Form 10-K/A
period 1993-09-30
STERLING SOFTWARE INC
filed 1994-01-26
CIK 716714

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                          FORM 10-K/A AMENDMENT NO. 1

/X/                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                          FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1993
                                               OR
/ /                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

                              COMMISSION FILE NO.
                                     1-8465
                            ------------------------
                            STERLING SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  75-1873956
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

                   8080 NORTH CENTRAL EXPRESSWAY, SUITE 1100
                              DALLAS, TEXAS 75206
          (Address of principal executive offices, including zip code)
       Registrant's telephone number, including area code: (214) 891-8600
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
- --------------------------------------------------------  --------------------------------------------------------
             Common Stock, $0.10 Par Value                                New York Stock Exchange
       5 3/4% Convertible Subordinated Debentures
                  Due February 1, 2003                                    New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of November 30, 1993, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $456,430,992 based on the closing sales price of $27 7/8 on the New York Stock Exchange.

    As of November 30, 1993, 18,314,752 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            STERLING SOFTWARE, INC.
                               TABLE OF CONTENTS

FORM 10-K/A ITEM                                                                                                PAGE
- -----------------------------------------------------------------------------------------------------------     -----
PART I.
  Item  1.  Business.......................................................................................           *
  Item  2.  Properties.....................................................................................           *
  Item  3.  Legal Proceedings..............................................................................           *
  Item  4.  Submission of Matters to a Vote of Security Holders............................................           *
PART II.
  Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters..........................           *
  Item  6.  Selected Financial Data........................................................................           *
  Item  7.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations..................................................................................           *
  Item  8.  Financial Statements and Supplementary Data....................................................           *
  Item  9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...........................................................................           *
PART III.
  Item 10.  Directors and Executive Officers of the Registrant.............................................           3
  Item 11.  Executive Compensation.........................................................................           5
  Item 12.  Security Ownership of Certain Beneficial Owners and Management.................................          10
  Item 13.  Certain Relationships and Related Transactions.................................................          12
PART IV.
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................           *

- ------------------------
  * Not amended.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                      NAME                            AGE                              POSITION
- ------------------------------------------------      ---      ---------------------------------------------------------
Robert J. Donachie(1)...........................          65   Director
Evan A. Wyly....................................          32   Director
Robert E. Cook(1)...............................          52   Director
Phillip A. Moore................................          51   Executive Vice President, Technology and Director
Charles J. Wyly, Jr.(2)(3)......................          60   Vice Chairman of the Board and Director
Michael C. French...............................          50   Director
Sam Wyly(2)(3)..................................          59   Chairman of the Board, Chairman of the Stock Option
                                                                Committee, Chairman of the Executive Committee and
                                                                Director
Sterling L. Williams(2)(3)......................          50   President, Chief Executive Officer and Director
Donald R. Miller, Jr............................          39   Director

- ------------------------
(1) Member of the Audit Committee
(2) Member of the Executive Committee
(3) Member of the Stock Option Committee

    Sam Wyly co-founded Sterling Software in 1981 and has served as Chairman of the Board and a director since its formation. In 1963, Mr. Wyly founded University Computing Company, a computer software and services company, and served as President or Chairman from 1963 until 1979. Mr. Wyly co-founded Earth Resources Company, an oil refining and silver and gold mining company, and served as its Executive Committee Chairman from 1968 to 1980. Mr. Wyly and his brother, Charles J. Wyly, Jr., bought the 20 restaurant Bonanza Steakhouse chain in 1967. It grew to approximately 600 restaurants by 1989, during which time he served as Chairman. Mr. Wyly currently serves as Chairman of Michaels Stores, Inc., a specialty retail chain, and as President of Maverick Capital, Ltd., an investment fund management company. Sam Wyly is the father of Evan A. Wyly, a director of Sterling Software.

    Charles J. Wyly, Jr. co-founded Sterling Software in 1981 and has served as a director since its formation. Effective November 1984, Mr. Wyly was elected Vice Chairman of the Board. Mr. Wyly served as an officer and director of University Computing Company from 1964 to 1975, including President from 1969 to 1973. Mr. Wyly and his brother, Sam Wyly, founded Earth Resources Company and Charles J. Wyly, Jr. served as Chairman of the Board from 1968 to 1980. Mr. Wyly served as Vice Chairman of the Bonanza Steakhouse chain from 1967 to 1989. Mr. Wyly currently serves as Vice Chairman of the Board of Michaels Stores, Inc. and as Chairman of Maverick Capital, Ltd. Charles J. Wyly, Jr. is the father-in-law of Donald R. Miller, Jr., a director of Sterling Software.

    Sterling L. Williams co-founded Sterling Software in 1981 and has served as President, Chief Executive Officer and a director of Sterling Software since its formation. Mr. Williams also currently serves as a director of Cimage
Corporation, a privately held provider of document management systems, and INPUT, an information technology market research company.

    Robert J. Donachie has served as a director of Sterling Software since May 1983. He has been principally employed as a private business consultant since March 1981.

    Phillip A. Moore co-founded Sterling Software in 1981 and has served as a director since such time and as Executive Vice President, Technology since July 1993. Prior to July 1993, Mr. Moore served as Senior Vice President, Technology of Sterling Software.

    Evan A. Wyly has served as a director of Sterling Software since July 1992. Mr. Wyly is a Managing Director of Maverick Capital, Ltd. Prior to joining Maverick Capital, Ltd., Mr. Wyly served as Vice President of Mergers and Investments of Michaels Stores, Inc. from December 1991 to October 1993. In June 1988, Mr. Wyly founded Premier Partners Incorporated, a private investment firm, and served as President prior to joining Michaels Stores, Inc. Mr. Wyly also serves as a director of Michaels Stores, Inc. and Xscribe Corp., a high-technology information management company.

    Michael C. French has served as a director of Sterling Software since July 1992. He has been a partner with the law firm of Jackson & Walker, L.L.P. since 1976. Since September 1992, Mr. French has served as a director of Michaels Stores, Inc. Mr. French also currently serves as a Managing Director of Maverick Capital, Ltd.

    Donald R. Miller, Jr. has served as a director of Sterling Software since September 1993. Mr. Miller has served as Vice President -- Market Development of Michaels Stores, Inc. since November 1990 and as a director of Michaels Stores, Inc. since September 1992. Prior to November 1990, Mr. Miller served as Director of Real Estate of Michaels Stores, Inc. Mr. Miller also serves on the Board of Directors of Xscribe Corp.

    Robert E. Cook has served as a director of Sterling Software since July 1993. From 1981 until July 1993, Mr. Cook served as Chairman and a director of Systems Center, a computer software company listed on the New York Stock Exchange, and from 1981 until February 1993 he served as Chief Executive Officer of Systems Center. Mr. Cook currently also serves as a director of Easel, Incorporated, a provider of application development software, and ROADSHOW International, Inc., a privately held provider of computer-based routing solutions for private fleet operations.

    The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Part I of this report, which information is incorporated herein by reference.

                            SECTION 16 REQUIREMENTS

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it with respect to fiscal 1992, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been complied with, except that Werner L. Frank, an executive officer of the Company, filed one late report covering one transaction and Robert E. Cook filed one late report covering three transactions by his wife. Mr. Cook has disclaimed beneficial ownership of all shares of Common Stock of the Company held by his wife.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

    The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers, based on salary and bonus earned during fiscal 1993.

                                                                                      LONG TERM COMPENSATION
                                                                                  -------------------------------
                                                                                          AWARDS
                                                                                  ----------------------
                                              ANNUAL COMPENSATION                             SECURITIES  PAYOUTS
                                  --------------------------------------------    RESTRICTED  UNDERLYING  -------
         NAME AND                                                 OTHER ANNUAL      STOCK      OPTIONS/    LTIP     ALL OTHER
        PRINCIPAL                    SALARY          BONUS        COMPENSATION    AWARDS(S)      SARS     PAYOUTS  COMPENSATION
         POSITION           YEAR      ($)            ($)(1)          ($)(2)          ($)        (#)(3)      ($)       ($)(2)
- --------------------------  ----  ------------    ------------    ------------    ----------  ----------  -------  ------------
Sterling L. Williams,       1993       600,000         300,000        30,695           --       300,000      --       29,423   (4)
  President, Chief          1992       550,000         250,000        33,978           --       500,000      --       36,271
  Executive Officer         1991       500,000         200,000                         --        --          --
  and Director
Sam Wyly,                   1993       710,000(5)      300,000        33,212           --       300,000      --       62,581   (7)
  Chairman of the Board     1992       650,000(5)      300,000        23,474           --       667,000      --       75,198
  and Director              1991       600,000(5)      250,000(6)                      --        --          --
Charles J. Wyly, Jr.,       1993       355,000(8)      150,000         1,986           --       150,000      --       28,385   (10)
  Vice Chairman of the      1992       325,000(8)      150,000         9,543           --       333,000      --       26,633
  Board and Director        1991       300,000(8)      125,000(9)                      --        --          --
Werner L. Frank,            1993       310,000         158,873        --               --       125,000      --       18,710   (11)
  Executive Vice President  1992       285,000         358,342        --               --        77,000      --       17,742
                            1991       260,000         236,452                         --        --          --
Warner C. Blow,             1993       290,000         170,000        --               --       100,000      --       12,823   (12)
  Executive Vice President  1992       270,000         267,684        --               --       125,000      --        6,866
                            1991       250,000         216,423                         --        --          --

- ------------------------
(1) Reflects bonus earned during the fiscal year. In some instances all or a portion of the bonus was paid during the next fiscal year.
(2) Disclosure of Other Annual Compensation and All Other Compensation is not required for fiscal year 1991.
(3) Options to acquire shares of Common Stock.
(4) Consists of $23 in Company contributions to the Company's Savings and Security Plan and $29,400 in premiums on a universal life insurance policy for Mr. Williams' benefit.
(5) Includes  fees of $355,000, $325,000 and $300,000  paid to Sam Wyly in 1993,
    1992 and 1991, respectively, for his service as Chairman of the Board of Directors of the Company.
(6) Consulting fees paid as incentive compensation in 1991.
(7) Consists of $5,423 in Company contributions to the Company's Savings and Security Plan and $57,158 in premiums on a universal life insurance policy for Sam Wyly's benefit.
(8) Includes fees of $177,500, $162,500 and $150,000 paid to Charles J. Wyly, Jr. in 1993, 1992 and 1991, respectively, for his service as Vice Chairman of the Board of Directors of the Company.
(9) Consulting fees paid as incentive compensation in 1991.
(10) Consists of $6,965 in Company contributions to the Company's Savings and Security Plan and $21,420 in premiums on a universal life insurance policy for Charles J. Wyly, Jr.'s benefit.
(11) Consists of $5,580 in Company contributions to the Company's Savings and Security Plan and $13,130 in premiums on a universal life insurance policy for Mr. Frank's benefit.

(12) Consists of $6,655 in Company contributions to the Company's Savings and Security Plan and $6,168 in premiums on a whole life insurance policy for Mr. Blow's benefit.

OPTION GRANTS DURING 1993 FISCAL YEAR

    The following table provides information related to options granted to the named executive officers during fiscal 1993.

                                        INDIVIDUAL GRANTS                                            POTENTIAL REALIZABLE
- -------------------------------------------------------------------------------------------------  VALUE AT ASSUMED ANNUAL
                                     NUMBER OF        % OF TOTAL                                     RATES OF STOCK PRICE
                                     SECURITIES      OPTIONS/SARS                                  APPRECIATION FOR OPTION
                                     UNDERLYING       GRANTED TO     EXERCISE OR                           TERM (1)
                                    OPTIONS/SARS     EMPLOYEES IN    BASE PRICE                    ------------------------
              NAME                 GRANTED (#)(2)   FISCAL YEAR (3)   ($/SH)(4)   EXPIRATION DATE    5% ($)       10% ($)
- --------------------------------  ----------------  ---------------  -----------  ---------------  -----------  -----------
Sterling L. Williams............     300,000(5)(8)         10.3       $  19.125      July 1, 1998    1,585,165    3,502,801
Sam Wyly........................     300,000(6)(8)         10.3       $  19.125      July 1, 1998    1,585,165    3,502,801
Charles J. Wyly, Jr. ...........     150,000(6)(8)          5.1       $  19.125      July 1, 1998      792,583    1,751,401
Werner L. Frank.................     125,000(7)             4.3       $  19.125      July 1, 1998      660,486    1,459,500
Warner C. Blow..................     100,000(7)             3.4       $  19.125      July 1, 1998      528,388    1,167,600

- ------------------------
(1) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or vesting over periods of up to four years.
(2) Options to acquire shares of Common Stock.
(3) Includes options granted under the stock option plans of Systems Center from the beginning of the Company's fiscal year through June 30, 1993.
(4) The option exercise price may be paid in shares of Common Stock owned by the executive officer, in cash, or in any other form of valid consideration or a combination of any of the foregoing, as determined by the Stock Option Committee in its discretion.
(5) Options are exercisable in their entirety from and after the date of grant. The exercise price was equal to the fair market value of the Common Stock on the date of grant.
(6) Options become exercisable in their entirety July 1, 1994. Prior to such time the options are not exercisable. The exercise price was equal to the fair market value of the Common Stock on the date of grant.
(7) Options become exercisable with respect to 25% of the shares covered thereby on each of July 1, 1994, 1995, 1996 and 1997. In the event of a Change of Control (as hereinafter defined) of the Company, however, any unexercisable portion of the options will become immediately exercisable. See "Employment and Change of Control Agreements." The exercise price was equal to the fair market value of the Common Stock on the date of grant.
(8) Options  were granted  under the  Company's 1992  Non-Statutory Stock Option
    Plan.

OPTION EXERCISES DURING 1993 FISCAL YEAR
 AND FISCAL YEAR END OPTION VALUES

    The following table provides information related to options and warrants exercised by the named executive officers during the 1993 fiscal year and the number and value of options and warrants held at fiscal year end. The Company does not have any outstanding stock appreciation rights.

                                                                   NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED              IN-THE-MONEY
                                                                      OPTIONS/SAR'S                  OPTIONS/SAR'S
                                                                       AT FY-END(#)                 AT FY-END($)(2)
                             SHARES ACQUIRED       VALUE       ----------------------------  ------------------------------
           NAME              ON EXERCISE(#)   REALIZED($)(1)    EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
- ---------------------------  ---------------  ---------------  -------------  -------------  ---------------  -------------
Sterling L. Williams.......      100,000(3)      1,481,250        811,000(4)       --           5,032,700(4)       --
Sam Wyly...................        --               --    (5)      53,728(6)       300,000        953,672(6)     1,462,500
Charles J. Wyly, Jr........        --               --    (7)      98,320(8)       150,000      1,745,180(8)       731,250
Werner L. Frank............        --               --            117,250(9)       182,750      1,869,438(9)       999,188
Warner C. Blow.............        --               --             81,250          193,750      1,098,438        1,120,313

- ------------------------
(1) Value is calculated based on the difference between the option or warrant exercise price and the closing market price of the Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.
(2) The closing price for the Company's Common Stock as reported by the New York Stock Exchange on September 30, 1993 was $24.00. Value is calculated on the basis of the difference between the option or warrant exercise price and $24.00 multiplied by the number of shares of Common Stock underlying the option or warrant.
(3) Shares were acquired upon exercise of warrants.
(4) Includes warrants to purchase an aggregate of 11,000 shares of Common Stock.
(5) On December 4, 1992, Sam Wyly transferred to two trusts options to purchase an aggregate of 667,000 shares of Common Stock. The exercise price of each of the options transferred was $18.875 per share and the closing sale price of the Common Stock on the date of transfer was $21.50. Sam Wyly disclaims beneficial ownership of the shares of Common Stock subject to the options held by the trusts.
(6) Includes warrants to purchase an aggregate of 53,728 shares of Common Stock held by trusts of which Sam Wyly is trustee.
(7) On December 4, 1992, Charles J. Wyly, Jr. transferred to a trust options to purchase 333,000 shares of Common Stock. The exercise price of each of the options transferred was $18.875 per share and the closing sale price of the Common Stock on the date of transfer was $21.50. Charles J. Wyly, Jr. disclaims beneficial ownership of the shares of Common Stock subject to the options held by the trust.
(8) Includes warrants to purchase an aggregate of 98,320 shares of Common Stock held by trusts of which Charles J. Wyly, Jr. is trustee.
(9) Includes warrants to purchase an aggregate of 98,000 shares of Common Stock.

COMPENSATION OF DIRECTORS

    Messrs. Cook, Donachie, French, Miller and Evan Wyly are entitled to receive an annual fee of $25,000 plus $2,500 for each meeting of the Board of Directors and authorized committee of the Board of Directors that they attend. Additionally, Sam Wyly and Charles J. Wyly, Jr. receive annual directors' fees of $385,000 and $192,500 in their capacities as Chairman and Vice Chairman of the Board, respectively. Messrs. Williams and Moore do not receive separate compensation for their service as directors.

    During fiscal 1993 Mr. French provided advisory services to the Company, for which he was paid fees aggregating $254,537. Commencing January 1, 1994 Mr. French will provide advisory services to the Company for which he will be compensated at a rate of $15,000 per month. Since January 1, 1993, Jackson & Walker, L.L.P., the law firm of which Mr. French is a partner, has not charged the Company for any time spent by Mr. French on any Company matters.

    On July 2, 1993, the Company entered into a one year Consultation Agreement with REC Enterprises, Inc., a Delaware corporation of which Robert E. Cook is President ("REC"), pursuant to which REC will receive a fee of $240,000. During fiscal 1993, Evan Wyly received $48,000 from the Company pursuant to a consulting arrangement, which consulting arrangement was terminated January 1, 1994.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

    On  July 7, 1987, the Company entered into agreements with Sam Wyly, Charles
J. Wyly, Jr. and Sterling L. Williams, executive officers of the Company (such agreement with Sterling L. Williams being sometimes referred to herein as the "1987 Agreement"), which agreements provide for employment of such persons by the Company upon the occurrence of a change of control. Pursuant to such agreements, a change of control is deemed to occur (i) when any person, other than Sam Wyly or Charles J. Wyly, Jr., or an affiliate of either of them, becomes the beneficial owner of securities of the Company representing 20% or more of the combined voting power of the Company's outstanding securities, (ii) if, during any three consecutive years, individuals who constitute the Board of Directors at the beginning of such period cease to constitute a majority of the Board of Directors or (iii) upon the occurrence of any event that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Exchange Act (such events are herein referred to as a "Change of Control"). The 1987 Agreement expires five years after the date of the Change of Control and requires the Company to pay to such officer, if his employment is terminated within such five-year period, a sum equal to five times such officer's salary, bonus and benefits during the twelve-month period immediately preceding termination. The agreements between the Company and Sam Wyly and the Company and Charles J. Wyly, Jr. each expire seven years after the date of the Change of Control and each require the Company to pay such officer, if his employment is terminated within such seven-year period, a sum equal to seven times such officer's salary, bonus and benefits during the twelve-month period immediately preceding termination, provided that such termination payments made pursuant thereto shall not exceed $6.5 million for Sam Wyly and $3.25 million for Charles J. Wyly, Jr.

    Effective January 1, 1993, the Company entered into an employment agreement with Sterling L. Williams (the "Employment Agreement"), which provides for an annual base salary of $600,000 and certain personal benefits plus such bonuses or other benefits and annual increases on which the Company and Mr. Williams may agree. Effective October 1, 1993, Mr. Williams' base salary was increased to $650,000. Upon termination of Mr. Williams' employment by (i) the Company or
(ii) Mr. Williams as a result of a reduction of his compensation or of the nature or scope of his authority and duties, the Employment Agreement will automatically be converted into a five-year consulting agreement. In such event, Mr. Williams shall be entitled to continue receiving compensation and certain benefits at the levels specified in the Employment Agreement. Prior to the expiration of its five-year term, the consulting agreement may be terminated by Mr. Williams at any time and by the Company at Mr. Williams' death. In the event of termination of Mr. Williams' employment following a Change of Control, at Mr. Williams' option, the terms of the 1987 Agreement will govern the termination. In the event of a Change of Control following conversion of the Employment Agreement into a consulting agreement, Mr. Williams will have the option of terminating the consulting agreement and, thereafter, will be entitled to receive in one lump sum the aggregate amount of all compensation due through the unexpired portion of the five-year consulting agreement.

    On October 1, 1989, the Company entered into agreements with Werner L. Frank and Warner C. Blow, executive officers of the Company (the "1989 Agreements"), which agreements provide for employment of such persons by the Company upon a Change of Control of the Company. Each of these agreements expires three years after the date of the Change of Control and requires the Company to pay each such officer, if his employment is terminated within such three-year period, a sum equal to 300% of such officer's salary, bonus and benefits during the twelve-month period immediately preceding termination.

    Effective January 1, 1993, the Company entered into employment agreements with Werner L. Frank and Warner C. Blow, which agreements provide for the continued compensation of Mr. Frank and Mr. Blow in the event that the Company terminates their employment. The agreement between the Company and Mr. Frank will expire on January 1, 1996, unless notice of termination is given by the Company prior to such date, in which event the agreement will expire three years after the date on which such notice is given. The agreement between the Company and Mr. Blow will expire three years after the date on which notice of termination is given to Mr. Blow by the Company. Each of these agreements requires the Company to continue to pay each such officer, upon his termination from employment by the Company, for 36 months, the salary, bonus and certain benefits in effect prior to such officer's termination from employment. In the event of termination of employment following a Change of Control, at such officer's option, the terms of the 1989 Agreements will govern termination.

EXECUTIVE AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal 1993, the members of the Executive Committee were primarily responsible for determining executive compensation, and the members of the Stock Option Committee made decisions related to stock option grants to executive officers. The following executive officers, who also are members of the Executive and Stock Option Committees, participated in deliberations concerning executive officer compensation: Sam Wyly, Charles J. Wyly, Jr. and Sterling L. Williams.

    Sam Wyly and Charles J. Wyly, Jr. are executive officers and members of the Executive Committees, Stock Option Committees and Boards of Directors of both the Company and Michaels Stores, Inc. Additionally, Sam Wyly and Charles J. Wyly, Jr. are members of the compensation committee of the Michaels Stores, Inc. Board of Directors. Accordingly, Sam Wyly and Charles J. Wyly, Jr. have participated in decisions related to compensation of executive officers of each of the Company and Michaels Stores, Inc.

    During fiscal 1993, Sam Wyly was indebted to the Company for non-interest bearing advances of $169,027, which were repaid to the Company on December 23, 1993. As of December 31, 1993, Sterling L. Williams was indebted to the Company for $897,483, which represented the then outstanding balance of and accrued interest on a promissory note executed effective January 1, 1992, and advances payable to the Company. The promissory note bears interest at an annual rate of 4.69% and is payable in varying installments through its final maturity date at December 31, 2000. The largest amounts of indebtedness outstanding since the beginning of the Company's last fiscal year for Sam Wyly and Mr. Williams were $169,027 and $897,483, respectively.

    As of January 4, 1994, the Company had invested $15 million in a securities investment partnership managed by Maverick Capital, Ltd. ("Maverick"), a fund whose objective is to achieve high total returns through aggressive investments in debt and/or equity securities in the United States or other world markets. Maverick is owned by Sam Wyly, Charles J. Wyly. Jr., Evan Wyly and various Wyly family trusts, including a trust for the benefit of the wife of Donald R. Miller, Jr. In addition, Michael C. French is a managing director of, and has an income interest in, Maverick. As of January 1, 1994, Maverick was managing a total of over $100 million of investment assets. The Company has the right to withdraw all or part of its investment at the end of any calendar quarter. As of January 4, 1994, based upon the net asset value of the partnership, the Company's investment was valued at $16.1 million. The Company believes that the terms of its agreement with the partnership, which provide for a 1% management fee to Maverick plus a special allocation of 20% of any net investment gains, are fair to the Company and are typical of the terms of other, comparable investment partnerships sponsored by unaffiliated investment managers.

    In addition, the Company has entered into an agreement as of December 13, 1993, with Maverick pursuant to which Maverick is to provide investment management services for a portion of the Company's available cash. The Company has paid a one-time set up fee of $75,000 under the agreement and will pay a quarterly fee equal to .125% of the average net assets being managed. The Company believes the fees under this agreement are comparable to those that would be charged to the Company by unaffiliated third parties for comparable investment management services.

    From time to time the Company leases charter aircraft from a company owned by Sam Wyly and Charles J. Wyly, Jr., for travel by the Company's senior management in the course of the Company's business. The Company pays for the use of such aircraft at competitive market rates. For travel during fiscal 1993, such payments totalled $270,893. Payments for travel from the beginning of fiscal 1994 through January 1, 1994 totalled $64,314.

PENSION PLAN TABLE

    INFORMATICS SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN II ("SERP II"). In connection with its acquisition of Informatics General Corporation in 1985, the Company has retained the Informatics SERP II. The annual benefit payable upon retirement at age 65 or above under SERP II is equal to the lesser of the following amounts: (1) .00167 times the participant's total months of service times "earnings" (i.e., the average of salary plus any bonuses under other profit sharing plans for the three consecutive years of highest compensation) or
(2) 50% of "earnings" less the annuity equivalent of the participant's account balance under the Sterling Software, Inc. Subsidiary Retirement Plan at the termination of such plan in December 1989 plus the annuity equivalent of the assumed Company matching contribution under the Company's Savings and Security Plan for such year. Benefits paid under SERP II are adjusted in the event of disability or retirement prior to age 65. Benefits are also adjusted annually, upward or downward, to the extent that the increase or decrease, if any, in the Consumer Price Index for the preceding calendar year over the Consumer Price Index for the next preceding calendar year exceeds 5%. As of December 31, 1993, Mr. Warner Blow had accrued approximately nineteen years of service under SERP
II. None of the other executive officers named in the Summary Compensation Table participate under SERP II. Amounts paid under SERP II are taxable as income. SERP II is not funded and benefits are paid as they become due.

    The following table shows the estimated annual benefits payable upon retirement at age 65 to participants in SERP II for the indicated levels of average annual compensation and various periods of service, assuming no future changes in such plan and based upon .00167 times the participant's total months of service times "earnings":

                                                                         YEARS OF SERVICE
                                                  ---------------------------------------------------------------
                  REMUNERATION                        15           20           25           30           35
- ------------------------------------------------  -----------  -----------  -----------  -----------  -----------
$200,000........................................  $    60,000  $    80,000  $   100,000  $   100,000  $   100,000
 225,000........................................       67,500       90,000      112,500      112,500      112,500
 250,000........................................       75,000      100,000      125,000      125,000      125,000
 300,000........................................       90,000      120,000      150,000      150,000      150,000
 350,000........................................      105,000      140,000      175,000      175,000      175,000
 400,000........................................      120,000      160,000      200,000      200,000      200,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information as of December 31, 1993 regarding the beneficial ownership of capital stock of the Company by each person known by the Company to own 5% or more of the outstanding shares of each class of the Company's capital stock, each director of the Company, the Company's Chief Executive Officer, each of the Company's four other most highly compensated executive officers for fiscal 1993 and the directors and executive officers of the Company as a group. The persons named in the table have sole voting and investment power with respect to all shares of capital stock owned by them, unless otherwise noted.

                                                                        AMOUNT AND
                                                                         NATURE OF         PERCENT
        NAME OF BENEFICIAL                                              BENEFICIAL          OF
        OWNER OR GROUP (1)                   TITLE OF CLASS              OWNERSHIP         CLASS
- ----------------------------------  --------------------------------  ---------------      -----
Sam Wyly..........................  Common Stock                              634,100(2)    3.4%
                                    Series B Junior Preferred Stock            49,997(3)    25.0%
Charles J. Wyly, Jr...............  Common Stock                              925,444(4)     5.0%
                                    Series B Junior Preferred Stock           124,993(5)    62.5%
Evan Wyly.........................  Common Stock                               62,754(6)     *
                                    Series B Junior Preferred Stock            25,010      12.5 %
The Wyly Group....................  Common Stock                            1,259,544(7)    6.8 %
                                    Series B Junior Preferred Stock           200,000       100 %
Sterling L. Williams..............  Common Stock                              825,000(8)     4.3%
Phillip A. Moore..................  Common Stock                               58,999(9)     *
Robert J. Donachie................  Common Stock                               11,100(10)    *
Michael C. French.................  Common Stock                               10,400(11)    *
Warner C. Blow....................  Common Stock                                  -0-        *
Werner L. Frank...................  Common Stock                               69,991(12)    *
Donald R. Miller, Jr. ............  Common Stock                                  -0-        *
Robert E. Cook....................  Common Stock                              735,501(13)   3.9 %
Lorne House Trust Limited.........  Common Stock                            1,451,588(14)   7.5 %
The Bulldog Non-Grantor Trust.....  Common Stock                              994,725(15)   5.2 %
Directors and Executive Officers
 as a Group.......................  Common Stock                            3,160,486(16)  15.8 %
                                    Series B Junior Preferred Stock           200,000       100 %

- ------------------------
*   Less than 1%.
(1) The address of Sam Wyly, Charles J. Wyly, Jr. and The Wyly Group is 8080 North Central Expressway, Suite 1100, Dallas, Texas 75206. The address of Lorne House Trust Limited and the Bulldog Non-Grantor Trust is Lorne House, Castletown, Isle of Man, British Isles.
(2) Includes 141,760 shares directly owned by, and 35,728 shares purchasable pursuant to Series B Warrants and 18,000 shares purchasable pursuant to Series F Warrants held by, family trusts of which Sam Wyly is trustee.
    Includes  an  aggregate of  438,612  shares held  of  record by  two limited partnerships of which Sam Wyly is general partner. Does not include an aggregate of 1,661,725 shares beneficially owned by three separate irrevocable trusts established by Sam Wyly. Sam Wyly disclaims beneficial ownership of the excluded shares.
(3) Directly owned by family trusts of which Sam Wyly is trustee.
(4) Includes 270,550 shares directly owned by, and 89,320 shares purchasable pursuant to Series B Warrants and 9,000 shares purchasable pursuant to Series F Warrants held by, family trusts of which Charles J. Wyly, Jr. is trustee. Includes 556,574 shares held of record by two limited partnerships of which Charles J. Wyly, Jr. is general partner. Does not include an aggregate of 789,863 shares beneficially owned by two separate irrevocable non-grantor trusts established by Charles J. Wyly, Jr. Charles J. Wyly, Jr. disclaims beneficial ownership of the excluded shares.
(5) Directly owned by family trusts of which Charles J. Wyly, Jr. is trustee.

(6) Includes 10,000 shares purchasable pursuant  to an option and 17,864  shares purchasable pursuant to Series B Warrants.
(7) The  Wyly Group consists of Sam Wyly,  Charles J. Wyly, Jr. and First Dallas
    Limited, a limited partnership  of which Sam Wyly  and Charles J. Wyly,  Jr.
    are general partners.
(8) Includes  800,000 shares purchasable  pursuant to options  and 11,000 shares purchasable pursuant to Series F Warrants.
(9) Includes 150 shares  directly held by  Mr. Moore's child  and 19,250  shares purchasable pursuant to options.
(10) Includes 10,000 shares purchasable pursuant to options.
(11) Includes 10,000 shares purchasable pursuant to an option and 400 shares held in a retirement account directed by Michael C. French.
(12) Includes  19,250 shares purchasable pursuant to an option, and 50,000 shares purchasable pursuant to Series F Warrants.
(13) Includes 311,695 shares  purchasable pursuant to  options. Does not  include
    18,661  shares directly owned by, and  44,963 shares purchasable pursuant to
    options  beneficially  owned  by,  Mr.  Cook's  wife.  Mr.  Cook   disclaims
    beneficial ownership of the excluded shares.
(14) Based  on an amendment to Schedule 13D  filed with the SEC dated December 7,
    1992,  includes  468,000  shares  directly  owned  by,  and  607,088  shares purchasable  pursuant  to  Series  B  Warrants,  336,000  shares purchasable pursuant to  Series E  Warrants and  40,500 shares  purchasable pursuant  to
    Series  F  Warrants  beneficially owned  by,  Lorne House  Trust  Limited as trustee of the Bulldog Non-Grantor  Trust and the Pitkin Non-Grantor  Trust,
    irrevocable  non-grantor trusts established by Sam Wyly and Charles J. Wyly,
    Jr., respectively.
(15) Based on an amendment to Schedule 13D  filed with the SEC dated December  7,
    1992,  includes  350,000  shares  directly  owned  by,  and  404,725  shares purchasable pursuant to  Series B  Warrants and  240,000 shares  purchasable pursuant to Series E Warrants beneficially owned by, the Bulldog Non-Grantor
    Trust.
(16) In  addition to the ownership of the directors and executive officers listed in the  table  and more  fully  described  in footnotes  (2)  through  (13), includes  the following shares beneficially  owned by executive officers not named in  the table:  106,217  shares purchasable  pursuant to  options  and
    19,980 shares purchasable pursuant to Series F Warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    During fiscal 1993, Geno P. Tolari, Executive Vice President of the Company, was indebted to the Company pursuant to a loan that bore interest at an annual rate of 1% above the prime rate of interest and was due and payable on July 13, 1995. The largest amount of indebtedness outstanding since the beginning of the Company's last fiscal year for Mr. Tolari was $138,029. Mr. Tolari repaid such indebtedness to the Company on January 10, 1994. During fiscal 1993, Michael C. French was indebted to the Company pursuant to a promissory note executed effective March 31, 1992, payable to the Company. Such promissory note bore interest at an annual rate of 7.68% and was due and payable on March 31, 1993. The largest amount of indebtedness outstanding since the beginning of the Company's last fiscal year for Mr. French was $74,191. Mr. French repaid such indebtedness to the Company on September 22, 1993. Sam Wyly and Sterling L. Williams were also indebted to the Company during fiscal 1993. See "Executive Compensation -- Executive and Stock Option Committee Interlocks and Insider Participation."

    Jackson & Walker, L.L.P., a law firm of which Michael C. French is a partner, provides legal services to the Company. Since January 1, 1993, the Company has not been charged by such firm for any time spent by Mr. French on any Company matters.

    As of January 4, 1994, the Company had invested $15 million in a securities investment partnership managed by Maverick, a fund whose objective is to achieve high total returns through aggressive investments in debt and/or equity securities in the United States or other world markets. Maverick is owned by Sam Wyly, Charles J. Wyly, Jr., Evan A. Wyly and various Wyly family trusts, including a trust for the benefit of the wife of Donald R. Miller, Jr. In addition, Michael C. French is a managing director of, and has an income interest in, Maverick. As of January 1, 1994, Maverick was managing a total of over $100 million of investment assets. The Company has the right to withdraw all or part of its investment at the end of any calendar quarter. As of January 4, 1994, based upon the net asset value of the partnership, the Company's investment was valued at $16.1 million. The Company believes that the terms of its agreement with the partnership, which provide for a 1% management fee to Maverick plus a special allocation of 20% of any net investment gains, are fair to the Company and are typical of the terms of other, comparable investment partnerships sponsored by unaffiliated investment managers.

    In addition, the Company has entered into an agreement as of December 13, 1993, with Maverick pursuant to which Maverick is to provide investment management services for a portion of the Company's available cash. The Company has paid a one-time set up fee of $75,000 under the agreement and will pay a quarterly fee equal to .125% of the average net assets being managed. The
Company believes the fees under this agreement are comparable to those that would be charged to the Company by unaffiliated third parties for comparable investment management services.

    From time to time the Company leases charter aircraft from a company owned by Sam Wyly and Charles J. Wyly, Jr. See "Executive Compensation -- Executive and Stock Option Committee Interlocks and Insider Participation."

    In  connection with the acquisition of Systems Center by the Company, Robert
E. Cook received a payment of $2 million pursuant to the terms of an agreement between Mr. Cook and Systems Center dated December 15, 1992 and amended June 14, 1993. The Company leases office space in Reston, Virginia from a partnership of which Mr. Cook is general partner and in which Mr. Cook has a 53% interest. The lease agreement was entered into by Systems Center in May 1985 and will expire in 2001. Rent payments for the Company's fiscal year ended September 30, 1993 totalled $2,893,091. The Company has no further option to extend the lease, but does have a right of first offer if the building is offered for sale.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 STERLING SOFTWARE, INC.

Date: January 26, 1994                    By  /s/      GEORGE H. ELLIS
                                              ---------------------------------
                                                       George H. Ellis
                                              EXECUTIVE VICE PRESIDENT, FINANCE
                                                 AND CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                         OFFICER)