Form 10-Q
period 1993-12-31
STERLING SOFTWARE INC
filed 1994-02-14
CIK 716714

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
     (Mark One)
        (X)     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1993

                                       or

        ( )     Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the transition period from _______________
                                             to _______________

                           COMMISSION FILE NO. 1-8465

                             STERLING SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     75-1873956
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification Number)



                    8080 NORTH CENTRAL EXPRESSWAY, SUITE 1100
                              DALLAS, TEXAS  75206
                    (Address of principal executive offices)

                                 (214) 891-8600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X                   No
                        ---                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Title               Shares Outstanding as of January 31, 1994
   ----------------------------    -----------------------------------------
   Common Stock, $.10 par value                   19,974,786

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          Index to Financial Statements

                                                                            Page
                                                                            ----

Sterling Software, Inc. Consolidated Balance Sheets at December 31, 1993
    and September 30, 1993 . . . . . . . . . . . . . . . . . . . . . . . .   3

Sterling Software, Inc. Consolidated Statements of Operations for the
    Three Months Ended December 31, 1993 and 1992. . . . . . . . . . . . .   4

Sterling Software, Inc. Consolidated Statements of Stockholders' Equity
    for the Three Months Ended December 31, 1993 and 1992. . . . . . . . .   5

Sterling Software, Inc. Consolidated Statements of Cash Flows for the
    Three Months Ended December 31, 1993 and 1992. . . . . . . . . . . . .   6

Sterling Software, Inc. Notes to Consolidated Financial Statements . . . .   7

                             STERLING SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                  A S S E T S



                                                                               December 31,  September 30,
                                                                                  1993           1993
                                                                              -------------  -------------
                                                                               (Unaudited)
Current assets:
  Cash and equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  29,564      $  29,752
  Marketable securities. . . . . . . . . . . . . . . . . . . . . . . . . . .       49,288         51,354
  Accounts and notes receivable, net . . . . . . . . . . . . . . . . . . . .      114,480        112,174
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .        8,683          8,790
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . .       11,602         12,764
                                                                                ---------      ---------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .      213,617        214,834

Property and equipment, net of accumulated depreciation of $38,176 at
  December 31, 1993 and $37,930 at September 30, 1993. . . . . . . . . . . .       29,268         27,124

Computer software, net of accumulated amortization of $77,816 at
  December 31, 1993 and $74,720 at September 30, 1993. . . . . . . . . . . .       58,517         59,539

Excess cost over net assets acquired, net of accumulated amortization of
  $16,835 at December 31, 1993 and $16,188 at September 30, 1993 . . . . . .       53,626         54,273

Noncurrent deferred income taxes . . . . . . . . . . . . . . . . . . . . . .       14,449         19,958

Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       39,527         21,933
                                                                                ---------      ---------
                                                                                 $409,004       $397,661
                                                                                ---------      ---------
                                                                                ---------      ---------


     L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . .     $  2,958       $  3,980
  Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . .       83,301         88,847
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       67,757         70,709
                                                                                ---------      ---------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .      154,016        163,536

Long-term notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . .      116,573        116,817
Other noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . . . .       21,275         20,095

Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000 shares authorized; 200,000
    shares issued and outstanding. . . . . . . . . . . . . . . . . . . . . .           20             20
  Common stock, $.10 par value; 50,000,000 shares authorized; 20,244,000 and 19,610,000 shares issued at December 31, 1993 and September 30,
    1993, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,024          1,961
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .      177,771        169,855
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (43,266)       (55,065)
  Less treasury stock, at cost: 1,823,000 and 1,837,000 shares at
    December 31, 1993 and September 30, 1993, respectively . . . . . . . . .      (19,409)       (19,558)
                                                                                ---------      ---------
      Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .      117,140         97,213
                                                                                ---------      ---------
                                                                                 $409,004       $397,661
                                                                                ---------      ---------
                                                                                ---------      ---------



                             See accompanying notes.

                             STERLING SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                   (Unaudited)




                                                                                      Three Months
                                                                                    Ended December 31
                                                                                 -----------------------
                                                                                   1993           1992
                                                                                 --------       --------
Revenue:
  Products . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $39,516        $37,463
  Product support. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32,420         29,211
  Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       36,959         32,109
                                                                                 --------       --------
                                                                                  108,895         98,783
Costs and expenses:
  Costs of sales:
    Products and product support . . . . . . . . . . . . . . . . . . . . . .       16,065         15,733
    Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25,309         24,894
                                                                                 --------       --------
                                                                                   41,374         40,627
  Product development and enhancement. . . . . . . . . . . . . . . . . . . .        7,020          5,917
  Selling, general and administrative. . . . . . . . . . . . . . . . . . . .       40,926         43,137
                                                                                 --------       --------
                                                                                   89,320         89,681
                                                                                 --------       --------
Income before other income (expense), income taxes and cumulative effect of
  a change in accounting principle . . . . . . . . . . . . . . . . . . . . .       19,575          9,102

Other income (expense):
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,655)        (1,946)
  Investment income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          677            458
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (825)           362
                                                                                 --------       --------
                                                                                   (1,803)        (1,126)
                                                                                 --------       --------
Income before income taxes and cumulative effect of a change in accounting
  principle. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,772          7,976
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . . .        6,753          2,951
                                                                                 --------       --------
Income before cumulative effect of a change in accounting principle. . . . .       11,019          5,025

Cumulative effect of a change in accounting principle, net of applicable
  income tax benefit (Note 4). . . . . . . . . . . . . . . . . . . . . . . .                      (2,774)
                                                                                 --------       --------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,019          2,251

Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . . . .           49            321
                                                                                 --------       --------
Income applicable to common stockholders . . . . . . . . . . . . . . . . . .      $10,970        $ 1,930
                                                                                 --------       --------
                                                                                 --------       --------
Income per common share:
  Income before cumulative effect of a change in accounting principle:
    Primary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ .49          $ .25
                                                                                 --------       --------
                                                                                 --------       --------
    Fully diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ .45          $ .25
                                                                                 --------       --------
                                                                                 --------       --------

  Net income:
    Primary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ .49          $ .11
                                                                                 --------       --------
                                                                                 --------       --------
    Fully diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ .45          $ .11
                                                                                 --------       --------
                                                                                 --------       --------
Average common shares outstanding. . . . . . . . . . . . . . . . . . . . . .       18,093         16,559
                                                                                 --------       --------
                                                                                 --------       --------



                             See accompanying notes

                             STERLING SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Three Months Ended December 31, 1993 and 1992
                                 (in thousands)
                                   (Unaudited)



                                   Preferred Stock     Common Stock                                Treasury Stock
                                  -----------------  -----------------                          --------------------
                                   Number             Number            Additional   Retained    Number                   Total
                                     of       Par       of       Par     Paid-in     Earnings      of                 Stockholders'
                                   Shares    Value    Shares    Value    Capital     (Deficit)   Shares      Cost        Equity
                                  --------  -------  --------  -------  ----------  ----------  --------  ----------  -------------
Balance at September 30, 1992.        200      $20    18,330   $1,833     $149,448   $(13,657)    1,884     $(20,060)     $117,584
  Net income . . . . . . . . .                                                          2,251                                2,251
  Preferred stock dividends. .                                                           (321)                                (321)
  Issuance of common stock
    pursuant to stock options,
    warrants and employee
    benefit plans. . . . . . .                           251       25        2,090                                           2,115
  Issuance of common stock
    to retirement plan . . . .                                                  47                   (9)          96           143
  Other. . . . . . . . . . . .                                                           (488)                                (488)
                                     -----    -----  --------  -------   ---------  ---------    -------   ---------     ---------
Balance at December 31, 1992 .        200      $20    18,581   $1,858     $151,585   $(12,215)    1,875     $(19,964)     $121,284
                                     -----    -----  --------  -------   ---------  ---------    -------   ---------     ---------
                                     -----    -----  --------  -------   ---------  ---------    -------   ---------     ---------

Balance at September 30, 1993.        200      $20    19,610   $1,961     $169,855   $(55,065)    1,837     $(19,558)      $97,213
  Net income . . . . . . . . .                                                         11,019                               11,019
  Preferred stock dividends. .                                                            (49)                                 (49)
  Issuance of common stock
    pursuant to stock options
    and warrants . . . . . . .                           634       63        7,799                                           7,862
  Issuance of common stock
    to retirement plan . . . .                                                 117                  (14)         149           266
  Other. . . . . . . . . . . .                                                            829                                  829
                                     -----    -----  --------  -------   ---------  ---------    -------   ---------     ---------
Balance at December 31, 1993 .        200      $20    20,244   $2,024     $177,771   $(43,266)    1,823     $(19,409)     $117,140
                                     -----    -----  --------  -------   ---------  ---------    -------   ---------     ---------
                                     -----    -----  --------  -------   ---------  ---------    -------   ---------     ---------



                             See accompanying notes.

                             STERLING SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)



                                                                                         Three Months
                                                                                      Ended December 31,
                                                                                   -----------------------
                                                                                     1993           1992
                                                                                   --------       --------
Operating activities:
  Income before cumulative effect of a change in accounting principle. . . . .      $11,019        $ 5,025
  Adjustments to reconcile income before cumulative effect of a change in accounting principle to net cash provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . .        8,093          7,601
      Provision for losses on accounts receivable. . . . . . . . . . . . . . .        3,201            205
      Provision for deferred income taxes. . . . . . . . . . . . . . . . . . .        5,509          1,398
      Foreign currency transaction loss (gain) . . . . . . . . . . . . . . . .          362            (94)
      Changes in operating assets and liabilities:
          Increase in accounts and notes receivable. . . . . . . . . . . . . .       (8,755)        (5,116)
          Decrease (increase) in prepaids and other assets . . . . . . . . . .          (25)         1,845
          Decrease in accounts payable and accrued expenses. . . . . . . . . .       (5,595)        (8,046)
          Increase (decrease) in deferred revenue. . . . . . . . . . . . . . .       (1,349)           870
          Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (83)           (85)
                                                                                   --------       --------
            Net cash provided by operating activities. . . . . . . . . . . . .       12,377          3,603

Investing activities:
  Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . .       (4,223)        (2,038)
  Purchases and capitalized cost of development of computer software . . . . .       (4,400)        (6,214)
  Purchases of investments . . . . . . . . . . . . . . . . . . . . . . . . . .      (20,971)
  Proceeds from sales of investments . . . . . . . . . . . . . . . . . . . . .        7,603
  Other      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          422            210
                                                                                   --------       --------
            Net cash used in investing activities. . . . . . . . . . . . . . .      (21,569)        (8,042)

Financing activities:
  Retirement and redemption of debt and capital lease obligations. . . . . . .       (3,255)        (1,557)
  Proceeds from issuance of debt . . . . . . . . . . . . . . . . . . . . . . .         2,961          3,489
  Proceeds from issuance of common stock pursuant to stock options, warrants
    and employee benefit plans . . . . . . . . . . . . . . . . . . . . . . . .        7,862          2,115
  Other      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,586            443
                                                                                   --------       --------
            Net cash provided by financing activities. . . . . . . . . . . . .        9,154          4,490

Effect of foreign currency exchange rate changes on cash . . . . . . . . . . .         (150)          (672)
                                                                                   --------       --------

Decrease in cash and equivalents . . . . . . . . . . . . . . . . . . . . . . .         (188)          (621)

Cash and equivalents at beginning of period. . . . . . . . . . . . . . . . . .       29,752         41,713
                                                                                   --------       --------

Cash and equivalents at end of period. . . . . . . . . . . . . . . . . . . . .      $29,564        $41,092
                                                                                   --------       --------
                                                                                   --------       --------

Supplemental cash flow information:
  Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    73        $ 1,159
                                                                                   --------       --------
                                                                                   --------       --------
  Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   578        $ 1,113
                                                                                   --------       --------
                                                                                   --------       --------
  Income tax refunds . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   514        $  -
                                                                                   --------       --------
                                                                                   --------       --------



                             See accompanying notes.

                             STERLING SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1993
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Sterling Software, Inc. and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany balances and transactions. The Company's quarterly financial data should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1993.

     REVENUE

     Revenue from license fees, including leasing transactions, for standard software products is recognized when the software is delivered, provided no significant future vendor obligations exist and collection is probable. Service revenue and revenue from certain products involving installation or other services are recognized as the services are performed.

     Product support contracts entitle the customer to telephone support, bug fixing and the right to receive software updates as they are released. Revenue from product support contracts, including product support included in initial license fees, is recognized ratably over the annual contract period. All significant costs and expenses associated with product support contracts are expensed ratably over the contract period.

     If software product transactions include the right to receive future products, a portion of the software product revenue is deferred and recognized as products are delivered. Contract accounting is applied for sales of software products requiring significant modification or customization.

     When products, product support and services are billed prior to the time the related revenue may be recognized, deferred revenue is recorded and related costs paid in advance are deferred.

     CASH EQUIVALENTS, MARKETABLE SECURITIES AND OTHER LONG-TERM INVESTMENTS

     Cash equivalents consist primarily of highly liquid investments in investment-grade commercial paper of various issuers, with maturities of three months or less when purchased. The carrying amount reported in the consolidated balance sheet for cash and cash equivalents approximates its fair value.

     Marketable securities and other long-term investments, all of which are classified as available-for-sale, consist primarily of medium term notes, U.S. government obligations, commercial paper, bond mutual funds, an investment in an investment fund partnership and certificates of deposit. The fair values for marketable securities are based on quoted market prices. The estimated fair value of the investment in an investment fund partnership is based on quoted market prices of the partnership's underlying securities.

2.   UNAUDITED INTERIM FINANCIAL STATEMENTS

     The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position and results of operations for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year.


3.   SEGMENT INFORMATION

     The Company acquires, develops, markets and supports a broad range of computer software products and services in three major markets classified as Enterprise Software, Electronic Commerce and Federal Systems. Each major market is represented through decentralized business groups. The Enterprise Software Group provides enterprise-wide systems management and applications management software for large computing environments. The Electronic Commerce Group provides software and services to facilitate electronic commerce, defined by the Company as the worldwide electronic interchange of business information, including electronic data interchange software and services, data communications and electronic payments software for financial institutions. The Federal Systems Group provides highly technical services to the federal government, generally under multi-year, cost-based contracts, primarily in support of National Aeronautics and Space Administration aerospace research projects and secure communications systems for the Department of Defense. A fourth business group, International, is responsible for sales and level one support of the Company's products outside the United States. International Group operating results are included in the Company's Enterprise Software and Electronic Commerce segments in the business segment tables contained herein.
International Group revenue of $29,889,000 and $29,245,000 and operating profit of $4,275,000 and $784,000 for the three months ended December 31, 1993 and 1992, respectively, has been allocated to the business segments.

     Financial information concerning the Company's operations, by business segment, for the three months ended December 31, 1993 and 1992 follows (in thousands):



                                                            Three Months
                                                          Ended December 31
                                                      -------------------------
                                                         1993           1992
                                                      ----------     ----------
     Revenue:
       Enterprise Software . . . . . . . . . . . .     $  47,885        $47,459
       Electronic Commerce . . . . . . . . . . . .        34,179         25,243
       Federal Systems . . . . . . . . . . . . . .        24,718         23,747
       Corporate and other . . . . . . . . . . . .         2,113          2,334
                                                      ----------     ----------
         Consolidated totals . . . . . . . . . . .      $108,895        $98,783
                                                      ----------     ----------
                                                      ----------     ----------

     Operating Profit (Loss):
       Enterprise Software . . . . . . . . . . . .      $ 15,727        $10,152
       Electronic Commerce . . . . . . . . . . . .         6,949          2,860
       Federal Systems . . . . . . . . . . . . . .         1,614          1,580
       Corporate and other . . . . . . . . . . . .        (4,715)        (5,490)
                                                      ----------     ----------
         Consolidated totals . . . . . . . . . . .      $ 19,575       $  9,102
                                                      ----------     ----------
                                                      ----------     ----------


     The amounts presented for "Corporate and other" include corporate expense, inter-segment eliminations and the results of operations of the Company's retail software division.


4.   CHANGE IN ACCOUNTING FOR POSTRETIREMENT BENEFITS

     During the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS No. 106"), which requires that the expected cost of postretirement benefits be charged to expense during the years the employee renders service. The effect of adopting the new standard as of October 1, 1992 was a charge of $2,774,000, representing the accumulated benefit obligation existing at that date, net of related income tax benefit of $1,813,000. This charge is shown as the cumulative effect of a change in accounting principle. The results for the first quarter of 1993 have been restated for the cumulative effect of the adoption of the new standard and the ratable portion of the 1993 effect of the adoption of the new standard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGER WITH SYSTEMS CENTER, INC.

     On July 1, 1993, Sterling Software Inc. ("Sterling Software") acquired Systems Center, Inc. ("Systems Center"), a Delaware corporation based in Reston, Virginia which developed, marketed and supported systems software products, in a merger (the "Merger") accounted for as a pooling of interests, resulting in the combined company, hereafter defined as the "Company." The merger of the equity interests has been given retroactive effect and the Company's financial statements for periods prior to the Merger represent the combined financial statements of the previously separate entities adjusted to conform Systems Center's fiscal years and accounting policies to those used by Sterling Software.

     In connection with the Merger, the Company eliminated duplicate facilities and equipment, reduced its workforce and wrote off certain software products which will not be actively marketed by the Company. There were no restructuring charges incurred in the first quarter of 1994 in excess of the restructuring charges accrued in the fourth quarter of 1993. The Company does not expect there to be any material increase in costs and expenses in 1994 as a result of the restructuring of the Company. In addition, future operating results are expected to benefit from the reduction in workforce and elimination of duplicate facilities and equipment. Approximately $8,500,000 of cash was expended in the first quarter of 1994 relating to restructuring charges accrued in the fourth quarter of 1993. Future cash expenditures related to the restructuring are anticipated to be made from cash generated from operations.

THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992

     Effective with the Merger, Sterling Software changed Systems Center's fiscal year-end from December 31 to September 30, affecting the timing of sales incentives and changing the revenue pattern for products previously marketed by Systems Center. Accordingly, the Company believes that the revenue for the three months ended December 31, 1993, which is the Company's first and traditionally lowest revenue quarter of its fiscal year, is not directly comparable to revenue for the three months ended December 31, 1992, which includes Systems Center's fourth and traditionally strongest revenue quarter of its fiscal year. While the change in revenue patterns did not materially impact revenues for the Electronic Commerce Group ("ECG") or the Federal Systems Group ("FSG"), this change was relevant with respect to Enterprise Software Group ("ESG") revenues because the majority of the products previously marketed by Systems Center are now marketed by ESG. Revenue increased $10,112,000, or 10%, in the first quarter of 1994 over the same period of 1993. Foreign revenue represented approximately 27% and 30% of the Company's total revenue in the first quarter of 1994 and 1993, respectively. All three operating groups contributed to this revenue growth. ESG revenue increased $426,000, or 1%, due to increases in product and product support revenue. ECG revenue increased $8,936,000, or 35%, on the strength of a $3,695,000, or 44%, increase in network services revenue, a $2,630,000, or 27%, increase in product revenue and a $2,611,000, or 36%, increase in product support revenue. The increase in network services revenue was due to an increase in the network service customer base, primarily in the retail, grocery and hardlines vertical markets, and increases in the network processing volume for existing customers. ECG product revenue increased primarily as a result of increased software sales in the Communications Software Division and Interchange Software Division. ECG product support revenue increased primarily as a result of an increase in the installed customer base and price increases for some products.

FSG revenue increased $971,000, or 4%, primarily due to higher contract billings in the Information Technology Division and NASA Ames Division.

     Total costs and expenses decreased $361,000. Total cost of sales increased $747,000, or 2%, primarily due to a slight increase in amortization expense and a $723,000, or 3%, increase in federal contract costs, commensurate with the increase in FSG revenue. Increased amortization expense related to capitalized software additions was offset by declines in the amortization of purchased software due to the full amortization of certain purchased software and the write-off in the fourth quarter of 1993 of certain software products which will not be actively marketed by the Company as a result of the Merger. Product development expense for the first quarter of 1994 was $7,020,000, net of $4,400,000 of costs capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("FAS No. 86"). In the first quarter of 1993, product development expense was $5,917,000, net of $6,214,000 of costs capitalized pursuant to FAS No. 86. Total product development costs continued to grow, reflecting increases in the Company's development activities in ECG and ESG. Selling, general and administrative expense decreased $2,211,000, or 5%, reflecting reduced costs after the Company's fourth quarter 1993 restructuring due to the Merger, which eliminated duplicate corporate overhead functions and streamlined the sales and marketing functions, resulting in a reduced workforce, and eliminated duplicate facilities.

     Income before cumulative effect of an accounting change increased $5,994,000, or 119%, primarily due to higher operating profits in ECG, up 143%, and ESG, up 55%, coupled with decreased corporate overhead in the first quarter of 1994 over the same period of 1993 due to the Merger, partially offset by an increase in federal income tax expense due to higher pretax profit. Also contributing to this increase was an increase of $219,000 in investment income earned on higher average balances of cash equivalents and marketable securities during the first quarter of 1994 resulting from the net cash generated from the issuance in February 1993 of $115,000,000 principal amount of 5 3/4% Convertible Subordinated Debentures Due 2003, net of $40,165,000 paid for the redemption of the Company's 8% Convertible Senior Subordinated Debentures. Interest expense also decreased $291,000 primarily due to interest accrued in the first quarter of 1993 on the unpaid Systems Center Series A 9% Convertible Preferred Stock ("Systems Center Preferred Stock") dividends. The Systems Center Preferred Stock dividends and accrued interest were paid on July 1, 1993 in connection with the Merger. Other income and expense includes foreign currency exchange losses in the first quarter of 1994 versus foreign currency exchange gains in the first quarter of 1993.

     The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS No. 106") as of October 1, 1992 and recorded a charge of $2,774,000, net of related income tax benefit of $1,813,000. This charge is shown as the cumulative effect of a change in accounting principle. See Note 4 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintained a strong liquidity and financial position with $59,601,000 of working capital at December 31, 1993, which includes $29,564,000 of cash and equivalents and

$49,288,000 of marketable securities. Net cash flows from operations increased $8,774,000 in the first quarter of 1994 as compared to the first quarter of 1993 primarily due to higher operating profits before noncash charges. Cash flows from operations and available cash balances were used to fund operations, marketable securities purchases and capital expenditures, including software additions.

     Included in "Other Assets" in the Consolidated Balance Sheet at December 31, 1993 is a $10 million investment in an investment fund partnership managed by Maverick Capital, Ltd., an investment fund management company ("Maverick"). The objective of the partnership is to achieve high total returns through aggressive investments in debt and/or equity securities in the United States and other world markets. The estimated fair value of the Company's investment in this partnership is based on quoted market prices of the partnership's underlying securities. Maverick, the fund manager, is owned by three directors of the Company and various of their family trusts, including a trust for the benefit of the wife of a fourth director. A fifth director serves as a managing director of, and has an income interest in, Maverick. The Company believes that the terms of its agreement with the partnership, which provide for a 1% management fee to Maverick plus a special allocation of 20% of any net investment gains, are fair to the Company and are typical of the terms of other, comparable investment partnerships sponsored by unaffiliated investment managers. Additionally, the Company has the right to withdraw all or part of its investment at the end of any calendar quarter. In January 1994, the Company made an additional investment of $5 million in the partnership.

     As of December 13, 1993, the Company entered into an agreement with Maverick pursuant to which Maverick is to provide investment management services for a portion of the Company's available cash. The Company will pay a quarterly fee equal to .125% of the average net assets being managed (approximately $65 million of net assets was being managed as of December 31, 1993). The Company believes the fees under this agreement are comparable to those that would be charged to the Company by unaffiliated third parties for comparable investment management services.

     During the first quarter of 1994, the Company capitalized software development costs of $4,400,000 compared to $6,214,000 in the first quarter of 1993. ECG accounted for $2,644,000 of the first quarter of 1994 expenditures, primarily for enhancements of products based on UNIX operating systems as well as enhancements of other products in the Communications Software Division and Interchange Software Division. ESG accounted for the remaining $1,756,000 first quarter of 1994 expenditures which related to the development of new products and product enhancements principally in the Systems Management, Storage Management and Applications Management divisions. Property and equipment purchases of $4,223,000 in the first quarter of 1994 include purchases made in ECG for equipment upgrades for network processing systems and computer equipment purchases to support the continuing growth in ECG. ESG's property and equipment additions were made to expand customer support facilities and computer operations in development laboratories and for computer purchases for international facilities. Property and equipment purchases were $2,038,000 in the first quarter of 1993. Net purchases of $13,368,000 in marketable securities and other investments in the first quarter of 1994 were generally from the net cash provided by operating activities and proceeds from issuances of common stock pursuant to the exercise of stock options and warrants.

     The Company has a $35 million revolving credit and term loan agreement, of which no amounts were borrowed or outstanding during the quarter. Borrowings, if any, outstanding on December 31, 1994 will be payable in eight equal quarterly payments. The Company's international operations borrowed $2,961,000 during the first quarter of 1994 on separate lines of credit, primarily for foreign exchange exposure management and working capital requirements. Payments of $2,965,000 were made during the first quarter of 1994 on these lines of credit. Other debt payments related to capital leases.

     Proceeds from the exercise of stock options and warrants were $7,862,000 during the first quarter of 1994, compared to $2,115,000 during the first quarter of 1993. In January 1994, approximately 1,482,000 shares were issued pursuant to the exercise of stock options and warrants, generating proceeds of approximately $9,000,000.

     At September 30, 1993, the Company's capital resource commitments consisted of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations primarily from internally generated funds. No significant commitments exist for future capital expenditures. The Company believes available balances of cash, cash equivalents and marketable securities combined with cash flows from operations and amounts available under credit and term loan agreements are sufficient to meet the Company's cash requirements for the foreseeable future.

OTHER MATTERS

     Demand for many of the Company's products tends to improve with increased inflation as customers strive to increase employee productivity and reduce costs. However, the effect of inflation on the Company's relatively labor intensive cost structure could adversely affect its results of operations to the extent the Company might not be able to recover increased operating costs through increased product licensing and prices.

     The assets and liabilities of non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the respective balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses are included as an adjustment to the accumulated deficit. The Company has mitigated a portion of its currency exposure through decentralized sales, marketing and support operations and through international development facilities, in which all costs are local currency based.

     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS No. 112"), which requires employers to recognize the cost of postemployment benefits on an accrual basis, if certain defined conditions are met. Postemployment benefits are all types of benefits provided to former or inactive employees, their beneficiaries, and covered dependents. The Company will be subject to the provisions of FAS No. 112 beginning in the fiscal year ending September 30, 1995. However, the Company does not believe the provisions of FAS No. 112 will have significant impact on the Company's financial position and results of operations in the year of adoption, as the majority of the postemployment benefits are a result of certain employment contracts. Payments under these contracts are contingent upon future events, the occurrence of which is not presently contemplated.

                           PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

          2(a)    -- Agreement and Plan of Merger dated as of March 31, 1993 among the Company, Systems Center, Inc. and SSI Acquisition Corporation ("Agreement and Plan of Merger") (1)
          2(b)    -- First Amendment to Agreement and Plan of Merger (10)
          4(a)    -- Certificate of Incorporation of the Company (2)
          4(b)    -- Certificate of Amendment of Certificate of Incorporation of
                     the Company (10)
          4(c)    -- Certificate of Amendment of Certificate of Incorporation of
                     the Company (3)
          4(d)    -- Restated Bylaws of the Company (4)
          4(e)    -- Form of Common Stock Certificate (5)
          4(f)    -- Form of Certificate of Designation, Preferences, Rights and
                     Limitations with respect to Series B Junior Preferred Stock
                     (10)
          4(g)    -- Form of Indenture between the Company and Bank of America
                     Texas, National Association, as Trustee, including the form of 5 3/4% Convertible Subordinated Debenture attached as Exhibit A thereto (6)
          4(h)    -- Preferred Stock and Warrant Purchase Agreement dated June
                     25, 1991 among Systems Center, Inc. and the Investors named therein (7)
          10(a)   -- Stock Option Agreement dated as of March 31, 1993 between the Company and Systems Center, Inc. (1)
          10(b)   -- Form of Stockholder Agreement dated as of March 31, 1993 between the Company and certain stockholders of Systems Center, Inc. (1)
          10(c)   -- Form of Sterling Software, Inc. Stockholder Agreement
                     between Systems Center, Inc. and certain directors and/or stockholders of the Company (1)
          10(d)   -- Amended Incentive Stock Option Plan of the Company (10)
          10(e)   -- Amended Form of Incentive Stock Option Agreement (10)
          10(f)   -- Amended Non-Statutory Stock Option Plan of the Company (10)
          10(g)   -- Amended Form of Non-Statutory Stock Option Agreement (10)
          10(h)   -- Supplemental Executive Retirement Plan II of Informatics
                     General Corporation (10)
          10(i)   -- Form of Supplemental Executive Retirement Plan II Agreement
                     (the "SERP II Agreement") (10)
          10(j)   -- Amendment to SERP II Agreement (10)
          10(k)   -- Form of Employment Agreement with Jeannette P. Meier,
                     George H. Ellis and Phillip A. Moore (10)
          10(l)   -- Form of Amendment No. 1 to Employment Agreement with
                     Jeannette P. Meier, George H. Ellis and Phillip A. Moore
                     (10)
          10(m)   -- Employment Agreement with Sam Wyly (10)
          10(n)   -- Employment Agreement with Charles J. Wyly, Jr. (10)

          10(o)   -- Employment Agreement with Sterling L. Williams (10)
          10(p)   -- Form of Amendment No. 1 to Employment Agreement with
                     Charles J. Wyly, Jr. and Sterling L. Williams (10)
          10(q)   -- Amendment No. 1 to Employment Agreement with Sam Wyly (10)
          10(r)   -- Amendment No. 2 to Employment Agreement with Sam Wyly (10)
          10(s)   -- Consultation Agreement with REC Enterprises, Inc. (10)
          10(t)   -- Employment Agreement with William D. Plumb (10)
          10(u)   -- Employment Agreement with William D. Plumb (10)
          10(v)   -- Form of Employment Agreement with Edward J. Lott, Warner C.
                     Blow, Werner L. Frank and Geno P. Tolari (10)
          10(w)   -- Employment Agreement with Sterling L. Williams (1)
          10(x)   -- Form of Employment Agreement with Jeannette P. Meier,
                     George H. Ellis, Phillip A. Moore, Warner C. Blow and
                     Geno P. Tolari (1)
          10(y)   -- Employment Agreement with Werner L. Frank (1)
          10(z)   -- Form of Series B Warrant Agreement (10)
          10(aa)  -- Form of Amendment to Series B Warrant Agreement
                     (January 1988) (10)
          10(bb)  -- Form of Amendment to Series B Warrant Agreement (May 1989)
                     (10)
          10(cc)  -- Form of Series E Warrant Agreement (10)
          10(dd)  -- Form of Amendment to Series E Warrant Agreement (May 1989)
                     (10)
          10(ee)  -- Form of Series F Warrant Agreement (10)
          10(ff)  -- Form of Amendment to Series F Warrant Agreement (May 1989)
                     (10)
          10(gg)  -- Amended and Restated Revolving Credit and Term Loan
                     Agreement dated June 8, 1990 between the Company and The First National Bank of Boston and BankOne Texas N.A. ("Loan Agreement") (10)
          10(hh)  -- First Amendment to Loan Agreement dated as of October 16,
                     1990 (10)
          10(ii)  -- Second Amendment to Loan Agreement dated as of September
                     19, 1991 (10)
          10(jj)  -- Third Amendment to Loan Agreement dated as of December 31,
                     1991 (10)
          10(kk)  -- Fourth Amendment to Loan Agreement dated as of June 15,
                     1992 (10)
          10(ll)  -- Fifth Amendment to Loan Agreement dated as of July 31, 1992
                     (10)
          10(mm)  -- Sixth Amendment to Loan Agreement dated as of August 31,
                     1992 (10)
          10(nn)  -- Seventh Amendment to Loan Agreement dated as of
                     September 9, 1992 (10)
          10(oo)  -- Eighth Amendment to Loan Agreement dated as of
                     September 30, 1992 (10)
          10(pp)  -- Ninth Amendment to Loan Agreement dated as of October 13,
                     1992 (10)
          10(qq)  -- Tenth Amendment to Loan Agreement dated as of December 17,
                     1992 (1)
          10(rr)  -- Form of Eleventh Amendment to Loan Agreement dated as of
                     March 29, 1993 (10)
          10(ss)  -- Twelfth Amendment to Loan Agreement dated as of June 30,
                     1993 (10)
          10(tt)  -- Form of Thirteenth Amendment to Loan Agreement dated as of
                     November 10, 1993 (10)
          10(uu)  -- Form of Fourteenth Amendment to Loan Agreement dated as of
                     November 22, 1993 (10)

          10(vv)  -- Fifteenth Amendment to Loan Agreement dated as of
                     December 21, 1993 (11)
          10(ww)  -- Sixteenth Amendment to Loan Agreement dated as of
                     December 30, 1993 (11)
          10(xx)  -- Seventeenth Amendment to Loan Agreement dated as of January
                     31, 1994 (11)
          10(yy) -- 1992 Executive Compensation Plan for Group Presidents (10) 10(zz) -- 1993 Executive Compensation Plan for Group Presidents (1) 10(aaa) -- 1994 Executive Compensation Plan for Group Presidents (10) 10(bbb) -- Form of Series G Warrant Agreement (10)
          10(ccc) -- Amended 1992 Non-Statutory Stock Option Plan (3)
          10(ddd) -- Form of Stock Option Agreement - 1992 Non-Statutory Stock
                     Option Plan (10)
          10(eee) -- Form of Indemnity Agreement between the Company and each of its directors and officers (10)
          10(fff) -- Systems Center, Inc. Restated and Amended Restricted Stock
                     Plan (8)
          10(ggg) -- Systems Center, Inc. Amended and Restated Nondiscretionary
                     Restricted Stock Plan (8)
          10(hhh) -- Systems Center, Inc. 1982 Stock Option Plan (8)
          10(iii) -- Systems Center, Inc. 1992 Stock Incentive Plan (8)
          10(jjj) -- Systems Center, Inc. 1983 Stock Plan (8)
          10(kkk) -- Systems Center, Inc. Share Option Scheme (8)
          10(lll) -- Registration Rights Agreement dated as of July 1, 1993 among the Company and the Selling Stockholders (9)
          11(a)   -- Computation of Earnings Per Share, Three Months Ended
                     December 31, 1993 (11)
          11(b)   -- Computation of Earnings Per Share, Three Months Ended
                     December 31, 1992 (11)
          15      -- None
          18      -- None
          19      -- None
          22      -- None
          23      -- None
          24      -- None
          27      -- None
          99      -- None

      (b)    Reports on Form 8-K.

          On November 16, 1993, the Company filed a Current Report on Form 8-K dated November 15, 1993, with respect to Item 5 of said form, which report related to Sterling Software, Inc.'s acquisition of Systems Center, Inc. The Company included in such report consolidated balance sheets of Sterling Software, Inc. as of September 30, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1993.

______________
(1)  Previously filed as an exhibit to the Company's Registration Statement
     No. 33-62028 on Form S-4 and incorporated herein by reference.
(2)  Previously filed as an exhibit to the Company's Registration Statement
     No. 2-82506 on Form S-1 and incorporated herein by reference.
(3)  Previously filed as an exhibit to the Company's Registration Statement
     No. 33-69926 on Form S-8 and incorporated herein by reference.
(4)  Previously filed as an exhibit to the Company's Registration Statement
     No. 33-47131 on Form S-8 and incorporated herein by reference.
(5)  Previously filed as an exhibit to the Company's Registration Statement
     No. 2-86825 on Form S-1 and incorporated herein by reference.
(6)  Previously filed as an exhibit to the Company's Registration Statement
     No. 33-57428 on Form S-3 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Systems Center, Inc. for the quarter ended June 30, 1991 and incorporated herein by reference.
(8)  Previously filed as an exhibit to the Company's Registration Statement
     No. 33-65402 on Form S-8 and incorporated herein by reference.
(9)  Previously filed as an exhibit to the Company's Registration Statement
     No. 33-71706 on Form S-3 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
(11) Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              STERLING SOFTWARE, INC.




Date:  February 14, 1994                     /s/  Sterling L. Williams
                                       ------------------------------------
                                               Sterling L. Williams
                                        President, Chief Executive Officer
                                                   and Director
                                           (Principal Executive Officer)





Date:  February 14, 1994                       /s/  George H. Ellis
                                       ------------------------------------
                                                  George H. Ellis
                                             Executive Vice President
                                            and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

                                                                   Sequentially
Exhibit                                                             Numbered
  No.                              Description                        Page
- -------       -------------------------------------------------    ------------

2(a)     --   Agreement and Plan of Merger dated as of March 31,
              1993 among the Company, Systems Center, Inc. and SSI
              Acquisition Corporation ("Agreement and Plan of
              Merger") (1)
2(b)     --   First Amendment to Agreement and Plan of Merger (10)
4(a)     --   Certificate of Incorporation of the Company (2)
4(b)     --   Certificate of Amendment of Certificate of
              Incorporation of the Company (10)
4(c)     --   Certificate of Amendment of Certificate of
              Incorporation of the Company (3)
4(d)     --   Restated Bylaws of the Company (4)
4(e)     --   Form of Common Stock Certificate (5)
4(f)     --   Form of Certificate of Designation, Preferences,
              Rights and Limitations with respect to Series B
              Junior Preferred Stock (10)
4(g)     --   Form of Indenture between the Company and Bank of
              America Texas, National Association, as Trustee,
              including the form of 5 3/4% Convertible
              Subordinated Debenture attached as Exhibit A thereto
              (6)
4(h)     --   Preferred Stock and Warrant Purchase Agreement dated
              June 25, 1991 among Systems Center, Inc. and the
              Investors named therein (7)
10(a)    --   Stock Option Agreement dated as of March 31, 1993
              between the Company and Systems Center, Inc. (1)
10(b)    --   Form of Stockholder Agreement dated as of March 31,
              1993 between the Company and certain stockholders of
              Systems Center, Inc. (1)
10(c)    --   Form of Sterling Software, Inc. Stockholder
              Agreement between Systems Center, Inc. and certain
              directors and/or stockholders of the Company (1)
10(d)    --   Amended Incentive Stock Option Plan of the Company
              (10)
10(e)    --   Amended Form of Incentive Stock Option Agreement
              (10)
10(f)    --   Amended Non-Statutory Stock Option Plan of the
              Company (10)
10(g)    --   Amended Form of Non-Statutory Stock Option Agreement
              (10)
10(h)    --   Supplemental Executive Retirement Plan II of
              Informatics General Corporation (10)
10(i)    --   Form of Supplemental Executive Retirement Plan II
              Agreement (the "SERP II Agreement") (10)
10(j)    --   Amendment to SERP II Agreement (10)
10(k)    --   Form of Employment Agreement with Jeannette P.
              Meier, George H. Ellis and Phillip A. Moore (10)

10(l)    --   Form of Amendment No. 1 to Employment Agreement with
              Jeannette P. Meier, George H. Ellis and Phillip A.
              Moore (10)
10(m)    --   Employment Agreement with Sam Wyly (10)
10(n)    --   Employment Agreement with Charles J. Wyly, Jr. (10)
10(o)    --   Employment Agreement with Sterling L. Williams (10)
10(p)    --   Form of Amendment No. 1 to Employment Agreement with
              Charles J. Wyly, Jr. and Sterling L. Williams (10)
10(q)    --   Amendment No. 1 to Employment Agreement with Sam
              Wyly (10)
10(r)    --   Amendment No. 2 to Employment Agreement with Sam
              Wyly (10)
10(s)    --   Consultation Agreement with REC Enterprises, Inc.
              (10)
10(t)    --   Employment Agreement with William D. Plumb (10)
10(u)    --   Employment Agreement with William D. Plumb (10)
10(v)    --   Form of Employment Agreement with Edward J. Lott,
              Warner C. Blow, Werner L. Frank and Geno P. Tolari
              (10)
10(w)    --   Employment Agreement with Sterling L. Williams (1)
10(x)    --   Form of Employment Agreement with Jeannette P.
              Meier, George H. Ellis, Phillip A. Moore, Warner C.
              Blow and Geno P. Tolari (1)
10(y)    --   Employment Agreement with Werner L. Frank (1)
10(z)    --   Form of Series B Warrant Agreement (10)
10(aa)   --   Form of Amendment to Series B Warrant Agreement
              (January 1988) (10)
10(bb)   --   Form of Amendment to Series B Warrant Agreement
              (May 1989) (10)
10(cc)   --   Form of Series E Warrant Agreement (10)
10(dd)   --   Form of Amendment to Series E Warrant Agreement
              (May 1989) (10)
10(ee)   --   Form of Series F Warrant Agreement (10)
10(ff)   --   Form of Amendment to Series F Warrant Agreement
              (May 1989) (10)
10(gg)   --   Amended and Restated Revolving Credit and Term Loan
              Agreement dated June 8, 1990 between the Company and
              The First National Bank of Boston and BankOne Texas
              N.A. ("Loan Agreement") (10)
10(hh)   --   First Amendment to Loan Agreement dated as of
              October 16, 1990 (10)
10(ii)   --   Second Amendment to Loan Agreement dated as of
              September 19, 1991 (10)
10(jj)   --   Third Amendment to Loan Agreement dated as of
              December 31, 1991 (10)
10(kk)   --   Fourth Amendment to Loan Agreement dated as of
              June 15, 1992 (10)
10(ll)   --   Fifth Amendment to Loan Agreement dated as of
              July 31, 1992 (10)
10(mm)   --   Sixth Amendment to Loan Agreement dated as of
              August 31, 1992 (10)

10(nn)   --   Seventh Amendment to Loan Agreement dated as of
              September 9, 1992 (10)
10(oo)   --   Eighth Amendment to Loan Agreement dated as of
              September 30, 1992 (10)
10(pp)   --   Ninth Amendment to Loan Agreement dated as of
              October 13, 1992 (10)
10(qq)   --   Tenth Amendment to Loan Agreement dated as of
              December 17, 1992 (1)
10(rr)   --   Form of Eleventh Amendment to Loan Agreement dated
              as of March 29, 1993 (10)
10(ss)   --   Twelfth Amendment to Loan Agreement dated as of
              June 30, 1993 (10)
10(tt)   --   Form of Thirteenth Amendment to Loan Agreement dated
              as of November 10, 1993 (10)
10(uu)   --   Form of Fourteenth Amendment to Loan Agreement dated
              as of November 22, 1993 (10)
10(vv)   --   Fifteenth Amendment to Loan Agreement dated as of
              December 21, 1993 (11)
10(ww)   --   Sixteenth Amendment to Loan Agreement dated as of
              December 30, 1993 (11)
10(xx)   --   Seventeenth Amendment to Loan Agreement dated as of
              January 31, 1994 (11)
10(yy)   --   1992 Executive Compensation Plan for Group
              Presidents (10)
10(zz)   --   1993 Executive Compensation Plan for Group
              Presidents (1)
10(aaa)  --   1994 Executive Compensation Plan for Group
              Presidents (10)
10(bbb)  --   Form of Series G Warrant Agreement (10)
10(ccc)  --   Amended 1992 Non-Statutory Stock Option Plan (3)
10(ddd)  --   Form of Stock Option Agreement - 1992 Non-Statutory
              Stock Option Plan (10)
10(eee)  --   Form of Indemnity Agreement between the Company and
              each of its directors and officers (10)
10(fff)  --   Systems Center, Inc. Restated and Amended Restricted
              Stock Plan (8)
10(ggg)  --   Systems Center, Inc. Amended and Restated
              Nondiscretionary Restricted Stock Plan (8)
10(hhh)  --   Systems Center, Inc. 1982 Stock Option Plan (8)
10(iii)  --   Systems Center, Inc. 1992 Stock Incentive Plan (8)
10(jjj)  --   Systems Center, Inc. 1983 Stock Plan (8)
10(kkk)  --   Systems Center, Inc. Share Option Scheme (8)
10(lll)  --   Registration Rights Agreement dated as of July 1,
              1993 among the Company and the Selling Stockholders
              (9)
11(a)    --   Computation of Earnings Per Share, Three Months
              Ended December 31, 1993 (11)
11(b)    --   Computation of Earnings Per Share, Three Months
              Ended December 31, 1992 (11)

15       --   None
18       --   None
19       --   None
22       --   None
23       --   None
24       --   None
27       --   None
99       --   None

______________
(1)  Previously filed as an exhibit to the Company's Registration Statement
     No. 33-62028 on Form S-4 and incorporated herein by reference.
(2)  Previously filed as an exhibit to the Company's Registration Statement
     No. 2-82506 on Form S-1 and incorporated herein by reference.
(3)  Previously filed as an exhibit to the Company's Registration Statement
     No. 33-69926 on Form S-8 and incorporated herein by reference.
(4)  Previously filed as an exhibit to the Company's Registration Statement
     No. 33-47131 on Form S-8 and incorporated herein by reference.
(5)  Previously filed as an exhibit to the Company's Registration Statement
     No. 2-86825 on Form S-1 and incorporated herein by reference.
(6)  Previously filed as an exhibit to the Company's Registration Statement
     No. 33-57428 on Form S-3 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Systems Center, Inc. for the quarter ended June 30, 1991 and incorporated herein by reference.
(8)  Previously filed as an exhibit to the Company's Registration Statement
     No. 33-65402 on Form S-8 and incorporated herein by reference.
(9)  Previously filed as an exhibit to the Company's Registration Statement
     No. 33-71706 on Form S-3 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
(11) Filed herewith.