Form 10-Q
period 1994-03-31
STERLING SOFTWARE INC
filed 1994-05-12
CIK 716714

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
      (Mark One)
         (X)    Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1994

                                       or

         ( )    Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For the transition period from __________
                                                     to __________

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

                              Yes       X         No
                                      -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




               Title                  Shares Outstanding as of April 30, 1994
   ------------------------------    -----------------------------------------
    Common Stock, $.10 par value                     20,160,902

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          Index to Financial Statements

                                                                           PAGE

Sterling Software, Inc. Consolidated Balance Sheets at March 31,
    1994 and September 30, 1993. . . . . . . . . . . . . . . . . . . . . .   3

Sterling Software, Inc. Consolidated Statements of Operations for the
    Three and Six Months Ended March 31, 1994 and 1993 . . . . . . . . . .   4

Sterling Software, Inc. Consolidated Statements of Stockholders'
    Equity for the Six Months Ended March 31, 1994 and 1993. . . . . . . .   5

Sterling Software, Inc. Consolidated Statements of Cash Flows for
    the Six Months Ended March 31, 1994 and 1993 . . . . . . . . . . . . .   6

Sterling Software, Inc. Notes to Consolidated Financial Statements . . . .   7

                                        STERLING SOFTWARE, INC.
                                      CONSOLIDATED BALANCE SHEETS
                               (in thousands, except share information)


                                              A S S E T S
                                                                   March 31,    September 30,
                                                                     1994           1993
                                                                 ------------- --------------
                                                                  (Unaudited)
Current assets:
  Cash and equivalents . . . . . . . . . . . . . . . . . . .      $  62,601      $  29,752
  Marketable securities. . . . . . . . . . . . . . . . . . .         29,148         51,354
  Accounts and notes receivable, net . . . . . . . . . . . .        118,387        112,174
  Deferred income taxes. . . . . . . . . . . . . . . . . . .          9,444          8,790
  Prepaid expenses and other current assets. . . . . . . . .         10,905         12,764
                                                                 ----------     ----------
    Total current assets . . . . . . . . . . . . . . . . . .        230,485        214,834

Property and equipment, net of accumulated depreciation
  of $40,219 at March 31, 1994 and $37,930 at
  September 30, 1993 . . . . . . . . . . . . . . . . . . . .         31,839         27,124

Computer software, net of accumulated amortization of
  $83,926 at March 31, 1993 and $74,720 at
  September 30, 1993 . . . . . . . . . . . . . . . . . . . .         58,162         59,539

Excess cost over net assets acquired, net of accumulated
  amortization of $17,481 at March 31, 1994 and $16,188 at
  September 30, 1993 . . . . . . . . . . . . . . . . . . . .         53,029         54,273

Noncurrent deferred income taxes . . . . . . . . . . . . . .         10,172         19,958

Other assets . . . . . . . . . . . . . . . . . . . . . . . .         49,434         21,933
                                                                 ----------     ----------
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $433,121       $397,661
                                                                 ----------     ----------
                                                                 ----------     ----------

           L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . .       $  6,951      $   3,980
  Accounts payable and accrued liabilities . . . . . . . . .         72,860         88,847
  Deferred revenue . . . . . . . . . . . . . . . . . . . . .         69,771         70,709
                                                                 ----------     ----------
      Total current liabilities. . . . . . . . . . . . . . .        149,582        163,536

Long-term notes payable. . . . . . . . . . . . . . . . . . .        116,593        116,817
Other noncurrent liabilities . . . . . . . . . . . . . . . .         25,608         20,095

Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000 shares
    authorized; 200,000 shares issued and outstanding. . . .             20             20
  Common stock, $.10 par value; 50,000,000 shares
    authorized; 21,882,000 and 19,610,000 shares issued
    at March 31, 1994 and September 30, 1993, respectively .          2,188          1,961
  Additional paid-in capital . . . . . . . . . . . . . . . .        189,191        169,855
  Accumulated deficit. . . . . . . . . . . . . . . . . . . .        (30,755)       (55,065)
  Less treasury stock, at cost: 1,814,000 and 1,837,000
    shares at March 31, 1994 and September 30, 1993,
    respectively . . . . . . . . . . . . . . . . . . . . . .        (19,306)       (19,558)
                                                                 ----------     ----------
      Total stockholders' equity . . . . . . . . . . . . . .        141,338         97,213
                                                                 ----------     ----------
                                                                   $433,121       $397,661
                                                                 ----------     ----------
                                                                 ----------     ----------


                             See accompanying notes.

                             STERLING SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                   (Unaudited)


                                                                        Three Months                  Six Months
                                                                       Ended March 31,              Ended March 31,
                                                                     -------------------           -------------------
                                                                     1994           1993           1994           1993
                                                                 ----------       --------     ----------     ----------
Revenue:
  Products . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  42,347        $34,269      $  81,863      $  71,732
  Product support. . . . . . . . . . . . . . . . . . . . . . . .     32,200         29,685         64,620         58,896
  Services . . . . . . . . . . . . . . . . . . . . . . . . . . .     39,360         33,891         76,319         66,000
                                                                 ----------       --------     ----------     ----------
                                                                    113,907         97,845        222,802        196,628
Costs and expenses:
  Cost of sales:
    Products and product support . . . . . . . . . . . . . . . .     17,403         17,141         33,468         32,874
    Services . . . . . . . . . . . . . . . . . . . . . . . . . .     26,725         24,978         52,034         49,872
                                                                 ----------       --------     ----------     ----------
                                                                     44,128         42,119         85,502         82,746
  Product development and enhancement. . . . . . . . . . . . . .      7,588          6,647         14,608         12,564
  Selling, general and administrative. . . . . . . . . . . . . .     40,709         40,023         81,635         83,160
                                                                 ----------       --------     ----------     ----------
                                                                     92,425         88,789        181,745        178,470
                                                                 ----------       --------     ----------     ----------
Income before other income (expense), income taxes,
  extraordinary item and cumulative effect of a change
  in accounting principle  . . . . . . . . . . . . . . . . . . .     21,482          9,056         41,057         18,158
Other income (expense):
  Interest expense . . . . . . . . . . . . . . . . . . . . . . .     (1,644)        (2,075)        (3,299)        (4,021)
  Investment income. . . . . . . . . . . . . . . . . . . . . . .        727            926          1,404          1,384
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        984            (60)           159            302
                                                                 ----------       --------     ----------     ----------
                                                                        67          (1,209)        (1,736)        (2,335)
                                                                 ----------       --------     ----------     ----------
Income before income taxes, extraordinary item and cumulative
  effect of a change in accounting principle . . . . . . . . . .     21,549          7,847         39,321         15,823
Provision for income taxes . . . . . . . . . . . . . . . . . . .      8,190          2,941         14,943          5,892
                                                                 ----------       --------     ----------     ----------
Income before extraordinary item and cumulative effect of a
  change in accounting principle . . . . . . . . . . . . . . . .     13,359          4,906         24,378          9,931
Extraordinary item - loss on early extinguishment of debt,
  net of applicable income taxes (Note 4). . . . . . . . . . . .                    (1,481)                       (1,481)
Cumulative effect of a change in accounting principle, net
  of applicable income tax benefit (Note 5). . . . . . . . . . .                                                  (2,774)
                                                                 ----------       --------     ----------     ----------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .     13,359          3,425         24,378          5,676
Preferred stock dividends. . . . . . . . . . . . . . . . . . . .         49            315             98            636
                                                                 ----------       --------     ----------     ----------
Income applicable to common stockholders . . . . . . . . . . . .   $ 13,310       $  3,110       $ 24,280       $  5,040
                                                                 ----------       --------     ----------     ----------
                                                                 ----------       --------     ----------     ----------
Income per common share:
  Income before extraordinary item and cumulative effect of
    a change in accounting principle:
  Primary. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  .59         $  .24         $ 1.09         $  .49
                                                                 ----------       --------     ----------     ----------
                                                                 ----------       --------     ----------     ----------
  Fully diluted. . . . . . . . . . . . . . . . . . . . . . . . .     $  .54         $  .24         $ 1.00         $  .48
                                                                 ----------       --------     ----------     ----------
                                                                 ----------       --------     ----------     ----------
  Income before cumulative effect of a change in accounting
    principle:
  Primary. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  .59         $  .16         $ 1.09         $  .41
                                                                 ----------       --------     ----------     ----------
                                                                 ----------       --------     ----------     ----------
  Fully diluted. . . . . . . . . . . . . . . . . . . . . . . . .     $  .54         $  .16         $ 1.00         $  .41
                                                                 ----------       --------     ----------     ----------
                                                                 ----------       --------     ----------     ----------
  Net income:
  Primary. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  .59         $  .16         $ 1.09         $  .27
                                                                 ----------       --------     ----------     ----------
                                                                 ----------       --------     ----------     ----------
  Fully diluted. . . . . . . . . . . . . . . . . . . . . . . . .     $  .54         $  .16         $ 1.00         $  .27
                                                                 ----------       --------     ----------     ----------
                                                                 ----------       --------     ----------     ----------
Average common shares outstanding. . . . . . . . . . . . . . . .     19,551         17,029         18,814         16,792
                                                                 ----------       --------     ----------     ----------
                                                                 ----------       --------     ----------     ----------


                             See accompanying notes.

                             STERLING SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Six Months Ended March 31, 1994 and 1993
                                 (in thousands)
                                   (Unaudited)


                                   Preferred Stock     Common Stock                            Treasury Stock
                                   ----------------   ----------------                        ---------------
                                   Number             Number           Additional Retained    Number                Total
                                     of       Par       of       Par     Paid-in  Earnings      of               Stockholders'
                                   Shares     Value   Shares     Value   Capital  (Deficit)   Shares     Cost       Equity
                                   ------     -----   ------     ----- ---------- ---------   ------ --------    -----------
Balance at September 30, 1992.       200       $20    18,330    $1,833  $149,448  $(13,657)    1,884  $(20,060)   $117,584
Net income . . . . . . . . . .                                                       5,676                           5,676
Preferred stock dividends. . .                                                        (636)                           (636)
Issuance of common stock
  pursuant to stock options,
  warrants and employee benefit
  plans. . . . . . . . . . . .                           341        34     2,771                                     2,805
Issuance of common stock
  pursuant to 8% debentures. .                           636        64    13,675                                    13,739
Issuance of common stock to
  retirement plan. . . . . . .                                                92                 (18)      194         286
Other. . . . . . . . . . . . .                                               (29)   (1,266)       (3)               (1,295)
                                   -----     -----   -------   ------- --------- ---------    ------ ---------   ---------
Balance at March 31, 1993. . .       200       $20    19,307    $1,931  $165,957  $ (9,883)    1,863  $(19,866)   $138,159
                                   -----     -----   -------   ------- --------- ---------    ------ ---------   ---------
                                   -----     -----   -------   ------- --------- ---------    ------ ---------   ---------

Balance at September 30, 1993.       200       $20    19,610    $1,961  $169,855  $(55,065)    1,837  $(19,558)    $97,213
Net income . . . . . . . . . .                                                      24,378                          24,378
Preferred stock dividends. . .                                                         (98)                            (98)
Issuance of common stock
  pursuant to stock options
  and warrants . . . . . . . .                         2,272       227    19,037                                    19,264
Issuance of common stock to
  retirement plan. . . . . . .                                               204                 (20)      218         422
Other. . . . . . . . . . . . .                                                95        30        (3)       34         159
                                   -----     -----   -------   ------- --------- ---------    ------ ---------   ---------
Balance at March 31, 1994. . .       200       $20    21,882    $2,188  $189,191  $(30,755)    1,814  $(19,306)   $141,338
                                   -----     -----   -------   ------- --------- ---------    ------ ---------   ---------
                                   -----     -----   -------   ------- --------- ---------    ------ ---------   ---------


                             See accompanying notes.

                             STERLING SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                                                        Six Months
                                                                                                      Ended March 31,
                                                                                                 -----------------------
                                                                                                   1994           1993
                                                                                                 --------       --------
Operating activities:
 Income before extraordinary item and cumulative effect of a change
  in accounting principle. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $24,378        $ 9,931
 Adjustments to reconcile income before extraordinary item and cumulative effect of a change in accounting principle to net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,031         15,626
    Provision for losses on accounts receivable. . . . . . . . . . . . . . . . . . . . . .          3,962             28
    Provision for deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .         12,190          1,545
    Foreign currency transaction loss (gain) . . . . . . . . . . . . . . . . . . . . . . .           (345)           249
    Changes in operating assets and liabilities, net of effect of business acquisitions:
      Decrease (increase) in accounts and notes receivable . . . . . . . . . . . . . . . .        (14,561)         1,390
      Decrease (increase) in prepaids and other assets . . . . . . . . . . . . . . . . . .           (551)           132
      Decrease in accounts payable and accrued expenses. . . . . . . . . . . . . . . . . .        (20,037)        (8,003)
      Increase in deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,254          4,966
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            536           (323)
                                                                                                 --------       --------

        Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . .         27,857         25,541

Investing activities:
  Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .         (8,709)        (4,884)
  Purchases and capitalized cost of development of computer software . . . . . . . . . . .        (10,119)       (12,325)
  Purchases of investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (38,195)       (55,190)
  Proceeds from sales of investments . . . . . . . . . . . . . . . . . . . . . . . . . . .         32,221            480
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,673            849
                                                                                                 --------       --------
        Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . .        (23,129)       (71,070)

Financing activities:
  Retirement and redemption of debt and capital lease obligations. . . . . . . . . . . . .         (6,936)       (49,660)
  Proceeds from issuance of debt, net of issuance costs. . . . . . . . . . . . . . . . . .         10,485        118,377
  Proceeds from issuance of common stock pursuant to stock options, warrants and
    employee benefit plans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,264          2,805
  Proceeds from the sale of lease and installment receivables. . . . . . . . . . . . . . .          5,273          1,115
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             72           (540)
                                                                                                 --------       --------
        Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . .         28,158         72,097

Effect of foreign currency exchange rate changes on cash . . . . . . . . . . . . . . . . .            (37)          (636)
                                                                                                 --------       --------

Increase in cash and equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32,849         25,932

Cash and equivalents at beginning of period. . . . . . . . . . . . . . . . . . . . . . . .         29,752         41,713
                                                                                                 --------       --------

Cash and equivalents at end of period. . . . . . . . . . . . . . . . . . . . . . . . . . .        $62,601        $67,645
                                                                                                 --------       --------
                                                                                                 --------       --------
Supplemental cash flow information:
  Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  3,575       $  3,364
                                                                                                 --------       --------
                                                                                                 --------       --------
  Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,647       $  2,821
                                                                                                 --------       --------
                                                                                                 --------       --------
  Income tax refunds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    578       $    129
                                                                                                 --------       --------
                                                                                                 --------       --------


                             See accompanying notes.

                              STERLING SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1994
                                   (Unaudited)

1.   BASIS OF PRESENTATION

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


3.   SEGMENT INFORMATION

     The Company acquires, develops, markets and supports a broad range of computer software products and services in three major markets classified as Enterprise Software, Electronic Commerce and Federal Systems. Each major market is represented through decentralized business groups. The Enterprise Software Group provides enterprise-wide systems management and applications management software for large computing environments. The Electronic Commerce Group provides software and services to facilitate electronic commerce, defined by the Company as the worldwide electronic interchange of business information, including electronic data interchange software and services, data communications software and electronic payments software for financial institutions. The Federal Systems Group provides highly technical services to the federal government, generally under multi-year, cost-based contracts, primarily in support of National Aeronautics and Space Administration aerospace research projects and secure communications systems for the Department of Defense. A fourth business group, International, is responsible for sales and telephone support of the Company's products outside the United States. International Group operating results are included, as applicable, in the Company's Enterprise Software and Electronic Commerce segments in the business segment tables contained herein. International Group revenue of $26,547,000 and $25,714,000 and operating profit of $3,954,000 and $406,000 for the three months ended March 31, 1994 and 1993, respectively, has been allocated to these business segments. International Group revenue of $56,436,000 and $54,959,000 and operating profit of $8,229,000 and $1,290,000 for the six months ended March 31, 1994 and 1993, respectively, has been allocated to these business segments.

     Financial information concerning the Company's operations, by business segment, for the three and six months ended March 31, 1994 and 1993 follows (in thousands):


                                     Three Months                    Six Months
                                     Ended March 31,               Ended March 31,
                               ------------------------      ------------------------
                                   1994          1993           1994           1993
                               ---------       --------      ---------      ---------
Revenue:
  Enterprise Software . . . .   $ 46,378        $44,260       $ 94,263       $ 91,719
  Electronic Commerce . . . .     36,797         26,432         70,976         51,675
  Federal Systems . . . . . .     26,945         24,805         51,663         48,552
  Corporate and other . . . .      3,787          2,348          5,900          4,682
                               ---------       --------      ---------      ---------
    Consolidated totals . . .   $113,907        $97,845       $222,802       $196,628
                               ---------       --------      ---------      ---------
                               ---------       --------      ---------      ---------

Operating Profit:
  Enterprise Software . . . .    $13,563        $ 9,365        $29,290       $ 19,517
  Electronic Commerce . . . .     10,619          4,394         17,568          7,254
  Federal Systems . . . . . .      1,694          1,657          3,308          3,237
  Corporate and other . . . .     (4,394)        (6,360)        (9,109)       (11,850)
                               ---------       --------      ---------      ---------
    Consolidated totals . . .    $21,482        $ 9,056        $41,057       $ 18,158
                               ---------       --------      ---------      ---------
                               ---------       --------      ---------      ---------




     The amounts presented for "Corporate and other" include corporate expense, inter-segment eliminations and the results of operations of the Company's retail software division.


4.   LONG-TERM NOTES PAYABLE

     In February 1993, the Company issued $115,000,000 principal amount of 5 3/4% Convertible Subordinated Debentures Due 2003 ("5 3/4% Debentures"). The 5 3/4% Debentures are unsecured general obligations of the Company and are convertible into the Company's $0.10 par value Common Stock (the "Common Stock") at any time prior to maturity at a conversion price of $28.35. Interest is payable semiannually. At the option of the Company, the 5 3/4% Debentures are redeemable, in whole or in part, at a premium after February 12, 1996. Upon a Change in Control (as defined), holders of the 5 3/4% Debentures will have the right, subject to certain restrictions and conditions, to require the Company to purchase all or any part of the 5 3/4% Debentures at the principal amount, plus accrued interest. The 5 3/4% Debentures are subordinated to all existing and future Senior Indebtedness (as defined) of the Company.

     In February 1993, the Company also called for redemption its 8% Convertible Senior Subordinated Debentures ("8% Debentures") at a price equal to 103.2% of the principal amount. Holders of $13,739,000 principal amount of 8% Debentures elected to convert their 8% Debentures into 636,054 shares of Common Stock. The remaining $38,894,000 principal amount of 8% Debentures were redeemed on March 4, 1993 for $40,165,000, including interest of $26,000. The conversion and redemption of the 8% Debentures resulted in an extraordinary loss of $1,481,000, net of applicable income taxes of $987,000. If the conversion of $13,739,000 principal amount of 8% Debentures was assumed to have been consummated on October 1, 1992, the pro forma net income per common share amount for the six-month period ended March 31, 1993 would have been $.29 per share on a fully diluted basis.

5.   CHANGE IN ACCOUNTING FOR POSTRETIREMENT BENEFITS

     During the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS No. 106"), which requires that the expected cost of postretirement benefits be charged to expense during the years the employee renders service. The effect of adopting the new standard as of October 1, 1992 was a charge of $2,774,000, representing the accumulated benefit obligation existing at that date, net of related income tax benefit of $1,813,000. This charge is shown as the cumulative effect of a change in accounting principle. The results for the six months ended March 31, 1993 have been restated for the cumulative effect of the adoption of the new standard and the ratable portion of the 1993 effect of the adoption of the new standard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGER WITH SYSTEMS CENTER, INC.

     On July 1, 1993, Sterling Software, Inc. ("Sterling Software") acquired Systems Center, Inc. ("Systems Center"), a Delaware corporation based in Reston, Virginia which developed, marketed and supported systems software products, in a merger (the "Merger") accounted for as a pooling of interests, resulting in the combined company, hereafter defined as the "Company." The merger of the equity interests has been given retroactive effect and the Company's financial statements for periods prior to the Merger represent the combined financial statements of the previously separate entities adjusted to conform Systems Center's fiscal years and accounting policies to those used by Sterling Software.

     In connection with the Merger, the Company eliminated duplicate facilities and equipment, reduced its workforce and wrote off certain software products which would not be actively marketed by the Company. There were no restructuring charges incurred in the first six months of 1994 in excess of the restructuring charges accrued in the fourth quarter of 1993. Since September 30, 1993, there has been no significant increase in operating expenses as a result of the restructuring of the Company and the Company does not expect there to be any material increase in costs and expenses in the second half of 1994 as a result of the Merger. In addition, future operating results are expected to continue to benefit from the reduction in workforce and elimination of duplicate facilities and equipment. Approximately $19,200,000 of cash was expended in the first six months of 1994 relating to restructuring charges accrued in the fourth quarter of 1993. Future cash expenditures related to the restructuring are anticipated to be made from cash generated from operations.

THREE MONTHS ENDED MARCH 31, 1994 AND 1993


     Effective with the Merger, Sterling Software changed Systems Center's fiscal year-end from December 31 to September 30, affecting the timing of sales incentives and changing the revenue pattern for products previously marketed by Systems Center. Accordingly, the Company believes that the revenue for the three months ended March 31, 1994, which is the Company's second quarter of its fiscal year, is not directly comparable to revenue for the three months ended March 31, 1993. While the change in revenue patterns did not materially impact revenues for Electronic Commerce Group ("ECG") or the Federal Systems Group ("FSG"), this change was relevant with respect to Enterprise Software Group ("ESG") revenues because the majority of the products previously marketed by Systems Center are now marketed by ESG.

     Revenue increased $16,062,000, or 16%, in the second quarter of 1994 over the same period of 1993 due to increases in all three of the Company's markets. Foreign revenue, which represented approximately 23% and 26% of the Company's total revenue in the second quarter of 1994 and 1993, respectively, was negatively impacted approximately $535,000 by changes in exchange rates during the second quarter of 1994, as compared to the same period of 1993.

     ESG revenue increased $2,118,000, or 5%, due to increased product revenue. ECG revenue increased $10,365,000, or 39%, on the strength of a $3,501,000, or 40%, increase in network services revenue, a $4,307,000, or 44%, increase in product revenue and a $2,557,000, or 32%, increase in product support revenue. The increased network services revenue was due to an increase in the network services customer base, primarily in the hardlines, retail and grocery vertical markets, and increases in the network processing volume for existing customers. ECG product revenue increased primarily as a result of increased software sales of communications software and interchange software products. ECG product support revenue increased primarily as a result of an increase in the installed customer base and price increases for some products. FSG revenue increased $2,140,000 or 9%, due to higher contract billings in the Information Technology, Scientific Systems and NASA Ames divisions.

     Total costs and expenses increased $3,636,000, or 4%. Total cost of sales increased $2,009,000, or 5%, primarily due to a $1,202,000, or 5%, increase in federal contract costs, commensurate with the increase in FSG revenue; a $1,951,000, or 29%, increase in ECG's cost of sales due to increased amortization of capitalized software and due to increased costs, commensurate with the increase in ECG revenue; offset by a $1,907,000, or 18%, decrease in ESG's cost of sales, the majority of which is due to decreased amortization of capitalized software as a result of write-off in the fourth quarter of 1993 of certain software products which will not be actively marketed by the Company as a result of the Merger. Product development expense for the second quarter of 1994 of $7,588,000, net of $4,916,000 of costs capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("FAS No. 86"), increased $941,000, or 14%, compared to the second quarter of 1993 product development expense of $6,647,000, net of $6,061,000 of costs capitalized pursuant to FAS No. 86. The increase is due to the decrease in capitalization of software development costs. Product development expense may fluctuate from period to period depending in part upon the number and status of software development projects. Selling, general and administrative expense increased $686,000, or 2%.

     Income before extraordinary item and cumulative effect of an accounting change increased $8,453,000, or 172%, primarily due to higher operating profits in ECG, up 142%, and ESG, up 45%, over the same period of 1993, partially offset by an increase in federal income tax expense due to higher pretax profit. Also contributing to this increase was a decrease of $431,000 in interest expense primarily for interest accrued in the second quarter of 1993 on the unpaid and previously outstanding Systems Center Series A 9% Convertible Redeemable Preferred Stock ("Systems Center Preferred Stock") dividends. Other income and expense includes foreign currency exchange gains of approximately $700,000 in the second quarter of 1994 versus foreign currency exchange losses of approximately $115,000 in the second quarter of 1993.

SIX MONTHS ENDED MARCH 31, 1994 AND 1993

     Effective with the Merger, Sterling Software changed Systems Center's fiscal year-end from December 31 to September 30, affecting the timing of sales incentives and changing the revenue pattern for products previously marketed by Systems Center. Accordingly, the Company believes that the revenue for the six months ended March 31, 1994 is not directly comparable to revenue for the six months ended March 31, 1993. While the change in revenue patterns did not materially impact revenues for ECG or FSG, this change was relevant with respect to ESG revenues because the majority of the products previously marketed by Systems Center are now marketed by ESG.

     Revenue increased $26,174,000, or 13%, in the first six months of 1994 over the same period of 1993 due to increases in all three of the Company's markets. Foreign revenue, which represented approximately 25% and 28% of the Company's total revenue in the first six months of 1994 and 1993, respectively, was negatively impacted approximately $3,000,000 by changes in exchange rates during the first six months of 1994, as compared to the same period of 1993.

     ESG revenue increased $2,544,000, or 3%, due to increases in product and product support revenue. ECG revenue increased $19,301,000, or 37%, on the strength of a $7,196,000, or 42%, increase in network services revenue, a $6,937,000, or 36%, increase in product revenue and a $5,168,000, or 34%, increase in product support revenue. The increase in network services revenue was due to an increase in the network services customer base, primarily in the hardlines, retail and grocery vertical markets, and increases in the network processing volume for existing customers. ECG product revenue increased primarily as a result of increased software sales of communications software, interchange software and banking systems products. ECG product support revenue increased primarily as a result of an increase in the installed customer base and price increases for some products. FSG revenue increased $3,111,000, or 6%, primarily due to higher contract billings in the Information Technology and NASA Ames divisions.

     Total costs and expenses increased $3,275,000, or 2%. Total cost of sales increased $2,756,000, or 3%, primarily due to a $1,925,000, or 4%, increase in federal contract costs, commensurate with the increase in FSG revenue; a $4,228,000, or 63%, increase in ECG's cost of sales due to increased amortization of capitalized software and due to increased costs, commensurate with the increase in ECG revenue; offset by a $3,715,000, or 36%, decrease in ESG's cost of sales, the majority of which is due to decreased amortization of capitalized software as a result of the write-off in the fourth quarter of 1993 of certain software products which will not be actively marketed by the Company as a result of the Merger. Product development expense for the first six months of 1994 of $14,608,000, net of $9,316,000 of costs capitalized pursuant to FAS No. 86, increased $2,044,000, or 16%, compared to the first six months of 1993 product development expense of $12,564,000, net of $12,275,000 of costs capitalized pursuant to FAS No. 86. The increase is due to the decrease in capitalization of software development costs. Product development expense may fluctuate from period to period depending in part upon the number and status of software development projects. Selling, general and administrative expense decreased $1,525,000, or 2%, reflecting reduced costs after the Company's fourth quarter 1993 restructuring due to the Merger, which eliminated duplicate corporate overhead functions and streamlined the sales and marketing functions, resulting in a reduced workforce, and eliminated duplicate facilities.

     Income before extraordinary item and cumulative effect of an accounting change increased $14,447,000, or 145%, primarily due to higher operating profits in ECG, up 142%, and ESG, up 50%, over the same period of 1993, partially offset by an increase in federal income tax expense due to higher pretax profit. Also contributing to this increase was a decrease in interest expense of $722,000 primarily for interest accrued in the first six months of 1993 on the unpaid and previously outstanding Systems Center Preferred Stock dividends. Other income and expense includes foreign currency exchange gains of approximately $345,000 in the first six months of 1994 versus foreign currency exchange losses of approximately $83,000 in the first six months of 1993. Other income and expense includes approximately $127,000 of loss on assets in the first six months of 1994 compared to approximately $71,000 of loss on assets in the first six months of 1993.

     The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS No. 106") as of October 1, 1992 and recorded a charge of $2,774,000, net of related income tax benefit of $1,813,000. This charge is shown as the cumulative effect of a change in accounting principle. See Note 5 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintained a strong liquidity and financial position with $80,903,000 of working capital at March 31, 1994, which includes $62,601,000 of cash and equivalents and $29,148,000 of marketable securities. Net cash flows from operations increased $2,316,000, or 9%, in the first six months of 1994 as compared to the first six months of 1993 primarily due to higher operating profits before noncash charges. Cash flows from operations and available cash balances were used to fund operations, investment purchases and capital expenditures, including software additions.

     Cash and cash equivalents consist primarily of highly liquid investments in investment-grade commercial paper of various issuers, with maturities of three months or less when purchased. The Company invests excess cash in a diversified portfolio consisting of a variety of securities of both domestic and foreign issuers including medium term notes, U.S. government obligations, investment fund partnerships and certificates of deposit, which may include both investment grade and non-investment grade securities. Certain of these investments are managed by Maverick Capital, Ltd. ("Maverick"), including a $15 million investment in an investment fund partnership managed by Maverick. Maverick is owned and managed by a group of individuals, five of whom are directors of the
Company.       All marketable securities and long-term investments are
classified as available-for-sale securities. Securities totaling $35,496,000 that the Company intends to hold for more than one year are included in "Other Assets."

     During the first six months of 1994, software expenditures, the majority of which were costs capitalized pursuant to FAS No. 86, were $10,119,000 compared to $12,325,000 in the first six months of 1993. ECG represented $6,055,000 of the total software expenditures during the first six months of 1994, primarily for enhancements of communications software products, interchange software products and costs to add new network services features. ESG represented $4,064,000 of the total software expenditures during the first six months of 1994, primarily for the development of systems management, storage management and applications management products and product enhancements. Property and equipment purchases of $8,709,000 in the first six months of 1994 include purchases made in ECG for equipment upgrades for network processing systems and computer equipment purchases to support the continuing growth in ECG. ESG's and FSG's property and equipment additions were primarily computer equipment purchases. Property and equipment purchases were $4,884,000 in the first six months of 1993. Net purchases of $5,974,000 in marketable securities and long-term investments in the first six months of 1994 were generally from the net cash provided by operating activities and proceeds from issuances of common stock pursuant to the exercise of stock options and warrants.

     At March 31, 1994, after the utilization of $2 million for letters of credit, $33 million was available for borrowing on the Company's $35 million revolving credit and term loan agreement ("Loan Agreement.") Borrowings, if any, outstanding on December 31, 1994 will be payable in eight equal quarterly payments. There were no amounts borrowed or outstanding on the Loan Agreement during the six months ended March 31, 1994, however, the Company's international operations borrowed $10,485,000 during the first six months of 1994 on separate lines of credit, primarily for foreign exchange exposure management and working capital requirements. Payments of $6,417,000 were made during the first six months of 1994 on these lines of credit. Other debt payments related to capital leases.

     Proceeds from the exercise of stock options and warrants were $19,264,000 during the first six months of 1994, compared to $2,805,000 during the first six months of 1993.

     At March 31, 1994, the Company's capital resource commitments consisted of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations primarily from internally generated funds. No significant commitments exist for future capital expenditures. The Company believes available balances of cash, cash equivalents and marketable securities combined with cash flows from operations and amounts available under credit and term loan agreements are sufficient to meet the Company's cash requirements for the foreseeable future.

OTHER MATTERS

     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS No. 112"), which requires employers to recognize the cost of postemployment benefits on an accrual basis, if certain defined conditions are met. Postemployment benefits are all types of benefits provided to former or inactive employees, their beneficiaries, and covered dependents. The Company will be subject to the provisions of FAS No. 112 beginning in the fiscal year ending September 30, 1995. However, the Company does not believe the provisions of FAS No. 112 will have a significant impact on the Company's financial position and results of operations in the year of adoption, as the majority of the postemployment benefits are a result of certain employment contracts. Payments under these contracts are contingent upon future events, the occurrence of which is not presently contemplated.

                           PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders (the "Meeting") on March 17, 1994. The stockholders of the Company voted on and approved the following proposals:

     1.   The election of three Class A Directors for terms expiring in 1997.

     2. Amendments to the Company's Incentive Stock Option Plan (the "Incentive Plan") and Non-Statutory Stock Option Plan (the "Non-Statutory Plan") (i) to increase the number of shares of Common Stock available for issuance upon exercise of options granted thereunder from 1,500,000 to 1,750,000 and 2,500,000 to 4,000,000, respectively,
          (ii) to extend the terms of such plans to December 31, 2003, in the case of the Incentive Plan, and December 31, 2011, in the case of the Non-Statutory Plan, and (iii) in certain other respects, as set forth in the Company's Proxy Statement for the Meeting.

     3. Adoption of the 1994 Non-Statutory Stock Option Plan (the "1994 Non-Statutory Plan").

     The proposals were approved by the following votes:

     1.   ELECTION OF DIRECTORS

          NAME                          FOR                      WITHHELD
          ----                          ---                      --------
          Robert J. Donachie       17,928,100                    504,202
          Evan A. Wyly             17,904,538                    527,764
          Robert E. Cook           17,832,051                    600,251

     2.   AMENDMENTS TO THE INCENTIVE PLAN AND THE NON-STATUTORY PLAN

               FOR        AGAINST       ABSTENTIONS         BROKER NON-VOTES
               ---        -------       -----------         ----------------
          12,182,953     4,681,245        187,789              1,380,315

     3.   ADOPTION OF THE 1994 NON-STATUTORY PLAN

               FOR         AGAINST      ABSTENTIONS         BROKER NON-VOTES
               ---         -------      -----------         ----------------
          10,232,251     6,615,310        204,426              1,380,315

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

     2(a)      --Agreement and Plan of Merger dated as of March 31, 1993 among the Company, Systems Center, Inc. and SSI Acquisition Corporation
               ("Agreement and Plan of Merger") (1)
     2(b)      --First Amendment to Agreement and Plan of Merger (10)
     4(a)      --Certificate of Incorporation of the Company (2)
     4(b)      --Certificate of Amendment of Certificate of Incorporation of the
                 Company (10)
     4(c)      --Certificate of Amendment of Certificate of Incorporation of the
                 Company (3)
     4(d)      --Restated Bylaws of the Company (4)
     4(e)      --Form of Common Stock Certificate (5)
     4(f)      --Form of Certificate of Designation, Preferences, Rights and
                 Limitations with respect to Series B Junior Preferred Stock
                 (10)
     4(g)      --Form of Indenture between the Company and Bank of America
                 Texas, National Association, as Trustee, including the form of 5 3/4% Convertible Subordinated Debenture attached as Exhibit A thereto (6)
     4(h)      --Preferred Stock and Warrant Purchase Agreement dated June 25,
                 1991 among Systems Center, Inc. and the Investors named therein
                 (7)
     10(a)     --Stock Option Agreement dated as of March 31, 1993 between the
                 Company and Systems Center, Inc. (1)
     10(b)     --Form of Stockholder Agreement dated as of March 31, 1993 between the Company and certain stockholders of Systems Center, Inc. (1)
     10(c)     --Form of Sterling Software, Inc. Stockholder Agreement between
                 Systems Center, Inc. and certain directors and/or stockholders of the Company (1)
     10(d)     --Amended Incentive Stock Option Plan of the Company (12)
     10(e)     --Amended Non-Statutory Stock Option Plan of the Company (12)
     10(f)     --Supplemental Executive Retirement Plan II of Informatics
                 General Corporation (10)
     10(g)     --Form of Supplemental Executive Retirement Plan II Agreement
                 (the "SERP II Agreement") (10)
     10(h)     --Amendment to SERP II Agreement (10)
     10(i)     --Form of Employment Agreement with Jeannette P. Meier, George H.
                 Ellis and Phillip A. Moore (10)
     10(j)     --Form of Amendment No. 1 to Employment Agreement with Jeannette
                 P. Meier, George H. Ellis and Phillip A. Moore (10)
     10(k)     --Employment Agreement with Sam Wyly (10)
     10(l)     --Employment Agreement with Charles J. Wyly, Jr. (10)
     10(m)     --Employment Agreement with Sterling L. Williams (10)
     10(n)     --Form of Amendment No. 1 to Employment Agreement with Charles J.
                 Wyly, Jr. and Sterling L. Williams (10)
     10(o)     --Amendment No. 1 to Employment Agreement with Sam Wyly (10)

     10(p)     --Amendment No. 2 to Employment Agreement with Sam Wyly (10)
     10(q)     --Consultation Agreement with REC Enterprises, Inc. (10)
     10(r)     --Employment Agreement with William D. Plumb (10)
     10(s)     --Employment Agreement with William D. Plumb (10)
     10(t)     --Form of Employment Agreement with Edward J. Lott, Warner C.
                 Blow, Werner L. Frank and Geno P. Tolari (10)
     10(u)     --Employment Agreement with Sterling L. Williams (1)
     10(v)     --Form of Employment Agreement with Jeannette P. Meier, George H.
                 Ellis, Phillip A. Moore, Warner C. Blow and Geno P. Tolari (1)
     10(w)     --Employment Agreement with Werner L. Frank (1)
     10(x)     --Form of Series B Warrant Agreement (10)
     10(y)     --Form of Amendment to Series B Warrant Agreement (January 1988)
                 (10)
     10(z)     --Form of Amendment to Series B Warrant Agreement (May 1989) (10)
     10(aa)    --Form of Series E Warrant Agreement (10)
     10(bb)    --Form of Amendment to Series E Warrant Agreement (May 1989) (10)
     10(cc)    --Form of Series F Warrant Agreement (10)
     10(dd)    --Form of Amendment to Series F Warrant Agreement (May 1989) (10)
     10(ee)    --Amended and Restated Revolving Credit and Term Loan Agreement
                 dated June 8, 1990 between the Company and The First National Bank of Boston and BankOne Texas N.A. ("Loan Agreement") (10)
     10(ff)    --First Amendment to Loan Agreement dated as of October 16, 1990
                 (10)
     10(gg)    --Second Amendment to Loan Agreement dated as of September 19,
                 1991 (10)
     10(hh)    --Third Amendment to Loan Agreement dated as of December 31, 1991
                 (10)
     10(ii)    --Fourth Amendment to Loan Agreement dated as of June 15, 1992
                 (10)
     10(jj)    --Fifth Amendment to Loan Agreement dated as of July 31, 1992
                 (10)
     10(kk)    --Sixth Amendment to Loan Agreement dated as of August 31, 1992
                 (10)
     10(ll)    --Seventh Amendment to Loan Agreement dated as of September 9,
                 1992 (10)
     10(mm)    --Eighth Amendment to Loan Agreement dated as of September 30,
                 1992 (10)
     10(nn)    --Ninth Amendment to Loan Agreement dated as of October 13, 1992
                 (10)
     10(oo)    --Tenth Amendment to Loan Agreement dated as of December 17, 1992
                 (1)
     10(pp)    --Form of Eleventh Amendment to Loan Agreement dated as of March
                 29, 1993 (10)
     10(qq)    --Twelfth Amendment to Loan Agreement dated as of June 30, 1993
                 (10)
     10(rr)    --Form of Thirteenth Amendment to Loan Agreement dated as of
                 November 10, 1993 (10)

     10(ss)    --Form of Fourteenth Amendment to Loan Agreement dated as of
                 November 22, 1993 (10)
     10(tt)    --Fifteenth Amendment to Loan Agreement dated as of December 21,
                 1993 (11)
     10(uu)    --Sixteenth Amendment to Loan Agreement dated as of December 30,
                 1993 (11)
     10(vv)    --Seventeenth Amendment to Loan Agreement dated as of January 31,
                 1994 (11)
     10(ww)    --Eighteenth Amendment to Loan Agreement dated as of March 15,
                 1994 (12)
     10(xx)    --1992 Executive Compensation Plan for Group Presidents (10)
     10(yy)    --1993 Executive Compensation Plan for Group Presidents (1)
     10(zz)    --1994 Executive Compensation Plan for Group Presidents (10)
     10(aaa)   --Form of Series G Warrant Agreement (10)
     10(bbb)   --Amended 1992 Non-Statutory Stock Option Plan (3)
     10(ccc)   --Form of Indemnity Agreement between the Company and each of its directors and officers (10)
     10(ddd)   --Systems Center, Inc. Restated and Amended Restricted Stock Plan
                 (8)
     10(eee)   --Systems Center, Inc. Amended and Restated Nondiscretionary
                 Restricted Stock Plan (8)
     10(fff)   --Systems Center, Inc. 1982 Stock Option Plan (8)
     10(ggg)   --Systems Center, Inc. 1992 Stock Incentive Plan (8)
     10(hhh)   --Systems Center, Inc. 1983 Stock Plan (8)
     10(iii)   --Systems Center, Inc. Share Option Scheme (8)
     10(jjj)   --Registration Rights Agreement dated as of July 1, 1993 among the Company and the Selling Stockholders (9)
     10(kkk)   --1994 Non-Statutory Stock Option Plan (12)
     11(a)     --Computation of Earnings Per Share, Three Months Ended March 31,
                 1994 (12)
     11(b)     --Computation of Earnings Per Share, Three Months Ended March 31,
                 1993 (12)
     11(c)     --Computation of Earnings Per Share, Six Months Ended March 31,
                 1994 (12)
     11(d)     --Computation of Earnings Per Share, Six Months Ended March 31,
                 1993 (12)
     15        --None
     18        --None
     19        --None
     22        --None
     23        --None
     24        --None
     27        --None
     99        --None

     (b)       Reports on Form 8-K.

          None.

- ----------------
(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-62028 on Form S-4 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement No. 2-82506 on Form S-1 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement No. 33-69926 on Form S-8 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 on Form S-1 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Registration Statement No. 33-57428 on Form S-3 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Systems Center, Inc. for the quarter ended June 30, 1991 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Registration Statement No. 33-65402 on Form S-8 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Registration Statement No. 33-71706 on Form S-3 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.
(12) Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STERLING SOFTWARE, INC.




Date:  May 11, 1994                        /s/  Sterling L. Williams
                                  ------------------------------------------
                                             Sterling L. Williams
                                      President, Chief Executive Officer
                                                 and Director
                                         (Principal Executive Officer)





Date:  May 11, 1994                          /s/  George H. Ellis
                                  ------------------------------------------
                                                George H. Ellis
                                           Executive Vice President
                                          and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)


                                          EXHIBIT INDEX

                                                                                                 Sequentially
Exhibit                                                                                            Numbered
  No.                                      Description                                               Page
- -------           -------------------------------------------------------------                  ------------
2(a)           -- Agreement and Plan of Merger dated as of March 31, 1993 among the Company, Systems Center, Inc. and SSI Acquisition Corporation
                  ("Agreement and Plan of Merger") (1)
2(b)           -- First Amendment to Agreement and Plan of Merger (10)
4(a)           -- Certificate of Incorporation of the Company (2)
4(b)           -- Certificate of Amendment of Certificate of Incorporation of the
                  Company (10)
4(c)           -- Certificate of Amendment of Certificate of Incorporation of the
                  Company (3)
4(d)           -- Restated Bylaws of the Company (4)
4(e)           -- Form of Common Stock Certificate (5)
4(f)           -- Form of Certificate of Designation, Preferences, Rights and
                  Limitations with respect to Series B Junior Preferred Stock (10)
4(g)           -- Form of Indenture between the Company and Bank of America Texas,
                  National Association, as Trustee, including the form of 5 3/4%
                  Convertible Subordinated Debenture attached as Exhibit A thereto (6)
4(h)           -- Preferred Stock and Warrant Purchase Agreement dated June 25, 1991 among Systems Center, Inc. and the Investors named therein (7)
10(a)          -- Stock Option Agreement dated as of March 31, 1993 between the
                  Company and Systems Center, Inc. (1)
10(b)          -- Form of Stockholder Agreement dated as of March 31, 1993 between the Company and certain stockholders of Systems Center, Inc. (1)
10(c)          -- Form of Sterling Software, Inc. Stockholder Agreement between
                  Systems Center, Inc. and certain directors and/or stockholders of the
                  Company (1)
10(d)          -- Amended Incentive Stock Option Plan of the Company (12)
10(e)          -- Amended Non-Statutory Stock Option Plan of the Company (12)
10(f)          -- Supplemental Executive Retirement Plan II of Informatics General
                  Corporation (10)
10(g)          -- Form of Supplemental Executive Retirement Plan II Agreement
                  (the "SERP II Agreement") (10)
10(h)          -- Amendment to SERP II Agreement (10)
10(i)          -- Form of Employment Agreement with Jeannette P. Meier, George H. Ellis and Phillip A. Moore (10)
10(j)          -- Form of Amendment No. 1 to Employment Agreement with Jeannette P. Meier,
                  George H. Ellis and Phillip A. Moore (10)
10(k)          -- Employment Agreement with Sam Wyly (10)



10(l)          -- Employment Agreement with Charles J. Wyly, Jr. (10)
10(m)          -- Employment Agreement with Sterling L. Williams (10)
10(n)          -- Form of Amendment No. 1 to Employment Agreement with
                  Charles J. Wyly, Jr. and Sterling L. Williams (10)
10(o)          -- Amendment No. 1 to Employment Agreement with Sam Wyly (10)
10(p)          -- Amendment No. 2 to Employment Agreement with Sam Wyly (10)
10(q)          -- Consultation Agreement with REC Enterprises, Inc. (10)
10(r)          -- Employment Agreement with William D. Plumb (10)
10(s)          -- Employment Agreement with William D. Plumb (10)
10(t)          -- Form of Employment Agreement with Edward J. Lott, Warner C. Blow,
                  Werner L. Frank and Geno P. Tolari (10)
10(u)          -- Employment Agreement with Sterling L. Williams (1)
10(v)          -- Form of Employment Agreement with Jeannette P. Meier, George H. Ellis,
                  Phillip A. Moore, Warner C. Blow and Geno P. Tolari (1)
10(w)          -- Employment Agreement with Werner L. Frank (1)
10(x)          -- Form of Series B Warrant Agreement (10)
10(y)          -- Form of Amendment to Series B Warrant Agreement (January 1988) (10)
10(z)          -- Form of Amendment to Series B Warrant Agreement (May 1989) (10)
10(aa)         -- Form of Series E Warrant Agreement (10)
10(bb)         -- Form of Amendment to Series E Warrant Agreement (May 1989) (10)
10(cc)         -- Form of Series F Warrant Agreement (10)
10(dd)         -- Form of Amendment to Series F Warrant Agreement (May 1989) (10)
10(ee)         -- Amended and Restated Revolving Credit and Term Loan Agreement dated
                  June 8, 1990 between the Company and The First National Bank of Boston and BankOne Texas N.A. ("Loan Agreement") (10)
10(ff)         -- First Amendment to Loan Agreement dated as of October 16, 1990 (10)
10(gg)         -- Second Amendment to Loan Agreement dated as of September 19, 1991 (10)
10(hh)         -- Third Amendment to Loan Agreement dated as of December 31, 1991 (10)
10(ii)         -- Fourth Amendment to Loan Agreement dated as of June 15, 1992 (10)
10(jj)         -- Fifth Amendment to Loan Agreement dated as of July 31, 1992 (10)
10(kk)         -- Sixth Amendment to Loan Agreement dated as of August 31, 1992 (10)
10(ll)         -- Seventh Amendment to Loan Agreement dated as of September 9, 1992 (10)



10(mm)         -- Eighth Amendment to Loan Agreement dated as of September 30, 1992 (10)
10(nn)         -- Ninth Amendment to Loan Agreement dated as of October 13, 1992 (10)
10(oo)         -- Tenth Amendment to Loan Agreement dated as of December 17, 1992 (1)
10(pp)         -- Form of Eleventh Amendment to Loan Agreement dated as of March 29, 1993 (10)
10(qq)         -- Twelfth Amendment to Loan Agreement dated as of June 30, 1993 (10)
10(rr)         -- Form of Thirteenth Amendment to Loan Agreement dated as of
                  November 10, 1993 (10)
10(ss)         -- Form of Fourteenth Amendment to Loan Agreement dated as of
                  November 22, 1993 (10)
10(tt)         -- Fifteenth Amendment to Loan Agreement dated as of December 21, 1993 (11)
10(uu)         -- Sixteenth Amendment to Loan Agreement dated as of December 30, 1993 (11)
10(vv)         -- Seventeenth Amendment to Loan Agreement dated as of January 31, 1994 (11)
10(ww)         -- Eighteenth Amendment to Loan Agreement dated as of March 15, 1994 (12)
10(xx)         -- 1992 Executive Compensation Plan for Group Presidents (10)
10(yy)         -- 1993 Executive Compensation Plan for Group Presidents (1)
10(zz)         -- 1994 Executive Compensation Plan for Group Presidents (10)
10(aaa)        -- Form of Series G Warrant Agreement (10)
10(bbb)        -- Amended 1992 Non-Statutory Stock Option Plan (3)
10(ccc)        -- Form of Indemnity Agreement between the Company and each of its directors and officers (10)
10(ddd)        -- Systems Center, Inc. Restated and Amended Restricted Stock Plan (8)
10(eee)        -- Systems Center, Inc. Amended and Restated Nondiscretionary Restricted
                  Stock Plan (8)
10(fff)        -- Systems Center, Inc. 1982 Stock Option Plan (8)
10(ggg)        -- Systems Center, Inc. 1992 Stock Incentive Plan (8)
10(hhh)        -- Systems Center, Inc. 1983 Stock Plan (8)
10(iii)        -- Systems Center, Inc. Share Option Scheme (8)
10(jjj)        -- Registration Rights Agreement dated as of July 1, 1993 among the
                  Company and the Selling Stockholders (9)
10(kkk)        -- 1994 Non-Statutory Stock Option Plan (12)
11(a)          -- Computation of Earnings Per Share, Three Months Ended March 31, 1994 (12)
11(b)          -- Computation of Earnings Per Share, Three Months Ended March 31, 1993 (12)


11(c)          -- Computation of Earnings Per Share, Six Months Ended March 31, 1994 (12)
11(d)          -- Computation of Earnings Per Share, Six Months Ended March 31, 1993 (12)
15             -- None
18             -- None
19             -- None
22             -- None
23             -- None
24             -- None
27             -- None
99             -- None


- -----------------
(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-62028 on Form S-4 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement No. 2-82506 on Form S-1 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement No. 33-69926 on Form S-8 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 on Form S-1 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Registration Statement No. 33-57428 on Form S-3 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Systems Center, Inc. for the quarter ended June 30, 1991 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Registration Statement No. 33-65402 on Form S-8 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Registration Statement No. 33-71706 on Form S-3 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.
(12)      Filed herewith.
