Form 10-Q/A
period 1994-03-31
STERLING SOFTWARE INC
filed 1994-05-16
CIK 716714

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           FORM 10-Q/A AMENDMENT NO. 1

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

MERGER WITH SYSTEMS CENTER, INC.


     On July 1, 1993, Sterling Software, Inc. ("Sterling Software") acquired Systems Center, Inc. ("Systems Center"), a Delaware corporation based in Reston, Virginia which developed, marketed and supported systems software products, in a merger (the "Merger") accounted for as a pooling of interests, resulting in the combined company, hereafter defined as the "Company" or "Sterling." The merger of the equity interests has been given retroactive effect and the Company's financial statements for periods prior to the Merger represent the combined financial statements of the previously separate entities adjusted to conform Systems Center's fiscal years and accounting policies to those used by Sterling Software.


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


     Cash and cash equivalents consist primarily of highly liquid investments in investment-grade commercial paper of various issuers, with maturities of three months or less when purchased. The Company invests excess cash in a diversified portfolio consisting of a variety of securities of both domestic and foreign issuers including medium term notes, U.S. government obligations, investment fund partnerships and certificates of deposit, which may include both investment grade and non-investment grade securities. Certain of these investments are managed by Maverick Capital, Ltd. ("Maverick"), including a $15 million investment in an investment fund partnership managed by Maverick. Maverick is owned and managed by a group of individuals, five of whom are directors of the Company. Subsequent to March 31, 1994, Sterling withdrew as a limited partner of Maverick and pursuant to the terms of the withdrawal agreement, funds will be distributed on or before July 1, 1994. All marketable securities and long-term investments are classified as available-for-sale securities. Securities totaling $35,496,000 that the Company intends to hold for more than one year are included in "Other Assets."


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

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.

                                            STERLING SOFTWARE, INC.




Date:  May 16, 1994              By           /s/  George H. Ellis
                                     ----------------------------------------
                                                George H. Ellis
                                           Executive Vice President Finance
                                          and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)