Form 10-Q
period 1994-06-30
STERLING SOFTWARE INC
filed 1994-08-08
CIK 716714

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
    (Mark One)
       (X)        Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1994

                                      or

       ( )     Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the transition period from ______________
                                             to ______________

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

                Yes  X                    No
                   -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title                        Shares Outstanding as of July 31, 1994
- - ----------------------------            ----------------------------------------
Common Stock, $.10 par value                            20,599,081

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

                         Index to Financial Statements

                                                                            Page
                                                                            ----

Sterling Software, Inc. Consolidated Balance Sheets at June 30, 1994 and
  September 30, 1993......................................................     3

Sterling Software, Inc. Consolidated Statements of Operations for the
 Three and Nine Months Ended June 30, 1994 and 1993.......................     4

Sterling Software, Inc. Consolidated Statements of Stockholders' Equity
 for the Nine Months Ended June 30, 1994 and 1993.........................     5

Sterling Software, Inc. Consolidated Statements of Cash Flows for the
 Nine Months Ended June 30, 1994 and 1993.................................     6

Sterling Software, Inc. Notes to Consolidated Financial Statements........     7

                            STERLING SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                  A S S E T S

                                                                               June 30      September 30
                                                                                1994            1993
                                                                               --------     ------------
                                                                              (Unaudited)
Current assets:
  Cash and equivalents......................................................   $106,865       $ 29,752
  Marketable securities.....................................................     34,710         51,354
  Accounts and notes receivable, net........................................    113,616        112,174
  Deferred income taxes.....................................................     10,158          8,790
  Prepaid expenses and other current assets.................................     10,676         12,764
                                                                               --------       --------
    Total current assets....................................................    276,025        214,834

Property and equipment, net of accumulated depreciation of $42,716 at
  June 30, 1994 and $37,930 at September 30, 1993...........................     32,752         27,124

Computer software, net of accumulated amortization of $88,271 at
  June 30, 1994 and $74,720 at September 30, 1993...........................     60,303         59,539

Excess cost over net assets acquired, net of accumulated amortization of
  $18,112 at June 30, 1994 and $16,188 at September 30, 1993................     52,398         54,273

Noncurrent deferred income taxes............................................      3,734         19,958

Other assets................................................................     25,173         21,933
                                                                               --------       --------
                                                                               $450,385       $397,661
                                                                               ========       ========

                  L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

Current liabilities:
  Current portion of long-term debt.........................................   $  9,043       $  3,980
  Accounts payable and accrued liabilities..................................     75,461         88,847
  Deferred revenue..........................................................     66,582         70,709
                                                                               --------       --------
      Total current liabilities.............................................    151,086        163,536

Long-term debt..............................................................    116,267        116,817
Other noncurrent liabilities................................................     27,602         20,095

Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000 shares authorized; 200,000
    shares issued and outstanding...........................................         20             20
  Common stock, $.10 par value; 50,000,000 shares authorized; 22,019,000 and 19,610,000 shares issued at June 30, 1994 and September 30, 1993,
    respectively............................................................      2,202          1,961
  Additional paid-in capital................................................    191,174        169,855
  Accumulated deficit.......................................................    (18,748)       (55,065)
  Less treasury stock, at cost: 1,805,000 and 1,837,000 shares at
     June 30, 1994 and September 30, 1993, respectively.....................    (19,218)       (19,558)
                                                                               --------       --------
       Total stockholders' equity...........................................    155,430         97,213
                                                                               --------       --------
                                                                               $450,385       $397,661
                                                                               ========       ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                  (Unaudited)

                                                                       Three Months           Nine Months
                                                                       Ended June 30         Ended June 30
                                                                   --------------------   -------------------
                                                                     1994        1993       1994       1993
                                                                   --------    --------   --------   --------
Revenue:
  Products.......................................................  $ 40,285    $ 37,829   $122,148   $109,561
  Product support................................................    33,445      30,624     98,065     89,520
  Services.......................................................    41,594      36,020    117,913    102,020
                                                                   --------    --------   --------   --------
                                                                    115,324     104,473    338,126    301,101
Costs and expenses:
  Cost of sales:
    Products and product support.................................    13,418      17,488     46,886     50,362
    Services.....................................................    27,326      26,559     79,360     76,431
                                                                   --------    --------   --------   --------
                                                                     40,744      44,047    126,246    126,793
  Product development and enhancement............................     8,831       6,915     23,439     19,479
  Selling, general and administrative............................    41,826      44,077    123,461    127,237
                                                                   --------    --------   --------   --------
                                                                     91,401      95,039    273,146    273,509
                                                                   --------    --------   --------   --------
Income before other income (expense), income taxes,
  extraordinary item and cumulative effect of a change
  in accounting principle........................................    23,923       9,434     64,980     27,592
Other income (expense):
  Interest expense...............................................    (1,606)     (2,028)    (4,905)    (6,049)
  Investment income..............................................     1,141       1,491      2,545      2,875
  Other..........................................................       397        (127)       556        175
                                                                   --------    --------   --------   --------
                                                                        (68)       (664)    (1,804)    (2,999)
                                                                   --------    --------   --------   --------
Income before income taxes, extraordinary item and
  cumulative effect of a change in accounting principle..........    23,855       8,770     63,176     24,593
Provision for income taxes.......................................     8,707       3,422     23,650      9,314
                                                                   --------    --------   --------   --------
Income before extraordinary item and cumulative effect
  of a change in accounting principle............................    15,148       5,348     39,526     15,279
Extraordinary item - loss on early extinguishment of
  debt, net of applicable income taxes (Note 5)..................                                      (1,481)
Cumulative effect of a change in accounting principle,
  net of applicable income tax benefit (Note 6)..................                                      (2,774)
                                                                   --------    --------   --------   --------
Net income.......................................................    15,148       5,348     39,526     11,024
Preferred stock dividends........................................        49         318        147        954
                                                                   --------    --------   --------   --------
Income applicable to common stockholders.........................  $ 15,099    $  5,030   $ 39,379   $ 10,070
                                                                   ========    ========   ========   ========
Income per common share:
 Income before extraordinary item and cumulative
  effect of a change in accounting principle:
  Primary........................................................  $    .66    $    .26   $   1.75   $    .75
                                                                   ========    ========   ========   ========
  Fully diluted..................................................  $    .60    $    .26   $   1.60   $    .75
                                                                   ========    ========   ========   ========
 Income before cumulative effect of a change in
  accounting principle:
  Primary........................................................  $    .66    $    .26   $   1.75   $    .67
                                                                   ========    ========   ========   ========
  Fully diluted..................................................  $    .60    $    .26   $   1.60   $    .67
                                                                   ========    ========   ========   ========
 Net income:
  Primary........................................................  $    .66    $    .26   $   1.75   $    .53
                                                                   ========    ========   ========   ========
  Fully diluted..................................................  $    .60    $    .26   $   1.60   $    .53
                                                                   ========    ========   ========   ========
Average common shares outstanding................................    20,127      17,510     19,251     17,031
                                                                   ========    ========   ========   ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Nine Months Ended June 30, 1994 and 1993
                                 (in thousands)
                                  (Unaudited)


                                Preferred Stock      Common Stock                                  Treasury Stock
                               -----------------  ----------------                               -------------------
                                Number             Number              Additional    Retained     Number                   Total
                                  of       Par       of       Par       Paid-in      Earnings       of                 Stockholders'
                                Shares    Value    Shares    Value      Capital      (Deficit)    Shares     Cost         Equity
                               --------  -------  --------  -------    ----------    ---------   --------   --------   ------------

Balance at September 30, 1992..    200      $20    18,330   $1,833      $149,448     $(13,657)     1,884   $(20,060)      $117,584
  Net income...................                                                        11,024                               11,024
  Preferred stock dividends....                                                          (954)                                (954)
  Issuance of common stock
    pursuant to stock options,
    warrants and employee
    benefit plans..............                       447       45         4,118                                             4,163
  Issuance of common stock
    pursuant to conversion of
    8% debentures (Note 5).....                       636       64        13,675                                            13,739
  Issuance of common stock
    to retirement plan.........                                              196                     (30)       322            518
  Other........................                                              (12)      (1,136)        (3)        37         (1,111)
                               --------  -------  --------  -------    ----------    ---------   --------   --------   ------------
Balance at June 30, 1993.......    200      $20    19,413   $1,942      $167,425     $ (4,723)     1,851   $(19,701)      $144,963
                               ========  =======  ========  =======    ==========    =========   ========   ========   ============

Balance at September 30, 1993..    200      $20    19,610   $1,961      $169,855     $(55,065)     1,837   $(19,558)      $ 97,213
  Net income...................                                                        39,526                               39,526
  Preferred stock dividends....                                                          (147)                                (147)
  Issuance of common stock
    pursuant to stock options
    and warrants...............                     2,409      241        20,878                                            21,119
  Issuance of common stock
    to retirement plan.........                                              346                     (29)       306            652
  Other........................                                               95       (3,062)        (3)        34         (2,933)
                               --------  -------  --------  -------    ----------    ---------   --------   --------   ------------
Balance at June 30, 1994.......    200      $20    22,019   $2,202      $191,174     $(18,748)     1,805   $(19,218)      $155,430
                               ========  =======  ========  =======    ==========    =========   ========   ========   ============

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                              Nine Months
                                                                                             Ended June 30
                                                                                         --------------------
                                                                                            1994        1993
                                                                                         ---------   --------
Operating activities:
  Income before extraordinary item and cumulative effect of a change in
  accounting principle.......................................................             $ 39,526   $ 15,279
  Adjustments to reconcile income before extraordinary item and cumulative effect of a change in accounting principle to net cash provided by operating activities:
      Depreciation and amortization..........................................               25,154     23,687
      Provision for losses on accounts receivable............................                4,126      2,918
      Provision for deferred income taxes....................................               16,542      4,547
      Foreign currency transaction loss (gain)...............................                 (735)       128
      Other..................................................................                1,309
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts and notes receivable................              (14,175)     2,378
         Increase in prepaid expenses and other assets.......................               (2,115)    (2,494)
         Decrease in accounts payable and accrued liabilities................              (12,907)    (4,694)
         Increase (decrease) in deferred revenue.............................                5,918     (1,431)
         Other...............................................................               (2,538)       923
                                                                                          --------   --------
           Net cash provided by operating activities.........................               60,105     41,241

Investing activities:
   Purchases of property and equipment.......................................              (12,641)    (8,586)
   Purchases and capitalized cost of development of computer software........              (16,609)   (19,243)
   Purchases of investments..................................................              (47,968)   (62,661)
   Proceeds from sales of investments........................................               61,942     12,760
   Other.....................................................................                1,514       (534)
                                                                                          --------   --------
           Net cash used in investing activities.............................              (13,762)   (78,264)

Financing activities:
   Retirement and redemption of debt and capital lease obligations...........              (12,824)   (54,164)
   Proceeds from issuance of debt, net of issuance costs.....................               17,597    123,697
   Proceeds from issuance of common stock pursuant to stock options, warrants
     and employee benefit plans..............................................               21,119      4,163
   Proceeds from sales of installment and lease contracts receivable.........                7,389      1,469
   Other.....................................................................               (2,806)       711
                                                                                          --------   --------
          Net cash provided by financing activities..........................               30,475     75,876

Effect of foreign currency exchange rate changes on cash.....................                  295     (1,765)
                                                                                          --------   --------
Increase in cash and equivalents.............................................               77,113     37,088

Cash and equivalents at beginning of period..................................               29,752     41,713
                                                                                          --------   --------
Cash and equivalents at end of period........................................             $106,865   $ 78,801
                                                                                          ========   ========
Supplemental cash flow information:
   Interest paid.............................................................             $  3,684   $  4,019
                                                                                          --------   --------
   Income taxes paid.........................................................             $  3,299   $  3,403
                                                                                          --------   --------
   Income tax refunds........................................................             $  1,110   $    137
                                                                                          --------   --------

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1994
                                  (Unaudited)

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


3.  Business Combinations

    Effective July 31, 1994, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for a business combination of the Company and KnowledgeWare, Inc. ("KnowledgeWare"), a software and services company based in Atlanta, Georgia which designs, develops, markets and supports application development tools, business process reengineering products, data access and warehousing software and services, in a merger (the "KWI Merger") to be accounted for as a pooling of interests. The Merger Agreement was approved by the Boards of Directors of both the Company and KnowledgeWare. Upon satisfaction or waiver of the conditions set forth in the Merger Agreement, including approval by the stockholders of both companies, and the consummation of the transactions contemplated thereby, KnowledgeWare will become a wholly owned subsidiary of the Company and each issued and outstanding share of KnowledgeWare's common stock will be converted into the right to receive .2893 of a share of the Company's $0.10 par value Common Stock ("Common Stock"). In addition, the Company has agreed to assume all outstanding options granted under the stock option plans maintained by KnowledgeWare and any outstanding warrants issued by KnowledgeWare, provided that (a) each such option or warrant shall become exercisable for that whole number of shares of Common Stock (to the nearer whole share) equal to the product of (i) the number of shares of KnowledgeWare common stock subject to such option or warrant immediately prior to the consummation of the KWI Merger times (ii) .2893 and (b) the exercise price of such option or warrant shall be equal to the quotient given by dividing
(i) the exercise price of such option or warrant in effect prior to the consummation of the KWI Merger by (ii) .2893.

If the transactions contemplated by the Merger Agreement are consummated, the Company will issue approximately 4,213,000 shares of Common Stock (based on KnowledgeWare's shares outstanding as of June 30, 1994) and reserve approximately 720,000 shares of Common Stock for issuance upon exercise of KnowledgeWare's options and warrants (based on KnowledgeWare's options and warrants outstanding as of June 30, 1994). The Company anticipates closing the KWI Merger on or about November 1, 1994.

    The Company anticipates it will incur a charge to operations in the quarter in which the KWI Merger is consummated to reflect the combination of the Company and KnowledgeWare, including charges related to elimination of duplicate facilities, severance costs, the write-off of property and equipment, certain transaction costs and similar items. The Company and KnowledgeWare will conform accounting policies upon consummation of the KWI Merger.

    Effective August 1, 1994, the Company acquired all the outstanding common stock of American Business Computer Company, a provider of UNIX-based electronic data interchange software, in a merger to be accounted for as a pooling of interests. The Company issued approximately 300,000 shares of Common Stock as a result of the transaction.


4.  Segment Information

    The Company acquires, develops, markets and supports a broad range of computer software products and services in three major markets classified as Enterprise Software, Electronic Commerce and Federal Systems. Each major market is represented through decentralized business groups. The Enterprise Software Group provides enterprise-wide systems management and applications management software for large computing environments. The Electronic Commerce Group provides software and services to facilitate electronic commerce, defined by the Company as the worldwide electronic interchange of business information, including electronic data interchange software and services, data communications software and electronic payments software for financial institutions. The Federal Systems Group provides highly technical services to the federal government, generally under multi-year, cost-based contracts, primarily in support of National Aeronautics and Space Administration aerospace research projects and secure communications systems for the Department of Defense. A fourth business group, International, is responsible for sales and telephone support of the Company's products outside the United States. International Group operating results are included, as applicable, in the Company's Enterprise Software and Electronic Commerce segments in the business segment tables contained herein. International Group revenue of $28,210,000 and $25,584,000 and operating profit (loss) of $4,417,000 and $(1,514,000) for the three months ended June 30, 1994 and 1993, respectively, has been allocated to these business segments. International Group revenue of $84,646,000 and $80,543,000 and operating profit (loss) of $12,646,000 and $(224,000) for the nine months ended June 30, 1994 and 1993, respectively, has been allocated to these business segments.

    Financial information concerning the Company's operations, by business segment, for the three and nine months ended June 30, 1994 and 1993 follows (in thousands):


                                   Three Months          Nine Months
                                  Ended June 30         Ended June 30
                               -------------------   -------------------
                                 1994       1993       1994       1993
                               --------   --------   --------   --------
Revenue:
 Enterprise Software.......    $ 45,110   $ 44,979   $139,373   $136,698
 Electronic Commerce.......      40,868     31,679    111,844     83,354
 Federal Systems...........      27,296     25,700     78,959     74,252
 Corporate and other.......       2,050      2,115      7,950      6,797
                               --------   --------   --------   --------
   Consolidated totals.....    $115,324   $104,473   $338,126   $301,101
                               ========   ========   ========   ========
Operating Profit:
 Enterprise Software.......    $ 13,907   $  6,006   $ 43,197   $ 25,523
 Electronic Commerce.......      12,947      8,234     30,515     15,488
 Federal Systems...........       2,391      1,370      5,699      4,607
 Corporate and other.......      (5,322)    (6,176)   (14,431)   (18,026)
                               --------   --------   --------   --------
   Consolidated totals.......  $ 23,923   $  9,434   $ 64,980   $ 27,592
                               ========   ========   ========   ========

    The amounts presented for "Corporate and other" include corporate expense, inter-segment eliminations and the results of operations of the Company's retail software division.


5.  Long-Term Notes Payable

    In February 1993, the Company issued $115,000,000 principal amount of 5 3/4% Convertible Subordinated Debentures Due 2003 ("5 3/4% Debentures"). The 5 3/4% Debentures are unsecured general obligations of the Company and are convertible into Common Stock at any time prior to maturity at a conversion price of $28.35. Interest is payable semiannually. At the option of the Company, the 5 3/4% Debentures are redeemable, in whole or in part, at a premium after February 12, 1996. Upon a Change in Control (as defined), holders of the 5 3/4% Debentures will have the right, subject to certain restrictions and conditions, to require the Company to purchase all or any part of the 5 3/4% Debentures at the principal amount, plus accrued interest. The 5 3/4% Debentures are subordinated to all existing and future Senior Indebtedness (as defined) of the Company.

    In February 1993, the Company also called for redemption its 8% Convertible Senior Subordinated Debentures ("8% Debentures") at a price equal to 103.2% of the principal amount. Holders of $13,739,000 principal amount of 8% Debentures elected to convert their 8% Debentures into 636,054 shares of Common Stock. The remaining $38,894,000 principal amount of 8% Debentures were redeemed on March 4, 1993 for $40,165,000, including interest of $26,000. The conversion and redemption of the 8% Debentures resulted in an extraordinary loss of $1,481,000, net of applicable income taxes of $987,000. If the conversion of $13,739,000 principal amount of 8% Debentures was assumed to have been consummated on October 1, 1992, the pro forma net income per common share amount for the nine-month period ended June 30, 1993 would have been $.53 per share on a fully diluted basis.

6.  Change in Accounting for Postretirement Benefits

    During the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS No. 106"), which requires that the expected cost of postretirement benefits be charged to expense during the years the employee renders service. The effect of adopting the new standard as of October 1, 1992 was a charge of $2,774,000, representing the accumulated benefit obligation existing at that date, net of related income tax benefit of $1,813,000. This charge is shown as the cumulative effect of a change in accounting principle. The results for the nine months ended June 30, 1993 have been restated for the cumulative effect of the adoption of the new standard and the ratable portion of the 1993 effect of the adoption of the new standard.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Merger with Systems Center, Inc.

   On July 1, 1993, Sterling Software, Inc. ("Sterling Software") acquired Systems Center, Inc. ("Systems Center"), a Delaware corporation based in Reston, Virginia which developed, marketed and supported systems software products, in a merger (the "SCI Merger") accounted for as a pooling of interests, resulting in the combined company, hereafter defined as the "Company." The merger of the equity interests has been given retroactive effect and the Company's financial statements for periods prior to the SCI Merger represent the combined financial statements of the previously separate entities adjusted to conform Systems Center's fiscal years and accounting policies to those used by Sterling Software.

   In connection with the SCI Merger, the Company eliminated duplicate facilities and equipment, reduced its workforce and wrote off certain software products which would not be actively marketed by the Company. There were no restructuring charges incurred in the first nine months of 1994 in excess of the restructuring charges accrued in the fourth quarter of 1993. Since September 30, 1993, there has been no significant increase in operating expenses as a result of the restructuring of the Company and the Company does not expect there to be any material increase in costs and expenses in the remainder of 1994 as a result of the SCI Merger. Approximately $22,500,000 of cash was expended in the first nine months of 1994 relating to restructuring charges accrued in the fourth quarter of 1993. Future cash expenditures related to the restructuring are anticipated to be made from cash generated from operations.

Three Months Ended June 30, 1994 and 1993

   Effective with the SCI Merger, Sterling Software changed Systems Center's fiscal year-end from December 31 to September 30, affecting the timing of sales incentives and changing the revenue pattern for products previously marketed by Systems Center. Accordingly, the Company believes that the revenue for the three months ended June 30, 1994 is not directly comparable to revenue for the three months ended June 30, 1993.

   Revenue increased $10,851,000, or 10%, in the third quarter of 1994 over the same period of 1993 due to increases in all three of the Company's markets. Electronic Commerce Group ("ECG") revenue increased $9,189,000, or 29%, on the strength of a $4,030,000, or 41%, increase in network services revenue, a $2,198,000, or 17%, increase in product revenue and a $2,961,000, or 35%, increase in product support revenue. The increased network services revenue was due to an increase in the network services customer base, primarily in the hardlines, retail and grocery vertical markets, and increases in the network processing volume for existing customers. ECG product revenue increased primarily as a result of increased international software sales of communications software products, but was partially offset by decreased domestic software sales of communications software products due to strong sales of the former Systems Center products in the third quarter of 1993, Systems Center's final quarter before the SCI Merger. ECG product support revenue increased primarily as a result of an increase in the installed customer base and price increases for some products. Federal Systems Group ("FSG") revenue increased $1,596,000, or 6%, due to higher contract billings in the Information Technology, Scientific Systems and NASA Ames divisions. Revenue from outside of the United States, which represented approximately 24% of the Company's total revenue in the third quarters of 1994 and 1993, was negatively impacted approximately $765,000 by changes in exchange rates during the third quarter of 1994, as compared to the same period of 1993.

   Total costs and expenses decreased $3,638,000, or 4%. Total cost of sales decreased $3,303,000, or 7%, primarily due to a 40% decrease in Enterprise Software Group's ("ESG") cost of sales as a result of decreased amortization of software and due to decreased headcount; offset by a $607,000, or 3%, increase in federal contract costs, commensurate with the increase in FSG revenue; and a $849,000, or 11%, increase in ECG's cost of sales due to increased amortization of capitalized software and due to increased costs, commensurate with the increase in ECG revenue. Product development expense for the third quarter of 1994 of $8,831,000, net of $5,668,000 of costs capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("FAS No. 86"), increased $1,916,000, or 28%, compared to the third quarter of 1993 product development expense of $6,915,000, net of $6,232,000 costs capitalized pursuant to FAS No.
86. The increase is due to increased gross product development expense, coupled with a decrease in the capitalization of software development costs. Product development expense and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects. Selling, general and administrative expense decreased $2,251,000, or 5%, primarily due to decreased headcount.

   Income before extraordinary item and cumulative effect of an accounting change increased $9,800,000, or 183%, primarily due to higher operating profits in ECG, up 57%, and ESG, up 132%, partially offset by an increase in federal income tax expense due to higher pretax profit. Also contributing to this increase was a decrease of $422,000 in interest expense primarily for interest accrued in the third quarter of 1993 on the unpaid dividends on previously outstanding Systems Center Series A 9% Convertible Redeemable Preferred Stock ("Systems Center Preferred Stock"). Investment income decreased $350,000 due to lower yields, despite higher average balances of interest bearing cash equivalents and investments. Other income and expense includes foreign currency exchange gains of approximately $390,000 in the third quarter of 1994 versus foreign currency exchange losses of approximately $45,000 in the third quarter of 1993.

Nine Months Ended June 30, 1994 and 1993

   Effective with the SCI Merger, Sterling Software changed Systems Center's fiscal year-end from December 31 to September 30, affecting the timing of sales incentives and changing the revenue pattern for products previously marketed by Systems Center. Accordingly, the Company believes that the revenue for the nine months ended June 30, 1994 is not directly comparable to revenue for the nine months ended June 30, 1993.

   Revenue increased $37,025,000, or 12%, in the first nine months of 1994 over the same period of 1993 due to increases in all three of the Company's markets.

ESG revenue increased $2,675,000, or 2%, due to increases in product revenue. ECG revenue increased $28,490,000, or 34%, on the strength of a $11,226,000, or 42%, increase in network services revenue, a $9,135,000, or 28%, increase in product revenue and a $8,129,000, or 34%, increase in product support revenue. The increased network services revenue was due to an increase in the network services customer base, primarily in the hardlines, retail and grocery vertical markets, and increases in the network processing volume for existing customers. ECG product revenue increased primarily as a result of increased worldwide software sales of communications software, interchange software and banking systems products. ECG product support revenue increased primarily as a result of an increase in the installed customer base and price increases for some products. FSG revenue increased $4,707,000, or 6%, primarily due to higher contract billings in the Information Technology, Scientific Systems and NASA Ames divisions. Revenue from outside of the United States, which represented approximately 25% and 27% of the Company's total revenue in the first nine months of 1994 and 1993, respectively, was negatively impacted approximately $3,770,000 by changes in exchange rates during the first nine months of 1994, as compared to the same period of 1993.

   Total costs and expenses decreased $363,000. Total cost of sales decreased $547,000, primarily due to a $8,080,000, or 26%, decrease in ESG's cost of sales, due to decreased amortization of software and due to decreased headcount; offset by a $2,573,000, or 4%, increase in federal contract costs, commensurate with the increase in FSG revenue; and a $5,145,000, or 24%, increase in ECG's cost of sales due to increased amortization of capitalized software and due to increased costs, commensurate with the increase in ECG revenue. Product development expense for the first nine months of 1994 of $23,439,000, net of $14,984,000 of costs capitalized pursuant to FAS No. 86, increased $3,960,000, or 20%, compared to the first nine months of 1993 product development expense of $19,479,000, net of $18,507,000 of costs capitalized pursuant to FAS No. 86.
The increase is primarily due to the decrease in capitalization of software development costs and, to a lesser extent, to increased gross product development expense. Product development expense and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects. Selling, general and administrative expense decreased $3,775,000, or 3%, primarily due to decreased headcount.

   Income before extraordinary item and cumulative effect of an accounting change increased $24,247,000, or 159%, primarily due to higher operating profits in ECG, up 97%, and ESG, up 69%, partially offset by an increase in federal income tax expense due to higher pretax profit. Also contributing to this increase was a decrease of $1,144,000 in interest expense primarily for interest accrued in the first nine months of 1993 on the unpaid dividends on previously outstanding Systems Center Preferred Stock. Investment income decreased $330,000 due to lower yields, despite higher average balances of interest bearing cash equivalents and investments. Other income and expense includes foreign currency exchange gains of approximately $735,000 in the first nine months of 1994 versus foreign currency exchange losses of approximately $128,000 in the first nine months of 1993.

   The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as of October 1, 1992 and recorded a charge of $2,774,000, net of related income tax benefit of $1,813,000. This charge is shown as the cumulative effect of a change in accounting principle. See Note 6 to the Consolidated Financial Statements.

Liquidity and Capital Resources

   The Company maintained a strong liquidity and financial position with $124,939,000 of working capital at June 30, 1994, which includes $106,865,000 of cash and equivalents and $34,710,000 of marketable securities. Net cash flows from operations increased $18,864,000 in the first nine months of 1994 as compared to the first nine months of 1993 primarily due to higher operating profits before noncash charges. Cash flows from operations and available cash balances were used to fund operations and capital expenditures, including software additions.

   Cash equivalents consist primarily of highly liquid investments in repurchase agreements backed by U.S. Treasury securities and investment-grade commercial paper of various issuers, with maturities of three months or less when purchased. The Company invests excess cash in a diversified portfolio consisting of a variety of securities of both domestic and foreign issuers including medium term notes, U.S. government obligations, investment fund partnerships and certificates of deposit, which may include both investment grade and non-investment grade securities. All marketable securities and long-term investments are classified as available-for-sale securities. Securities totaling $7,728,000 that the Company intends to hold for more than one year are included in "Other Assets."

   During the first nine months of 1994, software expenditures, the majority of which were costs capitalized pursuant to FAS No. 86, were $16,609,000 compared to $19,243,000 in the first nine months of 1993. ECG represented $9,626,000 of the total software expenditures during the first nine months of 1994, primarily for enhancements of communications software products, interchange software products and costs to add new network services features. ESG represented $6,983,000 of the total software expenditures during the first nine months of 1994, primarily for the development of systems management, storage management and applications management products and product enhancements. Property and equipment purchases of $12,641,000 in the first nine months of 1994 include purchases made in ECG for equipment upgrades for network processing systems and computer equipment purchases to support the continuing growth in ECG. ESG's and FSG's property and equipment additions were primarily computer equipment purchases. Property and equipment purchases were $8,586,000 in the first nine months of 1993. Net proceeds of $13,974,000 from sales of marketable securities and long term investments in the first nine months of 1994 were reinvested in cash equivalents.

   At June 30, 1994, after the utilization of $2 million for standby letters of credit, $33 million was available for borrowing on the Company's $35 million revolving credit and term loan agreement ("Loan Agreement"). Borrowings, if any, outstanding on December 31, 1994 will be payable in eight equal quarterly payments. There were no amounts borrowed or outstanding on the Loan Agreement during the nine months ended June 30, 1994; however, the Company's international operations borrowed $17,597,000 during the first nine months of 1994 on separate lines of credit, primarily for foreign exchange exposure management and working capital requirements. Payments of $11,894,000 were made during the first nine months of 1994 on these lines of credit. Other debt payments related to capital leases.

   Proceeds from the exercise of stock options and warrants were $21,119,000 during the first nine months of 1994, compared to $4,163,000 during the first nine months of 1993.


   Effective July 31,1994, the Company entered into an Agreement and Plan of Merger providing for a business combination of the Company and KnowledgeWare, Inc., a software and services company based in Atlanta, Georgia which designs, develops, markets and supports application development tools, business process reengineering products, data access and warehousing software and sercices, in a merger to be accounted for as a pooling of interests. See Note 3 to the Consolidated Financial Statements.

   Effective August 1, 1994, the Company acquired the outstanding common stock of American Business Computer Company, a provider of UNIX-based electronic data interchange software, in a merger to be accounted for as a pooling of interests. The Company issued approximately 300,000 shares of Common Stock as a result of the transaction.

   At June 30, 1994, the Company's capital resource commitments consisted of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations primarily from internally generated funds. No significant commitments exist for future capital expenditures. The Company believes available balances of cash, cash equivalents and marketable securities combined with cash flows from operations and amounts available under credit and term loan agreements are sufficient to meet the Company's cash requirements for the foreseeable future.

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

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

2(a)         -  Agreement and Plan of Merger dated as of March
                31, 1993 among the Company, Systems Center,
                Inc. and SSI Acquisition Corporation
                ("Agreement and Plan of Merger") (1)
2(b)         -  First Amendment to Agreement and Plan of Merger(11)
2(c)         -  Agreement and Plan of Merger dated as of July
                31, 1994, among the Company, KnowledgeWare,
                Inc. and SSI Corporation (2)
4(a)         -  Certificate of Incorporation of the Company (3)
4(b)         -  Certificate of Amendment of Certificate of
                Incorporation of the Company (11)
4(c)         -  Certificate of Amendment of Certificate of
                Incorporation of the Company (4)
4(d)         -  Restated Bylaws of the Company (5)
4(e)         -  Form of Common Stock Certificate (6)
4(f)         -  Form of Certificate of Designation,
                Preferences, Rights and Limitations with
                respect to Series B Junior Preferred Stock (11)
4(g)         -  Form of Indenture between the Company and Bank
                of America Texas, National Association, as
                Trustee, including the form of 5 3/4%
                Convertible Subordinated Debenture attached as
                Exhibit A thereto (7)
4(h)         -  Preferred Stock and Warrant Purchase Agreement
                dated June 25, 1991 among Systems Center, Inc.
                and the Investors named therein (8)
10(a)        -  Stock Option Agreement dated as of July 31,
                1994 between the Company and KnowledgeWare,
                Inc. (2)
10(b)        -  Form of Stockholder Agreement dated as of July
                31, 1994 between the Company and certain
                stockholders of KnowledgeWare, Inc. (16)
10(c)        -  Amended Incentive Stock Option Plan of the
                Company (16)
10(d)        -  Amended Non-Statutory Stock Option Plan of the
                Company (16)
10(e)        -  Supplemental Executive Retirement Plan II of
                Informatics General Corporation (11)
10(f)        -  Form of Supplemental Executive Retirement Plan
                II Agreement (the "SERP II Agreement") (11)
10(g)        -  Amendment to SERP II Agreement (11)
10(h)        -  Form of Employment Agreement with Jeannette P.
                Meier, George H. Ellis and Phillip A. Moore (11)
10(i)        -  Form of Amendment No. 1 to Employment Agreement
                with Jeannette P. Meier, George H. Ellis and
                Phillip A. Moore (11)
10(j)        -  Employment Agreement with Sam Wyly (11)
10(k)        -  Employment Agreement with Charles J. Wyly, Jr. (11)
10(l)        -  Employment Agreement with Sterling L. Williams (11)

10(m)        -  Form of Amendment No. 1 to Employment Agreement
                with Charles J. Wyly, Jr. and Sterling L. Williams (11)
10(n)        -  Amendment No. 1 to Employment Agreement with Sam Wyly (11)
10(o)        -  Amendment No. 2 to Employment Agreement with Sam Wyly (11)
10(p)        -  Consultation Agreement with REC Enterprises, Inc. (11)
10(q)        -  Employment Agreement with William D. Plumb (11)
10(r)        -  Employment Agreement with William D. Plumb (11)
10(s)        -  Form of Employment Agreement with Edward J.
                Lott, Warner C. Blow, Werner L. Frank and Geno
                P. Tolari (11)
10(t)        -  Employment Agreement with Sterling L. Williams (1)
10(u)        -  Form of Employment Agreement with Jeannette P.
                Meier, George H. Ellis, Phillip A. Moore,
                Warner C. Blow and Geno P. Tolari (1)
10(v)        -  Employment Agreement with Werner L. Frank (1)
10(w)        -  Form of Series B Warrant Agreement (11)
10(x)        -  Form of Amendment to Series B Warrant Agreement
                (January 1988) (11)
10(y)        -  Form of Amendment to Series B Warrant Agreement
                (May 1989) (11)
10(z)        -  Form of Series E Warrant Agreement (11)
10(aa)       -  Form of Amendment to Series E Warrant Agreement
                (May 1989) (11)
10(bb)       -  Form of Series F Warrant Agreement (11)
10(cc)       -  Form of Amendment to Series F Warrant Agreement
                (May 1989) (11)
10(dd)       -  Amended and Restated Revolving Credit and Term
                Loan Agreement dated June 8, 1990 between the
                Company and The First National Bank of Boston
                and BankOne Texas N.A. ("Loan Agreement") (11)
10(ee)       -  First Amendment to Loan Agreement dated as of
                October 16, 1990 (11)
10(ff)       -  Second Amendment to Loan Agreement dated as of
                September 19, 1991 (11)
10(gg)       -  Third Amendment to Loan Agreement dated as of
                December 31, 1991 (11)
10(hh)       -  Fourth Amendment to Loan Agreement dated as of
                June 15, 1992 (11)
10(ii)       -  Fifth Amendment to Loan Agreement dated as of
                July 31, 1992 (11)
10(jj)       -  Sixth Amendment to Loan Agreement dated as of
                August 31, 1992 (11)
10(kk)       -  Seventh Amendment to Loan Agreement dated as of
                September 9, 1992 (11)
10(ll)       -  Eighth Amendment to Loan Agreement dated as of
                September 30, 1992 (11)
10(mm)       -  Ninth Amendment to Loan Agreement dated as of
                October 13, 1992 (11)
10(nn)       -  Tenth Amendment to Loan Agreement dated as of
                December 17, 1992 (1)
10(oo)       -  Form of Eleventh Amendment to Loan Agreement
                dated as of March 29, 1993 (11)
10(pp)       -  Twelfth Amendment to Loan Agreement dated as of
                June 30, 1993 (11)

10(qq)       -  Form of Thirteenth Amendment to Loan Agreement
                dated as of November 10, 1993 (11)
10(rr)       -  Form of Fourteenth Amendment to Loan Agreement
                dated as of November 22, 1993 (11)
10(ss)       -  Fifteenth Amendment to Loan Agreement dated as
                of December 21, 1993 (12)
10(tt)       -  Sixteenth Amendment to Loan Agreement dated as
                of December 30, 1993 (12)
10(uu)       -  Seventeenth Amendment to Loan Agreement dated
                as of January 31, 1994 (12)
10(vv)       -  Eighteenth Amendment to Loan Agreement dated as
                of March 15, 1994 (13)
10(ww)       -  Nineteenth Amendment to Loan Agreement dated as
                of May 17, 1994 (16)
10(xx)       -  1992 Executive Compensation Plan for Group
                Presidents (11)
10(yy)       -  1993 Executive Compensation Plan for Group
                Presidents (1)
10(zz)       -  1994 Executive Compensation Plan for Group
                Presidents (11)
10(aaa)      -  Form of Series G Warrant Agreement (11)
10(bbb)      -  Amended 1992 Non-Statutory Stock Option Plan
                (14)
10(ccc)      -  1994 Non-Statutory Stock Option Plan (15)
10(ddd)      -  Form of Indemnity Agreement between the Company
                and each of its directors and officers (11)
10(eee)      -  Systems Center, Inc. Restated and Amended
                Restricted Stock Plan (9)
10(fff)      -  Systems Center, Inc. Amended and Restated
                Nondiscretionary Restricted Stock Plan (9)
10(ggg)      -  Systems Center, Inc. 1982 Stock Option Plan (9)
10(hhh)      -  Systems Center, Inc. 1992 Stock Incentive Plan (9)
10(iii)      -  Systems Center, Inc. 1983 Stock Plan (9)
10(jjj)      -  Systems Center, Inc. Share Option Scheme (9)
10(kkk)      -  Registration Rights Agreement dated as of July
                1, 1993 among the Company and the Selling
                Stockholders (10)
11(a)        -  Computation of Earnings Per Share, Three Months
                Ended June 30, 1994 (16)
11(b)        -  Computation of Earnings Per Share, Three Months
                Ended June 30, 1993 (16)
11(c)        -  Computation of Earnings Per Share, Nine Months
                Ended June 30, 1994 (16)
11(d)        -  Computation of Earnings Per Share, Nine Months
                Ended June 30, 1993 (16)
15           -  None
18           -  None
19           -  None
22           -  None
23           -  None
24           -  None
27           -  None


99           -  None

   (b)  Reports on Form 8-K.

          On August 2, 1994, the Company filed a Current Report on Form 8-K dated July 31, 1994, with respect to Item 5 and Item 7 of said form, which report related to a definitive Agreement and Plan of Merger with KnowledgeWare, Inc., pursuant to which the Company will acquire KnowledgeWare, Inc.

          On August 2, 1994, the Company filed a Current Report on Form 8-K dated August 1, 1994, with respect to Item 5 and Item 7 of said form, which report related to the Company's acquisition of American Business Computer Company.

- - -------------
(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-62028 on Form S-4 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 31, 1994, filed August 2, 1994.
(3) Previously filed as an exhibit to the Company's Registration Statement No. 2-82506 on Form S-1 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-69926 on Form S-8 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 on Form S-1 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Registration Statement No. 33-57428 on Form S-3 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Systems Center, Inc. for the quarter ended June 30, 1991 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Registration Statement No. 33-65402 on Form S-8 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Registration Statement No. 33-71706 on Form S-3 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference.
(14) Previously filed as an exhibit to the Company's Registration Statement No. 33-53831 on Form S-3 and incorporated herein by reference.
(15) Previously filed as an exhibit to the Company's Registration Statement No. 33-53837 on Form S-3 and incorporated herein by reference.
(16)  Filed herewith.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           STERLING SOFTWARE, INC.




Date:  August 8, 1994                     /s/  Sterling L. Williams
                                    --------------------------------------
                                             Sterling L. Williams
                                      President, Chief Executive Officer
                                                 and Director
                                         (Principal Executive Officer)





Date:  August 8, 1994                        /s/  George H. Ellis
                                    --------------------------------------
                                                George H. Ellis
                                           Executive Vice President
                                          and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                               -----------------
                                                                    Sequentially
Exhibit                                                               Numbered
  No.                             Description                           Page
- - -------    -------------------------------------------------------- ------------
2(a)    -  Agreement and Plan of Merger dated as of March 31, 1993 among the Company, Systems Center, Inc. and SSI
           Acquisition Corporation ("Agreement and Plan of
           Merger") (1)
2(b)    -  First Amendment to Agreement and Plan of Merger (11)
2(c)    -  Agreement and Plan of Merger dated as of July 31, 1994, among the Company, KnowledgeWare, Inc. and SSI
           Corporation (2)
4(a)    -  Certificate of Incorporation of the Company (3)
4(b)    -  Certificate of Amendment of Certificate of Incorporation
           of the Company (11)
4(c)    -  Certificate of Amendment of Certificate of Incorporation
           of the Company (4)
4(d)    -  Restated Bylaws of the Company (5)
4(e)    -  Form of Common Stock Certificate (6)
4(f)    -  Form of Certificate of Designation, Preferences, Rights
           and Limitations with respect to Series B Junior
           Preferred Stock (11)
4(g)    -  Form of Indenture between the Company and Bank of America
           Texas, National Association, as Trustee, including the
           form of 5 3/4% Convertible Subordinated Debenture
           attached as Exhibit A thereto (7)
4(h)    -  Preferred Stock and Warrant Purchase Agreement dated June
           25, 1991 among Systems Center, Inc. and the Investors
           named therein (8)
10(a)   -  Stock Option Agreement dated as of July 31, 1994 between the Company and KnowledgeWare, Inc. (2)
10(b)   -  Form of Stockholder Agreement dated as of July 31, 1994 between the Company and certain stockholders of
           KnowledgeWare, Inc. (16)
10(c)   -  Amended Incentive Stock Option Plan of the Company (16)
10(d)   -  Amended Non-Statutory Stock Option Plan of the
           Company (16)
10(e)   -  Supplemental Executive Retirement Plan II of Informatics
           General Corporation (11)
10(f)   -  Form of Supplemental Executive Retirement Plan II
           Agreement (the "SERP II Agreement") (11)
10(g)   -  Amendment to SERP II Agreement (11)
10(h)   -  Form of Employment Agreement with Jeannette P. Meier,
           George H. Ellis and Phillip A. Moore (11)
10(i)   -  Form of Amendment No. 1 to Employment Agreement with
           Jeannette P. Meier, George H. Ellis and Phillip A.
           Moore (11)
10(j)   -  Employment Agreement with Sam Wyly (11)
10(k)   -  Employment Agreement with Charles J. Wyly, Jr. (11)

10(l)   -  Employment Agreement with Sterling L. Williams (11)
10(m)   -  Form of Amendment No. 1 to Employment Agreement with
           Charles J. Wyly, Jr. and Sterling L. Williams (11)
10(n)   -  Amendment No. 1 to Employment Agreement with Sam
           Wyly (11)
10(o)   -  Amendment No. 2 to Employment Agreement with Sam
           Wyly (11)
10(p)   -  Consultation Agreement with REC Enterprises, Inc. (11)
10(q)   -  Employment Agreement with William D. Plumb (11)
10(r)   -  Employment Agreement with William D. Plumb (11)
10(s)   -  Form of Employment Agreement with Edward J. Lott,
           Warner C. Blow, Werner L. Frank and Geno P. Tolari (11)
10(t)   -  Employment Agreement with Sterling L. Williams (1)
10(u)   -  Form of Employment Agreement with Jeannette P. Meier,
           George H. Ellis, Phillip A. Moore, Warner C. Blow and Geno P. Tolari (1)
10(v)   -  Employment Agreement with Werner L. Frank (1)
10(w)   -  Form of Series B Warrant Agreement (11)
10(x)   -  Form of Amendment to Series B Warrant Agreement (January
           1988) (11)
10(y)   -  Form of Amendment to Series B Warrant Agreement (May
           1989) (11)
10(z)   -  Form of Series E Warrant Agreement (11)
10(aa)  -  Form of Amendment to Series E Warrant Agreement (May
           1989) (11)
10(bb)  -  Form of Series F Warrant Agreement (11)
10(cc)  -  Form of Amendment to Series F Warrant Agreement (May
           1989) (11)
10(dd)  -  Amended and Restated Revolving Credit and Term Loan
           Agreement dated June 8, 1990 between the Company and The First National Bank of Boston and BankOne Texas N.A. ("Loan Agreement") (11)
10(ee)  -  First Amendment to Loan Agreement dated as of October
           16, 1990 (11)
10(ff)  -  Second Amendment to Loan Agreement dated as of September
           19, 1991 (11)
10(gg)  -  Third Amendment to Loan Agreement dated as of December
           31, 1991 (11)
10(hh)  -  Fourth Amendment to Loan Agreement dated as of June 15,
           1992 (11)
10(ii)  -  Fifth Amendment to Loan Agreement dated as of July 31,
           1992 (11)
10(jj)  -  Sixth Amendment to Loan Agreement dated as of August 31,
           1992 (11)
10(kk)  -  Seventh Amendment to Loan Agreement dated as of
           September 9, 1992 (11)
10(ll)  -  Eighth Amendment to Loan Agreement dated as of September
           30, 1992 (11)

10(mm)  -  Ninth Amendment to Loan Agreement dated as of October
           13, 1992 (11)
10(nn)  -  Tenth Amendment to Loan Agreement dated as of December
           17, 1992 (1)
10(oo)  -  Form of Eleventh Amendment to Loan Agreement dated as of March 29, 1993 (11)
10(pp)  -  Twelfth Amendment to Loan Agreement dated as of June 30,
           1993 (11)
10(qq)  -  Form of Thirteenth Amendment to Loan Agreement dated as of November 10, 1993 (11)
10(rr)  -  Form of Fourteenth Amendment to Loan Agreement dated as of November 22, 1993 (11)
10(ss)  -  Fifteenth Amendment to Loan Agreement dated as of
           December 21, 1993 (12)
10(tt)  -  Sixteenth Amendment to Loan Agreement dated as of
           December 30, 1993 (12)
10(uu)  -  Seventeenth Amendment to Loan Agreement dated as of
           January 31, 1994 (12)
10(vv)  -  Eighteenth Amendment to Loan Agreement dated as of
           March 15, 1994 (13)
10(ww)  -  Nineteenth Amendment to Loan Agreement dated as of
           May 17, 1994 (16)
10(xx)  -  1992 Executive Compensation Plan for Group Presidents
           (11)
10(yy)  -  1993 Executive Compensation Plan for Group Presidents
           (1)
10(zz)  -  1994 Executive Compensation Plan for Group Presidents
           (11)
10(aaa) -  Form of Series G Warrant Agreement (11)
10(bbb) - Amended 1992 Non-Statutory Stock Option Plan (14) 10(ccc) - 1994 Non-Statutory Stock Option Plan (15)
10(ddd) -  Form of Indemnity Agreement between the Company and each of its directors and officers (11)
10(eee) -  Systems Center, Inc. Restated and Amended Restricted
           Stock Plan (9)
10(fff) -  Systems Center, Inc. Amended and Restated
           Nondiscretionary Restricted Stock Plan (9)
10(ggg) -  Systems Center, Inc. 1982 Stock Option Plan (9)
10(hhh) - Systems Center, Inc. 1992 Stock Incentive Plan (9) 10(iii) - Systems Center, Inc. 1983 Stock Plan (9)
10(jjj) -  Systems Center, Inc. Share Option Scheme (9)
10(kkk) -  Registration Rights Agreement dated as of July 1, 1993 among the Company and the Selling Stockholders (10)
11(a)   -  Computation of Earnings Per Share, Three Months Ended
           June 30, 1994 (16)
11(b)   -  Computation of Earnings Per Share, Three Months Ended
           June 30, 1993 (16)
11(c)   -  Computation of Earnings Per Share, Nine Months Ended
           June 30, 1994 (16)

11(d)   -  Computation of Earnings Per Share, Nine Months Ended
           June 30, 1993 (16)
15      -  None
18      -  None
19      -  None
22      -  None
23      -  None
24      -  None
27      -  None
99      -  None

- - -----------
(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-62028 on Form S-4 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 31, 1994, filed August 2, 1994.
(3) Previously filed as an exhibit to the Company's Registration Statement No. 2-82506 on Form S-1 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-69926 on Form S-8 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 on Form S-1 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Registration Statement No. 33-57428 on Form S-3 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Systems Center, Inc. for the quarter ended June 30, 1991 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Registration Statement No. 33-65402 on Form S-8 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Registration Statement No. 33-71706 on Form S-3 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference.
(14) Previously filed as an exhibit to the Company's Registration Statement No. 33-53831 on Form S-3 and incorporated herein by reference.
(15) Previously filed as an exhibit to the Company's Registration Statement No. 33-53837 on Form S-3 and incorporated herein by reference.
(16)  Filed herewith.