Form 10-K
period 1994-09-30
STERLING SOFTWARE INC
filed 1994-12-05
CIK 716714

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                   FORM 10-K

     (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
                     For the fiscal year ended September 30, 1994
                                      or
     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                   For the transition period from
                                                 ------------------------
                                               to
                                                 ------------------------

                          COMMISSION FILE NO. 1-8465

                            STERLING SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                                   75-1873956
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)


                   8080 NORTH CENTRAL EXPRESSWAY, SUITE 1100
                             DALLAS, TEXAS  75206
         (Address of principal executive offices, including zip code)
      Registrant's telephone number, including area code:  (214) 891-8600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         Title of Each Class           Name of Each Exchange on Which Registered
         -------------------           -----------------------------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of November 30, 1994, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $650,531,195 based on the closing sales price of $30 3/4 on the New York Stock Exchange.

    As of November 30, 1994, 23,094,091 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the annual meeting of the Registrant to be held during 1995 are incorporated by reference in Part III. The Registrant will file an amendment on Form 10-K/A to this Form 10-K to include Financial Statement Schedules II, VIII and X required by Part IV.

                            STERLING SOFTWARE, INC.

                               TABLE OF CONTENTS

Form 10-K Item                                                             Page
- - --------------                                                             ----

Part I.

   Item 1.  Business.......................................................   1

   Item 2.  Properties.....................................................  10

   Item 3.  Legal Proceedings..............................................  11

   Item 4.  Submission of Matters to a Vote of Security Holders............  11


Part II.

   Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters........................................................  14

   Item 6.  Selected Financial Data........................................  15

   Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................  17

   Item 8.  Financial Statements and Supplementary Data....................  24

   Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...........................................  47


Part III.

   Item 10. Directors and Executive Officers of the Registrant.............  47

   Item 11. Executive Compensation.........................................  47

   Item 12. Security Ownership of Certain Beneficial Owners and Management.  47

   Item 13. Certain Relationships and Related Transactions.................  47


Part IV.

   Item 14. Exhibits, Financial Statement Schedules and Reports on
            Form 8-K.......................................................  48

                                    PART I

ITEM 1.     BUSINESS.


GENERAL

      Sterling Software, Inc. ("Sterling," "Sterling Software," or the "Company") was founded in 198l and became a publicly owned corporation in l983. Sterling is a recognized worldwide supplier of software products and services within the electronic commerce and enterprise systems software markets and also provides technical professional services to certain sectors of the federal government. Consistent with Sterling's decentralized operating style, each major market is served by independently operated business groups which consist of divisions that focus on specific business niches within those markets. Sterling has steadily expanded its operations through internal growth and by business and product acquisitions. In July 1993, Sterling completed the acquisition of Systems Center, Inc. ("Systems Center"), a recognized leader in data communications and systems management software for approximately $156 million in a stock-for-stock acquisition.

      On November 30, 1994, Sterling completed the acquisition of KnowledgeWare, Inc. ("KnowledgeWare") for approximately $100 million in a stock-for-stock acquisition. KnowledgeWare, a leading provider of applications development software and services, is based in Atlanta, Georgia, and had revenue of $132.5 million for its fiscal year ended June 30, 1994. Following the completion of the KnowledgeWare acquisition, Sterling reorganized into five groups and eighteen divisions (see further discussion on page 7 presented under "Recent Developments").

      As of September 30, 1994, the Company was organized into the following four business groups:

      . The Electronic Commerce Group, headquartered in Columbus, Ohio, provides software and services to facilitate electronic commerce, defined by Sterling as the worldwide electronic interchange of business information. Product offerings include electronic data interchange ("EDI") software and services, data communications software and electronic payments software for financial institutions. Since 1975, Sterling has been a major provider of EDI network services, the cornerstone of electronic commerce, and Sterling is the leading EDI translation software vendor in North America.

      . The Enterprise Software Group, headquartered in Los Angeles, California, provides applications development and systems management software products for customers typically utilizing large IBM mainframe computers in conjunction with midrange computers and networks of personal computers. Sterling addresses the needs of corporations as they move to client/server computing environments through its expanded market focus, including products that operate on a variety of computer platforms and operating systems.

      . The Federal Systems Group, headquartered in San Francisco, California, provides technical professional services to the federal government under several multi-year contracts primarily in support of the National Aeronautics and Space Administration ("NASA") aerospace research projects and secure communications systems for the U.S. Department of Defense ("DoD"). Sterling Software has provided professional services to both the NASA Ames Research Center and to the DoD for over 25 years.

      . The International Group, headquartered in London, England, is the exclusive channel to international markets for all of Sterling's products. The group operates through regional divisions representing Europe, Asia/Pacific, the Americas (except the United States) and other countries throughout the world. The products are sold and supported through 25 offices in 15 countries and through trained agents and distributors.

      A large percentage of Sterling's business is recurring through annual and multi-year product support agreements generally having terms ranging from one to three years, fixed term product lease and rental agreements generally having terms ranging from month-to-month to year-to-year, short-term electronic commerce services agreements cancelable upon 30 days notice and multi-year federal contracts generally having terms ranging from one to five years but, like most federal contracts, with provisions for termination by the government for convenience or for failure to obtain funding. Recurring revenue represented 63% of the Company's total revenue in both 1994 and 1993. Sterling's customer base includes 95 of the 100 largest U.S. industrial corporations, as ranked by 1993 sales reported in Fortune Magazine, and 98 of the top l00 U.S. commercial banks, as ranked by deposits as of

December 31, 1993, in the American Banker magazine. At September 30, 1994, the Company employed approximately 3,000 persons.

      The product names used herein are registered or unregistered trademarks owned by the Company.

ELECTRONIC COMMERCE GROUP

      The Electronic Commerce Group is comprised of four divisions and provides software and services offerings to facilitate electronic commerce. Sterling is one of the leading providers of EDI network services, the cornerstone of electronic commerce, and is the leading EDI translation software provider in North America. As of September 30, 1994, the group employed approximately 800 persons.

      Sterling's Network Services Division provides over 85 software products and services under the COMMERCE family name. COMMERCE:Network combines the power of EDI, E-mail, library services and file transfer into a full-service network to handle store-and-forward data transfer. The network supports all major communications, messaging and data standards including BSC, SNA, X.25, X.400, ANSI X.12 and EDIFACT. Sterling also offers COMMERCE:Connection, a Windows-based suite of products that provides integrated access to a full range of data networking services including EDI, E-mail, file transfer and electronic libraries. During the year, Sterling released COMMERCE:Catalog, an electronic database for buyers and sellers, and COMMERCE:Interactive, a COMMERCE:Network capability that accelerates the speed of transmission for time-critical business documents. Sterling's electronic commerce training and education are provided through its COMMERCE:Institute and COMMERCE:Resource offerings. Sterling's network services are marketed into targeted vertical industries. Sterling's primary vertical industry markets include healthcare, insurance, groceries, hardlines, retail, train-truck-ship transportation, automotive, chemical and petroleum, paper and packaging, banking and government.

      Sterling's Interchange Software Division markets the group's EDI management products under the GENTRAN family name. GENTRAN:Basic, the base EDI translation product for a wide range of platforms including mainframe, midrange, UNIX and desktop platforms, translates data from internal formats into standard formats for EDI transmission and interprets incoming EDI communications back into internal formats for processing. GENTRAN:Plus adds Sterling's communications products to the GENTRAN:Basic offering. GENTRAN:Control prioritizes batch processing by trading partner and/or document and GENTRAN:Realtime provides a full set of powerful on-line translation and EDI management capabilities for critical documents requiring immediate response. Other GENTRAN products provide additional EDI management functions. GENTRAN:Dataguard provides data security through encryption/decryption and GENTRAN:Viewpoint provides increased efficiencies through exception management processing. GENTRAN:Structure incorporates application integration and audit trail functions within the EDI environment for proprietary data exchange. In August 1994, the division acquired American Business Computer Company ("ABC") which added the following new products to the GENTRAN family: GENTRAN:Excel, which provides high performance EDI processing in UNIX environments; and GENTRAN:Server, which provides sophisticated electronic commerce gateway functionality including advanced data routing, restart/recovery and exception condition monitoring.

      Sterling's Communications Software Division provides a range of data communications products under the CONNECT family name. The CONNECT family is a complete suite of integrated file transfer and communications management solutions that support a wide variety of protocols, including BSC, SNA, X.25 and TCP/IP, on a variety of operating systems and hardware platforms, including MVS, VSE, VM, TANDEM, VMS, AS/400, UNIX, MS-DOS and OS/2. The CONNECT products provide full-function automated file transfer for clients of all industry classifications. CONNECT:Direct is primarily used to move large volumes of data with a focus on high performance that normally addresses intracompany requirements. Sterling recently launched CONNECT:Direct for NetWare which similarly addresses the rapidly growing local area network market. CONNECT:Mailbox is used primarily to move information between corporations with a focus on wide connectivity. The software works independently of applications, platforms and protocols, and provides open connections throughout the network to any host, value-added network, midrange or remote workstation. CONNECT:Queue is a scheduling and workload balancing system for heterogeneous UNIX networks.

      Sterling's Banking Systems Division provides the VECTOR family of products that automate several key functions associated with check processing in major banks. The Banking Systems Division has the leadership position in the emerging market for financial EDI software for banks. The VECTOR:Connexion product allows banks to expand their cash management services to include the handling of financial EDI for corporate customers. Over 1500 VECTOR systems have been installed by approximately 500 financial institutions worldwide, including

98 of the top 100 largest U.S. banks as ranked by deposits as of December 31, 1993 in the American Banker magazine.

      Worldwide revenue from the Company's Electronic Commerce market represented 35%, 29% and 25% of the Company's revenue during 1994, 1993 and 1992, respectively.

ENTERPRISE SOFTWARE GROUP

      The Enterprise Software Group is comprised of four divisions that focus on four enterprise software niche markets: applications management, storage management, VM operations management and systems management for non-VM platforms. As of September 30, 1994, the group employed approximately 600 persons.

      The Applications Management Division markets products under the ANSWER family name that address a wide range of applications development and information management needs. ANSWER:Architect is a workstation-based tool for the planning, analysis and design of applications. ANSWER:Builder and ANSWER:Transact are applications development tools for batch and on-line environments, respectively, that operate on major IBM mainframe platforms. ANSWER:Zim is an open systems applications development tool based on the Entity-Relationship model, which includes a fully integrated 4GL-RDBMS (fourth generation language relational database management system) and a series of application development tools for multiple users and platforms. The ANSWER:Testpro product suite includes workstation-based tools that automate the testing stage of applications development for mainframe, midrange and desktop platforms. ANSWER:Journey is a tool that runs on desktop computers and interfaces with ANSWER:Results, an information management and report generation system for IBM mainframes, and other ANSWER products to create queries and reports from a variety of mainframe resident data sources.

      The Storage Management Division markets its products under the SAMS family name. The SAMS family of products gives customers the ability to manage and automate data storage across the enterprise in distributed or centralized environments. SAMS:Disk automates data management and optimizes data availability; SAMS:Allocate automates allocation control; and SAMS:Compress provides data set compression. SAMS:Vantage, SAMS:Expert and SAMS:Control are three new products that operate with Sterling's other storage management products to provide complete client/server storage management systems for the enterprise; SAMS:Vantage for IBM mainframe MVS platforms, SAMS:Expert for local area networks and SAMS:Control for centralized management of multi-platform storage management. Finally, SAMS:Save is an automated backup/restore product for desktop platforms.

      Sterling also provides a complete line of systems management tools for the VM operating system through its VM Software Division. IBM is positioning VM as a major client/server platform, and Sterling's VM software product family includes 16 systems management products to provide full-function systems management for this platform. VM:Manager is a complete package of eleven individual and closely integrated Sterling products that provides automated operations, service level management, security, recovery and storage management for the VM operating system.

      The Company's remaining systems management products are marketed by the Systems Management Division under the SOLVE family name. These products provide systems and network management functions integrating a wide range of hardware platforms. SOLVE:Netmaster automates SNA and other network management operations across a variety of enterprise platforms. SOLVE:Stat reports on the status of critical SNA network resources. SOLVE:Monitor provides a graphical user interface to SOLVE:Netmaster. SOLVE:Attach integrates network management across a number of environments including IBM, Tandem, TCP/IP and NetWare. A new release of SOLVE:Attach for NetWare was introduced this year. Also during the year, Sterling launched a new line of products for managing enterprise-wide service desk operations. SOLVE:Central is the name for the complete suite of these products comprising SOLVE:Problem for problem tracking and resolution, SOLVE:Change for managing the systems change process, SOLVE:Configuration for tracking software and hardware configuration changes and SOLVE:Asset for business management of computer assets and the services they deliver.

      Worldwide revenue from the Company's Enterprise Software market represented 41%, 45% and 48% of the Company's revenue during 1994, 1993 and 1992, respectively.

FEDERAL SYSTEMS GROUP

      The Federal Systems Group is comprised of three divisions that provide highly specialized technical professional services to sectors of the federal government, generally under multi-year contracts. Its major customers are NASA and the DoD. In 1994, Sterling began its 28th year of service to both NASA and the DoD and secured new contracts and contract renewals with estimated total revenue of approximately $43,000,000 over the next five years. Most of the contracts represent an expansion or extension of ongoing services to NASA and the DoD. Altogether, in 1994 the Federal Systems Group was working under 71 contracts, many of which are for multi-year terms.

      As of September 30, 1994, the group employed approximately 1,100 persons.

      Sterling's NASA Ames Division is an exclusive provider of scientific software support and supercomputer facilities management at the NASA Ames Research Center. The division's work includes software and support services on such research projects as airborne and space flight systems, experimental and theoretical aerodynamics, atmospheric sciences and astronomy, and data acquisition and control systems. The division also manages the Advanced Computational Facility (the supercomputer center) at NASA Ames, serving about 700 NASA scientists. Sterling is a consistent high performer at NASA Ames and, in 1994, received "excellent" award fee scores on its most significant NASA Ames contract.

      Sterling's Information Technology Division provides highly technical professional services to military and intelligence agencies, specializing in data handling, secure communications, networking and systems integration. The division supports such varied technical projects as satellite data collection and counter-terrorism, generally requiring top secret security clearances. Its computing resources include data processing facilities approved for classified operations, and substantial hardware and software configurations to support software development activities in a distributed processing environment. In 1994, the division obtained 31 new or renewed contracts, representing revenue of approximately $28,000,000 over the next five years.

      Sterling's Scientific Systems Division provides highly technical professional services to civil sectors of the federal government, particularly in scientific and engineering areas and specialty software products in advanced graphics, visualization and virtual reality. The division's contracts include project applications such as spacecraft imagery and scientific data systems to aviation research and transportation safety. Customers include the Jet Propulsion Laboratory, the NASA Lewis Research Center and the MIT Lincoln Laboratory. In 1994, the division obtained 8 new or renewed contracts, representing revenue of approximately $13,200,000 over the next five years.

      Revenue from the Federal Systems Group represented 23%, 24% and 25% of the Company's revenue during 1994, 1993 and 1992, respectively.

INTERNATIONAL GROUP

      The International Group is the exclusive channel to international markets for all Sterling products. Prior to 1993, all international sales were conducted through separate divisions within the Electronic Commerce Group (then the EDI Group) and the Enterprise Software Group (then the Systems Software Group). Sterling organized a separate group during 1993 to focus on its international expansion. The group operates through three regional divisions representing Europe, Asia/Pacific and the Americas (except the United States) and a division representing the distributors located throughout the world.

      Each division is responsible for sales, marketing and first level support of all Sterling products and services in their respective regions. The Europe Division, headquartered in London, is responsible for direct sales in the United Kingdom, France, Belgium, The Netherlands, Italy, Norway, Sweden, Germany, Switzerland and Austria and has offices in 16 European cities. The Pacific Division, headquartered in Tokyo with an office in Sydney, is responsible for direct sales in the Asia/Pacific countries. Canada is the responsibility of the Americas Division, which is headquartered in Toronto. Sterling has a separate division to manage approximately 50 agents and distributors, the Distributor Division, headquartered in London. Major distributors are located in Brazil, Japan, Italy, Korea, Spain, Taiwan and Venezuela.

      As of September 30, 1994, the group employed approximately 400 persons. In 1994, approximately 25% of Sterling's revenue came from the International Group.

PRODUCT LICENSES

      Sterling's software products are generally licensed for perpetual use or for a fixed term. Sterling typically does not sell or otherwise transfer title to its software products. The license agreements generally restrict the use of the product to designated sites or central processing units and prohibit reproduction, transfer or disclosure of the product. However, some license agreements may cover multiple sites or multiple central processing units at one site.

PRODUCT SUPPORT

      Product support is available to Sterling customers, typically in the form of annual contracts generally priced from 15% to 21% of the then current license fee. Sterling's product support contracts allow customers to receive updated or enhanced versions of Sterling's software products as they become available, as well as telephone access to Sterling's technical personnel.

SERVICES

      Sterling's services primarily include technical professional services in support of federal government contracts provided through Sterling's federal systems business and EDI network services provided through Sterling's electronic commerce business. Sterling also provides training and education in support of its products generally in the form of customer training seminars, videos and instruction materials. Sterling also has an applications management consulting department that provides applications development services to its customers.

PRODUCT DEVELOPMENT

      Sterling's product development programs in each of its businesses include the enhancement of existing products and introduction of new products based upon current and anticipated customer needs. Each division within Sterling's Electronic Commerce Group and Enterprise Software Group has its own development function. Each development lab operates as a profit center with revenues derived from intercompany royalties earned on products sold in the domestic and international markets. This management organization facilitates development cost control and focuses the development function on the customer's needs. Approximately 440 Sterling employees were engaged in product development at September 30, 1994. Gross product development costs in 1994, 1993 and 1992 were $52,392,000, $51,127,000 and $49,778,000, respectively, of which the Company capitalized $19,390,000, $23,730,000 and $24,617,000, respectively, as the cost of developing and testing new or significantly enhanced software products.

SALES AND MARKETING

      Consistent with its decentralized operating style, Sterling conducts its sales and marketing activities in multiple software divisions focused on specific product markets. Sterling sells its products and services through a combination of direct sales and telesales organizations, and in certain countries, independent agents and distributors. The use of telesales has proven effective in reaching customers at a minimal cost. Each division within the Electronic Commerce Group and Enterprise Software Group has its own U.S. sales and marketing organizations. In addition, the Company's International Group has its own sales and marketing functions to focus specifically on the international marketplace for each of Sterling's product lines. At September 30, 1994, Sterling employed approximately 430 sales representatives.

CUSTOMERS

      Sterling's customers include 95 of the 100 largest U.S. industrial corporations, as ranked by 1993 sales in Fortune magazine and 98 of the top 100 U.S. commercial banks, as ranked by deposits as of December 31, 1993, in the American Banker magazine. In the year ended September 30, 1994, agencies, branches and departments of the federal government accounted for approximately 23% of the Company's consolidated revenue. At September 30, 1994, Sterling had approximately 140 separate product license contracts and approximately 125 separate services contracts with the federal government. The acquisition of Systems Center in 1993 and the completion of the KnowledgeWare acquisition on November 30, 1994, reduce the Company's financial risk associated with a loss of the federal government as a customer such that any such loss would no longer have a material effect on the Company's results of operation and financial position.

COMPETITION

      The computer software industry is highly competitive. Sterling competes with both large companies with substantially greater resources and small specialized companies that compete in a particular geographic region or market niche. Sterling also competes with internal programming staffs of corporations and, increasingly, with hardware manufacturers.

      Some internal programming staffs of corporations are capable of developing products similar to those offered by the Company. In general, however, the Company believes that the time and costs associated with custom software development significantly exceed the time and costs required to license and install the comparable product from Sterling. Also, competition within the Company's federal business is increasing because of continued federal budget constraints and cutbacks.

      The Company anticipates that hardware manufacturers will increasingly provide operating systems that incorporate certain systems management and other enterprise software functions into the hardware. Management believes, however, that these technological advances will not have a significant impact on the Company. Sterling believes that its products will continue to be chosen by customers due to superior product functionality, reliability and technical support, ease of product installation and use, close integration between the products and customer business applications and, finally, the Company's history of success and reputation for providing quality products.

EMPLOYEES

      Sterling's business is dependent upon its ability to attract and retain qualified personnel who are in limited supply. The Company's operations could be adversely affected if it were to lose the services of a significant number of qualified employees or if it were unable to obtain additional qualified employees when needed. To attract and retain qualified personnel, the Company strives to maintain excellent employee relations, attractive office facilities and challenging working environments, and offers competitive compensation and benefits packages.

      At September 30, 1994, the Company employed approximately 3,000 persons.

TRADEMARKS AND COPYRIGHTS

      The Company has certain trademarks that are registered in the United States and various foreign countries and certain copyrights that are registered with the United States Copyright Office. In general, however, management believes that the competitive position of the Company depends primarily on the skill, knowledge and experience of Sterling's personnel and their ability to develop, market and support software products, and that its business is not materially dependent on copyright protection or trademarks. The Company believes that all of its products are of a proprietary nature and its licensing agreements generally prohibit program disclosure. It is possible, however, for product users or competitors to copy portions of the Company's products without its consent.

      Licenses for a number of software products have been granted to the Company for its own use or for remarketing to its customers. In the aggregate, these licenses are material to the business of the Company, but the loss of any one of these licenses would not materially affect the Company's results of operations or financial position.

BACKLOG

      Sterling's backlog relates principally to the uncompleted portion of multi-year professional services contracts with the federal government, including renewal options with government agencies, a portion of which is restricted by law to a term ending on the last day of the government agencies' then current fiscal year.

      Determination of the Company's backlog involves estimation, particularly with respect to customer requirements contracts and multi-year contracts of a cost-reimbursement or incentive nature. A large portion of the Company's federal government contracts is funded for one year or less and is subject to contract award, extension or expiration at different times during the year, and all of the Company's federal government contracts are subject to termination by the government. Based upon past practices, the Company believes that the contract renewal options included in existing contracts will be exercised for the full period designated in such contracts, but no assurances can be given.

      Total backlog, including contract renewal options not yet exercised, at September 30, 1994 and 1993, was $228,345,000 and $297,751,000, respectively,
99% of which related to federal government sources, primarily in the Company's Federal Systems Group. Renewal options not yet exercised included in backlog at September 30, 1994 and 1993, were $52,163,000 and $126,896,000, respectively.
Approximately $101,039,000 of the 1994 backlog is expected to be realized in the year ending September 30, 1995.

RECENT DEVELOPMENTS

      On November 30, 1994, Sterling consummated the acquisition of KnowledgeWare pursuant to the terms of an Amended and Restated Agreement and Plan of Merger dated as of August 31, 1994 (as amended, the "Merger Agreement") with SSI Corporation, a Georgia corporation and a recently organized wholly owned subsidiary of Sterling ("Merger Sub"), and KnowledgeWare. In connection with the acquisition, which was accounted for as a purchase, Sterling issued approximately 2,421,000 shares of the Company's $0.10 par value Common Stock (the "Common Stock") and reserved approximately 257,700 shares of Common Stock for issuance upon exercise of KnowledgeWare's options and warrants. Of the 2,421,000 shares of Common Stock issued by Sterling, approximately 484,200 shares were placed in escrow (the "Escrowed Shares") to cover certain losses that may result in connection with any pending or threatened litigation, action, claim, proceeding, dispute or investigation ("Actions") (including amounts paid in settlement) for which Sterling is entitled to indemnification pursuant to the terms of the Merger Agreement. See further discussion on page 21 presented under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      In connection with its KnowledgeWare acquisition, Sterling reorganized into five groups and 18 divisions. A new group, Applications Management, consisting of three divisions, was established to focus exclusively on the applications management market. The two product divisions, Applications Development and Applications Engineering, address two key needs in applications management--the need to develop new applications and the need to revitalize existing applications. Consulting services are provided through the third division to ensure that customers are successful using Sterling's applications management products.

      Additionally, Sterling's $100 million international business was combined with KnowledgeWare's, which was almost half that size, resulting in a much larger international business. To accommodate this growth, the group was reorganized into five divisions.

      Finally, Sterling created a new Systems Management Group, consisting of three former Enterprise Software Group divisions. The Electronic Commerce Group and the Federal Systems Group remained essentially unchanged.

   The five groups and 18 divisions are:

      Electronic Commerce Group             Applications Management Group        Systems Management Group
      -------------------------             -----------------------------        ------------------------
      Network Services Division             Applications Development Division    Operations Management Division
      Interchange Software Division         Applications Engineering Division    Storage Management Division
      Communications Software Division      Consulting Services Division         VM Software Division
      Banking Systems Division

      Federal Systems Group                 International Group
      ---------------------                 -------------------
      NASA Ames Division                    Northern Europe Division
      Information Technology Division       Central Europe Division
      Scientific Systems Division           Southern Europe Division
                                            Pacific Division
                                            Distributor Division

      The following table reflects the changes to certain of Sterling's product names and the new products added as a result of the KnowledgeWare acquisition. The changes are effective as of December 1, 1994:

   -------------------------------------------------------------------------------------------------------------
      New Product Name                                   Former Product Name
                                  ------------------------------------------------------------------------------
                                       Sterling                                   KnowledgeWare
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Advise
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Analyze
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Client
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Construct
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Coordinate
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Deliver
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Design
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Document
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Guide
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Insight
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Model
   -------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------
      New Product Name                                   Former Product Name
                                  ------------------------------------------------------------------------------
                                       Sterling                                   KnowledgeWare
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Objectview
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Plan
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Rapid
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Rochade
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Team
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Utilities
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Workgroup
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Builder
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Comparex
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Data
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Flashpoint
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Improve
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Inform
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Inquiry
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Integrate
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Journey
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Legacy
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Results
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Testpro
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Transfer
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Ability
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Assess
   -------------------------------------------------------------------------------------------------------------
    ACHIEVE:Rekey
   -------------------------------------------------------------------------------------------------------------
    KEY:Advise                                           ForeSight Hypermedia
   -------------------------------------------------------------------------------------------------------------
    KEY:Analyze                                          ADW Analysis Workstation
   -------------------------------------------------------------------------------------------------------------
    KEY:Client                                           ObjectView Enterprise Model Connection
   -------------------------------------------------------------------------------------------------------------
    KEY:Construct                                        ADW Construction Workstation
   -------------------------------------------------------------------------------------------------------------
    KEY:Coordinate                                       ADW Workgroup Manager
   -------------------------------------------------------------------------------------------------------------
    KEY:Deliver                                          ObjectView Enterprise Model Connection plus ADW
                                                         Construction Workstation plus ADW Design Workstation
   -------------------------------------------------------------------------------------------------------------
    KEY:Design                                           ADW Design Workstation
   -------------------------------------------------------------------------------------------------------------
    KEY:Document                                         ADW Document Workstation
   -------------------------------------------------------------------------------------------------------------
    KEY:Guide                                            Foresight
   -------------------------------------------------------------------------------------------------------------
    KEY:Insight                ANSWER:Cabe
   -------------------------------------------------------------------------------------------------------------
    KEY:Model                                            ForeSight Hypermedia plus ADW Analysis Workstation
                                                         plus ADW Planning Workstation plus ADW Workgroup
                                                         Coordinator
   -------------------------------------------------------------------------------------------------------------
    KEY:Objectview                                       ObjectView
   -------------------------------------------------------------------------------------------------------------
    KEY:Plan                                             ADW Planning Workstation
   -------------------------------------------------------------------------------------------------------------
    KEY:Rapid                                            ADW RAD Workstation
   -------------------------------------------------------------------------------------------------------------
    KEY:Rochade                                          ROCHADE
   -------------------------------------------------------------------------------------------------------------
    KEY:Team                                             ADW Workgroup Coordinator
   -------------------------------------------------------------------------------------------------------------
    KEY:Utilities                                        ADW Toolset Utilities
   -------------------------------------------------------------------------------------------------------------
    KEY:Workgroup                                        ForeSight Hypermedia plus ADW Analysis Workstation
                                                         plus ObjectView Enterprise Model Connection plus ADW
                                                         Planning Workstation
   -------------------------------------------------------------------------------------------------------------
    VISION:Builder             ANSWER:Builder
   -------------------------------------------------------------------------------------------------------------
    VISION:Comparex            ANSWER:Comparex
   -------------------------------------------------------------------------------------------------------------
    VISION:Data                                          ClearAccess
   -------------------------------------------------------------------------------------------------------------
    VISION:Flashpoint                                    Flashpoint
   -------------------------------------------------------------------------------------------------------------
    VISION:Improve                                       Legacy Workbench plus NorthStar
   -------------------------------------------------------------------------------------------------------------
    VISION:Inform              ANSWER:Inform
   -------------------------------------------------------------------------------------------------------------
    VISION:Inquiry             ANSWER:Inquiry
   -------------------------------------------------------------------------------------------------------------
    VISION:Integrate                                     ClearAccess plus Flashpoint
   -------------------------------------------------------------------------------------------------------------
    VISION:Journey             ANSWER:Journey
   -------------------------------------------------------------------------------------------------------------
    VISION:Legacy                                        Legacy Workbench
   -------------------------------------------------------------------------------------------------------------
    VISION:Results             ANSWER:Results
   -------------------------------------------------------------------------------------------------------------
    VISION:Testpro             ANSWER:Testpro
   -------------------------------------------------------------------------------------------------------------
    VISION:Transfer                                      NorthStar
   -------------------------------------------------------------------------------------------------------------

      Since August 30, 1994, a number of Actions have been filed against KnowledgeWare and certain of its former officers and directors alleging violations of securities laws. On December 18, 1991, a complaint (the "1991 Class Action") was filed in the United States District Court for the Northern District of Georgia, Atlanta Division which consolidated and amended several class action lawsuits previously filed against KnowledgeWare in October 1991. The 1991 Class Action was a class action lawsuit alleging violations of Sections 20 and 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 under the Exchange Act. In summary, the complaint alleged KnowledgeWare misrepresented or failed to disclose material facts which would have a material adverse impact on KnowledgeWare or approved such misrepresentations and omissions. The complaint sought compensatory damages and reimbursements for the plaintiffs' fees and expenses. On January 26, 1994, KnowledgeWare entered into and the District Court preliminarily approved a stipulation of settlement of the 1991 Class Action (the "Settlement Agreement"). By entering into the settlement, KnowledgeWare did not admit the allegations in the suit and, to the contrary, denied any wrongdoing. The Settlement Agreement, which received final court approval in April 1994, required a cash payment of $1,750,000, all of which was paid by KnowledgeWare's insurance carrier, and the issuance by KnowledgeWare of warrants (the "Warrants") to purchase an aggregate of 500,000 shares of KnowledgeWare Common Stock at a price of $17.50 per share. The Warrants are exercisable for a period of three years from June 9, 1994 (the date of issuance). On August 30, 1994, the plaintiffs in the 1991 Class Action filed a "Motion to Enforce Stipulation of Settlement for Temporary Injunction of Merger and for Damages Resulting from Fraud" (the "Motion"). In the Motion, the plaintiffs allege that the proposed business combination between KnowledgeWare and Sterling and an announcement by KnowledgeWare that it modified its accounting policy for revenue recognition and restated financial results for the first three quarters of fiscal year 1994 resulted in a substantially reduced value of the Warrants available to the plaintiffs under the Settlement Agreement. Accordingly, the plaintiffs moved the District Court for a decree of specific performance of the terms of the Settlement Agreement entailing the delivery of new warrants of equivalent value to the original value of the Warrants, and for a preliminary injunction of the consummation of any business combination between KnowledgeWare and Sterling, pending compliance by KnowledgeWare with the terms of the Settlement Agreement. Alternatively, the plaintiffs moved for a declaration that the Warrant Agreement set forth in the Settlement Agreement was the product of fraud and for an award to the plaintiffs of the appropriate measure of damages. The plaintiffs have subsequently filed a motion requesting the withdrawal of their request for the preliminary injunction.

      On August 30 and 31, 1994, and September 12, 22 and 23, 1994, eight lawsuits were filed against KnowledgeWare and certain of its officers in the United States District Court for the Northern District of Georgia, Atlanta Division (the "1994 Class Action Suits"). Each of the 1994 Class Action Suits is purportedly a class action lawsuit on behalf of KnowledgeWare stockholders alleging violations of Sections 20 and 10(b) of the Exchange Act, and Rule 10b-5 under the Exchange Act. The alleged factual basis underlying the 1994 Class Action Suits and the relief sought therein is the plaintiffs' allegations that KnowledgeWare and the individual defendants actively misrepresented or failed to disclose the actual financial condition of KnowledgeWare throughout fiscal year 1994 and that the value of KnowledgeWare Common Stock was artificially inflated as a result of such misrepresentations or failures to disclose. Each of the 1994 Class Action Suits seeks compensatory damages and reimbursement for the plaintiffs' fees and expenses.

      On September 9, 1994, a lawsuit was filed against KnowledgeWare and certain of its officers in the Southern District of Iowa, Central Division (the "Ecta Suit"). The Ecta Suit is a lawsuit alleging violations of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act, Section 12(2) of the Securities Act of 1933, as amended, violation of the Iowa Blue Sky Laws (Iowa Stat. Ann (S)502.502), fraud and breach of contract. The alleged factual basis underlying the Ecta Suit arises in connection with the purchase by KnowledgeWare of substantially all of the assets of ClearAccess Corporation (now known as Ecta Corporation) and Fairfield Software, Inc. (now known as Fairfield Development, Inc.) pursuant to an Asset Purchase Agreement dated May 26, 1994 (the "Acquisition Agreement"). The plaintiffs allege that KnowledgeWare and the individual defendants misrepresented or failed to disclose the actual financial condition of KnowledgeWare, that the value of KnowledgeWare Common Stock was artificially inflated as a result of such misrepresentations or failures to disclose and that KnowledgeWare has breached certain warranties, representations and covenants made in the Acquisition Agreement. The Ecta Suit seeks compensatory damages, rescission of the Acquisition Agreement and/or the sale of KnowledgeWare's securities issued pursuant thereto, punitive damages, prejudgment interest, and reimbursement of attorneys' fees and costs.

   KnowledgeWare has received informal requests for information from the Staff of the Securities and Exchange Commission as to which persons and entities had knowledge of the negotiations between KnowledgeWare and Sterling prior to the initial public announcement of the proposed merger on August 1, 1994, and as to the circumstances with respect to the restatement by KnowledgeWare of financial results for the first three quarters of fiscal 1994.

      On October 27, 1994, KnowledgeWare received a letter on behalf of certain persons (the "Investors") who purchased shares of KnowledgeWare Common Stock pursuant to a stock purchase agreement between the Investors and KnowledgeWare dated January 26, 1994. The Investors assert that in light of, among other things, KnowledgeWare's announcement on September 1, 1994 and KnowledgeWare's other public statements disclosing its restatement of its financial statements for the first, second and third quarters of fiscal 1994, it is the position of the Investors that KnowledgeWare is in breach of the representations and warranties it made to the Investors in the stock purchase agreement and seek to recover damages in the amount of approximately $9.5 million, representing the difference between the aggregate purchase price the Investors paid for their KnowledgeWare Common Stock and the aggregate price for which they sold those shares.

      A shareholder derivative action was filed in the United States District Court for the Northern District of Georgia, Atlanta Division on November 14, 1994 against the directors and certain officers of KnowledgeWare and against KnowledgeWare as a nominal defendant (the "Suit"). The case is styled as follows: Howard Lasker v. Francis A. Tarkenton, Donald L. Addington, Richard M. Haddrill, Sam A. Brooks, P.E. Sadler, J. Williams Scruggs, Rick W. Gossett, (Defendants) and KnowledgeWare, Inc., Nominal Defendant. The complaint alleges that plaintiff Lasker is, and at all relevant times was, a KnowledgeWare stockholder and that he has brought the Suit derivatively in the right and for the benefit of KnowledgeWare. The complaint alleges that the individual defendants failed to exercise reasonable diligence and due care and acted in a deliberate, reckless, or grossly negligent fashion in performing their responsibilities, in failing properly to monitor the accuracy of KnowledgeWare's disclosures, and in failing to have proper internal controls to monitor collectibility of receivables and to reserve properly for doubtful accounts. The Suit seeks an award of damages from the individual defendants in favor of KnowledgeWare in an amount in excess of at least $50,000 in addition to reimbursement of the plaintiff's costs and disbursements of pursuing the complaint. The complaint also alleges that KnowledgeWare would not pursue this action directly because it would lose the benefit of its insurance coverage, if any; that recovery under such an insurance policy would be more beneficial to KnowledgeWare than pursuit of personal assets, if any, of the KnowledgeWare directors; and that the individual defendants who authorized the purchase of such insurance coverage have created an asset (potential recovery under the insurance policy) which cannot be realized for the benefit of KnowledgeWare except by a derivative action pursued by a KnowledgeWare stockholder such as plaintiff.

      Sterling is entitled to indemnification, to be satisfied exclusively from the Escrowed Shares, concerning certain Actions pending as of the date of the Merger Agreement or thereafter arising, including Actions arising out of violations or alleged violations of securities laws, but excluding any Actions arising out of the ordinary course of business transactions, Actions brought by current or former employees with respect to their employment or termination thereof and certain other Actions. If any of the Actions described above result in losses (including amounts paid in settlement) to KnowledgeWare, Merger Sub or Sterling, such losses will result in a claim for indemnification to be satisfied from the Escrowed Shares.

ITEM 2.  PROPERTIES.

      The Company leases offices and facilities in or near approximately 50 cities in the United States, Canada and other countries. Major U.S. facilities are located in the following metropolitan areas: Los Angeles, Palo Alto, San Francisco, Sacramento and San Bernardino, California; Cleveland and Columbus, Ohio; Omaha, Nebraska; New York City and Rome, New York; Washington, D.C.; Detroit, Michigan; and Dallas, Texas. The Company's major international facilities are located in London and Reading, England; Paris, France; Montreal, Toronto and Ottawa, Canada; Duesseldorf, Germany; Brussels, Belgium; Nieuwegein, The Netherlands; Stavanger and Oslo, Norway; Kista, Sweden; Tokyo, Japan; Sydney and Melbourne, Australia; Turin, Italy; and Tefen, Israel. The Company believes that its facilities are adequate for its immediate needs and that additional or substitute space is available if needed to accommodate expansion.

      In connection with the acquisition of KnowledgeWare, Inc., effective December 1, 1994, the Company also leases a major facility in Atlanta, Georgia and leases 22 international sales offices in Australia, Austria, Belgium, France, Germany, Hong Kong, Italy, The Netherlands, Portugal, Sweden, Denmark, Norway, Finland, Spain, Switzerland and the United Kingdom.

ITEM 3.  LEGAL PROCEEDINGS.


      The Company is subject to certain legal proceedings and claims that arise in the conduct of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, net of applicable reserves, will not materially affect the financial condition or results of operations of the Company.

      In addition, KnowledgeWare is subject to certain legal proceedings and claims, as described under "Business-Recent Developments." Sterling cannot presently estimate the amount of losses that will result in connection with such Actions because such Actions have only recently been filed and discovery has just commenced in some matters and has not commenced in others.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS

                NAME                 AGE                        POSITION
      -----------------------      -------   ------------------------------------------------------
      Sam Wyly                      60       Chairman of the Board and Director
      Charles J. Wyly, Jr.          61       Vice Chairman of the Board and Director
      Sterling L. Williams          51       President, Chief Executive Officer and Director
      Warner C. Blow                57       Executive Vice President
      George H. Ellis               45       Executive Vice President and Chief Financial Officer
      Werner L. Frank               65       Executive Vice President, Business Development
      M. Gene Konopik               51       Executive Vice President
      Edward J. Lott                65       Executive Vice President
      Jeannette P. Meier            47       Executive Vice President, Secretary and General Counsel
      Phillip A. Moore              52       Executive Vice President, Technology and Director
      William D. Plumb              56       Executive Vice President
      A. Maria Smith                52       Executive Vice President
      Clive A. Smith                40       Executive Vice President
      Geno P. Tolari                51       Executive Vice President
      Richard Connelly              43       Vice President, Controller
      Vicki L. Hill                 43       Vice President, Treasurer
      Albert K. Hoover              34       Vice President, Assistant General Counsel
      Jim Jenkins                   41       Vice President, Tax
      Anne Vahala                   34       Vice President, Investor Relations

      Sam Wyly co-founded Sterling Software in 1981 and has served as Chairman of the Board and a director since its formation. In 1963, Mr. Wyly founded University Computing Company, a computer software and services company, and served as President or Chairman from 1963 until 1979. Mr. Wyly co-founded Earth Resources Company, an oil refining and silver and gold mining company, and served as its Executive Committee Chairman from 1968 to 1980. Mr. Wyly and his brother, Charles J. Wyly, Jr., bought the 20 restaurant Bonanza Steakhouse chain in 1967. It grew to approximately 600 restaurants by 1989, during which time he served as Chairman. Mr. Wyly currently serves as Chairman of Michaels Stores, Inc., a specialty retail chain, and as President of Maverick Capital, Ltd., an investment fund management company. Sam Wyly is the father of Evan A. Wyly, a director of Sterling.

      Charles J. Wyly, Jr. co-founded Sterling Software in 1981 and has served as a director since its formation. Effective November 1984, Mr. Wyly was elected Vice Chairman of the Board. Mr. Wyly served as an officer and director of University Computing Company from 1964 to 1975, including President from 1969 to 1973. Mr. Wyly and his brother, Sam Wyly, founded Earth Resources Company and Charles J. Wyly, Jr. served as Chairman of the Board from 1968 to 1980. Mr. Wyly served as Vice Chairman of the Bonanza Steakhouse chain from 1967 to 1989. Mr. Wyly currently serves as Vice Chairman of the Board of Michaels Stores, Inc. and as Chairman of Maverick Capital, Ltd. Charles J. Wyly, Jr. is the father-in-law of Donald R. Miller, Jr., a director of Sterling.

      Sterling L. Williams co-founded Sterling Software in 1981 and has served as President, Chief Executive Officer and a director of Sterling Software since its formation. Mr. Williams also currently serves as a director of Cimage Corporation, a privately held provider of document management systems, and INPUT, an information technology market research company.

      Warner C. Blow has served as Executive Vice President of Sterling Software since October 1989, prior to which he served as Senior Vice President since November 1986. Since July 1993, Mr. Blow has served as President of the Electronic Commerce Group. From October 1990 until July 1993, Mr. Blow served as President of Sterling Software's former EDI Group and prior to October 1990 he served as President of Sterling Software's former Applications Software Group.

      George H. Ellis has served as Executive Vice President of Sterling Software since July 1993, Chief Financial Officer since February 1986 and Treasurer since December 1, 1994. Prior to July 1993, Mr. Ellis also served as Senior Vice President of Sterling Software.

      Werner L. Frank has served as Executive Vice President, Business Development of Sterling Software since December 1, 1994. From July 1993 until December 1, 1994, Mr. Frank served as Executive Vice President of Sterling Software and President of Sterling Software's former Enterprise Software Group. From 1985 until July 1993, Mr. Frank served as President of Sterling Software's former Systems Software Group.

      M. Gene Konopik has served as Executive Vice President of Sterling Software and President of Sterling Software's Federal Systems Group since December 1994. From July 1993 until December 1994, Mr. Konopik served as the President of Sterling Software's Information Technology Division and prior to July 1993 he served as the President of the former Intelligence and Military Division of Sterling Software.

      Edward J. Lott served as Executive Vice President of Sterling Software from October 1984 until November 30, 1994. From November 1988 until
November 30, 1994, Mr. Lott was Executive Vice President in charge of mergers and acquisitions. From 1985 until November 1988, Mr. Lott served as President of Sterling Software's former Financial Software Group. Effective December 1, 1994, Mr. Lott became a Special Assistant to the President of Sterling Software and is no longer deemed an executive officer of Sterling Software.

      Jeannette P. Meier has served as Executive Vice President of Sterling Software since July 1993 and has served as General Counsel and Secretary since 1985. Prior to July 1993, Ms. Meier also served as Senior Vice President of Sterling Software.

      Phillip A. Moore co-founded Sterling Software in 1981 and has served as a director since such time and as Executive Vice President, Technology since July 1993. Prior to July 1993, Mr. Moore served as Senior Vice President, Technology of Sterling Software.

      William D. Plumb has served as Executive Vice President of Sterling Software since July 1993 and served as President of the International Group of Sterling Software from July 1993 until October 1994. From July 1992 until July 1993, Mr. Plumb served as President of Sterling Software's former Ordernet Services International Division and from 1985 until July 1992 he served as President of Sterling Software's former Ordernet Services Division.

      A. Maria Smith has served as Executive Vice President of Sterling Software and President of Sterling Software's new Applications Management Group since December 1994. From July 1993 until December 1994, Ms. Smith served as President of Sterling Software's former Systems Management Division and prior to July 1993 she served as President of the former Systems Software Marketing Division of Sterling Software.

      Clive A. Smith has served as Executive Vice President of Sterling Software since December 1994 and President of Sterling Software's International Group since October 1994. From July 1993 until October 1994, Mr. Smith served as the President of Sterling Software's former Europe Division and from September 1990 until July 1993 he served as the President of the former International Division of Sterling Software. Prior to September 1990, Mr. Smith served as European Director for Execucom Systems Corporation.

      Geno P. Tolari has served as Executive Vice President of Sterling Software since March 1990, prior to which he served as Senior Vice President since November 1986. Mr. Tolari has also served as President of Sterling Software's Systems Management Group since December 1, 1994 and he served as the President of the Federal Systems Group of Sterling Software from October 1985 until December 1994.

      Richard Connelly has served as Vice President, Controller of Sterling Software since July 1993. From October 1992 until July 1993 Mr. Connelly served as Corporate Controller and from June 1987 until October 1992 he served as Director of Accounting of Sterling Software.

      Vicki L. Hill served as Vice President, Treasurer of Sterling Software from July 1993 until November 30, 1994. From 1986 until July 1993, Ms. Hill served as Treasurer of Sterling Software. Effective December 1, 1994, Ms. Hill became Vice President, Finance and Administration for the Central Europe Division of Sterling Software and is no longer deemed an executive officer of Sterling Software.

      Albert K. Hoover has served as Vice President of Sterling Software since May 1994 and Assistant General Counsel of Sterling Software since June 1990. From October 1988 until June 1990 he was associated with the law firm Gibson, Dunn & Crutcher.

      Jim Jenkins has served as Vice President, Tax of Sterling Software since May 1994. From May 1986 until May 1994 he served as Director of Tax.

      Anne Vahala has served as Vice President, Investor Relations of Sterling Software since July 1993. From August 1992 until July 1993, Ms. Vahala served as Director, Investor Relations and prior to August 1992 she served as Senior Financial Analyst of Sterling Software.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


      The Company's $0.10 par value Common Stock (the "Common Stock") has been traded on the New York Stock Exchange since March 28, 1990, under the symbol SSW. Prior to that time, the Common Stock was traded on the American Stock Exchange since May 4, 1983. The high and low closing prices for the Common Stock for the periods indicated are set forth below.

                                              PRICE RANGE
                                         ----------------------
                                            HIGH        LOW
                                         ----------  ----------
      Year Ended September 30, 1994:
        Quarter Ended:
          December 31, 1993..............  $33 1/2    $    24
          March 31, 1994.................  $34 1/2    $    28
          June 30, 1994..................  $34 1/4    $27 1/8
          September 30, 1994.............  $31 5/8    $25 3/8


      Year Ended September 30, 1993:
        Quarter Ended:
          December 31, 1992..............  $22 3/8    $15 1/2
          March 31, 1993.................  $24 3/8    $19 3/8
          June 30, 1993..................  $23 3/8    $17 5/8
          September 30, 1993.............  $    24    $    19

      At November 30, 1994, the Company had approximately 1,500 common stockholders of record.

      The Company did not pay dividends on its Common Stock during the three fiscal years ended September 30, 1994. The terms of the Company's Series B Junior Preferred Stock ("Junior Preferred Stock") prohibit the payment of dividends on the Common Stock whenever quarterly dividends on the Junior Preferred Stock are in arrears.

ITEM 6.  SELECTED FINANCIAL DATA.


      The following selected financial data should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

                                                                  YEARS ENDED SEPTEMBER 30
                                              --------------------------------------------------------------
                                                     1994        1993        1992        1991       1990
                                                ------------  ----------  ----------  ----------  ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
      Operating data (1):
        Revenue.................................    $473,393    $416,114    $378,396    $333,381    $278,301
        Cost of sales...........................     171,745     172,105     162,592     141,436     132,680
        Product development and enhancement.....      33,002      27,397      25,161      24,545      18,493
        Selling, general and administrative.....     173,112     170,180     167,590     149,728     116,217
        Restructuring charges (2)...............           -      91,260      11,515      23,085           -
        Income (loss) before extraordinary
         item and cumulative effect of a change
         in accounting principle................      58,339     (32,847)     (5,182)     (2,407)      2,051
        Income (loss) applicable to common
         stockholders...........................      58,143     (38,106)     (6,656)     (5,700)          -

        Average common shares outstanding.......      19,812      17,507      15,496      11,763      11,606

        Per common share data:
         Income (loss) before extraordinary
          item and cumulative effect of a
          change in accounting principle:
           Primary..............................    $   2.54    $  (1.93)   $   (.43)   $   (.52)   $   (.09)
           Fully diluted........................    $   2.31       (1.93)       (.43)       (.52)       (.09)
         Income (loss) before cumulative effect
          of a change in accounting principle:
           Primary..............................    $   2.54       (2.02)       (.43)       (.48)          -
           Fully diluted........................    $   2.31       (2.02)       (.43)       (.48)          -
         Net income (loss):
           Primary..............................    $   2.54       (2.18)       (.43)       (.48)          -
           Fully diluted........................    $   2.31       (2.18)       (.43)       (.48)          -

                                                                          SEPTEMBER 30
                                              --------------------------------------------------------------
                                                    1994         1993        1992        1991        1990
                                                ------------  ----------  ----------  ----------  ----------
                                                                         (IN THOUSANDS)
      Balance sheet data (1):
        Working capital.........................    $125,159    $ 53,668    $ 37,793    $ 32,402    $ 28,885
        Total assets............................     488,773     402,266     347,484     330,499     319,944
        Long-term debt..........................     115,932     117,532      80,743      84,833      95,990
        Other noncurrent liabilities............      25,018      22,351      13,420      16,085       8,549
        Stockholders' equity....................     175,804      97,697     117,565     108,468     102,093

________________
(1) In August 1994, Sterling Software, Inc. ("Sterling") acquired American Business Computer Company ("ABC") in a merger accounted for as a pooling of interests. Sterling's consolidated financial statements have been retroactively adjusted to include the results of ABC for all periods presented. See Note 2 of Notes to Consolidated Financial Statements.

(2) The 1993 restructuring charges reflect the cost of combination of Sterling and Systems Center, Inc. ("Systems Center") including transaction costs and charges relating to the elimination of duplicate facilities and equipment, severance costs and the write-off of costs related to certain software products not actively marketed by the Company. The 1992 restructuring charges include severance and other costs related to System Center's reduction in workforce, elimination of duplicate facilities and the sale of certain AS/400 and UNIX utility products. The 1991 restructuring charges reflect a write-down by Systems Center of certain purchased computer software costs based on a revaluation of the products in light of changes in market conditions and increased competition, as well as severance costs and costs associated with elimination of certain management positions and duplicate functions resulting from previous business acquisitions. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MERGER WITH AMERICAN BUSINESS COMPUTER COMPANY

      On August 1, 1994, Sterling Software Inc. ("Sterling" or the "Company") acquired all the outstanding common stock of American Business Computer Company ("ABC"), a Michigan corporation based near Detroit, Michigan, which developed, marketed and supported UNIX-based electronic data interchange products, including products that provide sophisticated electronic commerce gateway functionality. The merger has been accounted for as a pooling of interests and, accordingly, Sterling's financial statements have been retroactively adjusted to include the results of ABC for all periods presented.

MERGER WITH SYSTEMS CENTER, INC.

      In July 1993, Sterling acquired all of the outstanding common stock and preferred stock of Systems Center, Inc. ("Systems Center"), a recognized leader in data communications and systems management software which developed, marketed and supported systems software products, for approximately $156 million in a merger (the "SCI Merger") accounted for as a pooling of interests and, accordingly, Sterling's financial statements were retroactively adjusted to include the results of Systems Center for all periods presented, including adjustments for the conforming of accounting policies.

      In connection with the SCI Merger, on July 1, 1993, approximately $2,177,000 of preferred dividends and $699,000 of interest was paid on the Systems Center Series A 9% Convertible Redeemable Preferred Stock ("Systems Center Preferred Stock"), which dividends were in arrears. Additionally, subsequent to the closing of the SCI Merger, Systems Center repaid the amounts outstanding under its revolving line of credit of approximately $30,337,000. The Company incurred a non-recurring charge to operations in the fourth quarter of 1993 of $91,260,000 to reflect the combination of Sterling and Systems Center, including charges related to the elimination of duplicate facilities, severance costs, the write-off of certain intangibles, property and equipment and certain transaction costs. Since September 30, 1993, there has been no significant increase in operating expenses as a result of the SCI Merger. Of the total restructuring charge of $91,260,000, approximately $21,348,000 was non-cash and the remaining $69,912,000 required cash outlays. Cash of approximately $30,700,000 was expended prior to September 30, 1993 and approximately $26,600,000 was expended in 1994. Future cash expenditures related to the restructuring, the majority of which relate to the elimination of duplicate facilities, are accrued and are anticipated to be made from cash generated from operations.

RESULTS OF OPERATIONS

      The results of the International Group are included in the Enterprise Software Group ("ESG") and Electronic Commerce Group ("ECG") for management's discussion and analysis of financial condition and results of operations.

      1994 Compared to 1993

      Total revenue increased $57,279,000, or 14%, in 1994 over 1993 due to sales increases in all three of the Company's markets. The Company's recurring revenue includes revenue recurring through annual and multi-year product support agreements generally having terms ranging from one to three years, fixed term product lease and rental agreements generally having terms ranging from month-to-month to year-to-year, short-term electronic commerce services agreements cancelable upon 30 days notice and multi-year federal contracts generally having terms ranging from one to five years but, like most federal contracts, with provisions for termination by the government for convenience or for failure to obtain funding. Recurring revenue increased $36,521,000, or 14%, in 1994 over 1993 and represented 63% of total revenue in both 1994 and 1993. ESG revenue increased $8,370,000, or 5%, on the strength of a $3,705,000, or 4%, increase in product revenue and a $4,945,000, or 6%, increase in product support revenue. All four ESG product lines, storage management, applications management, systems management and VM software, increased revenue in 1994 over 1993. The introduction of a new storage management product, price increases for certain products and an increase in the installed customer base were the primary reasons for the ESG revenue growth. ECG revenue increased $42,765,000, or 35%, on the strength of a $15,223,000, or 40%, increase in network services revenue, a $20,863,000, or 43%, increase in product revenue and a $6,679,000, or 20%, increase in product support revenue. The increase in network services revenue was primarily due to an increase in the customer base primarily in the hardlines, grocery, retail, manufacturing and healthcare industries, increases in the network processing volume for existing customers and increases in network processing fees. The number of network customers grew by approximately 2,075, placing the total network customers at September 30, 1994, at approximately 9,475. The three ECG product lines, communications software, banking systems and interchange software, each had revenue growth in product and product support revenue due to new customers, certain product price increases and a continuing expansion of the installed customer base for product support revenue. Federal Systems Group ("FSG") revenue increased $6,177,000, or 6%, in 1994 over 1993, due to higher contract billings in the NASA Ames, Information Technology and Scientific Systems divisions.

      Revenue in the United States was $350,587,000 in 1994, representing an increase of $45,589,000, or 15%, over 1993 and revenue from outside of the United States was $122,806,000 in 1994, representing a $11,690,000, or 11%, increase over 1993. The Company expects revenue from outside of the United States to continue to constitute a significant percentage of its revenue. The net impact of changes in foreign currency rates on revenue from outside of the United States was not significant.

      Total costs and expenses decreased $83,083,000, or 18%, in 1994 over 1993. In 1993, total costs and expenses included restructuring charges of $91,260,000 for Sterling's restructuring resulting from the acquisition of Systems Center. The components of the 1993 restructuring charges were the following:

                                                                    1993
                                                               -------------
      Severance and transition costs                             $26,296,000
      Elimination of duplicate facilities and equipment           32,175,000
      Write-offs of software products not actively marketed       13,462,000
      Transaction costs related to the SCI Merger                 15,864,000
      Other                                                        3,463,000
                                                               -------------
                                                                 $91,260,000
                                                               =============

      Total cost of sales decreased $360,000; cost of sales services increased commensurate with the increase in services revenue, but the increase was offset primarily by decreased cost of sales products and product support as a percentage of the related revenue. The decrease relates to lower costs associated with technical support personnel as a result of the 1993 restructuring and, to a lesser extent, to decreased depreciation and amortization in cost of sales products and product support. Cost of sales includes $25,936,000 and $26,626,000 of depreciation and amortization in 1994 and 1993, respectively. Amortization of capitalized software development costs increased $5,138,000, or 42%, and amortization of intangible assets and depreciation of property and equipment increased $46,000, or 1%. These increases were offset by a decline of $5,561,000, or 68%, in the amortization of purchased software due to the full amortization of purchased software and the write-off of certain software in the fourth quarter of 1993 as a result of the SCI Merger, coupled with a decline of $313,000, or 11%, in the amortization of the excess costs over net assets of businesses acquired. Product development expense for 1994 of $33,002,000, net of $19,390,000 of amounts capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed ("FAS No. 86") increased $5,605,000, or 20%, compared to 1993 product development expense of $27,397,000, net of $23,730,000 of amounts capitalized pursuant to FAS No. 86. The increase is primarily due to the decrease in the capitalization of software development costs and, to a lesser extent, to increased gross product development expense. Product development expense and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects which are in process. Selling, general and administrative expenses increased $2,932,000, or 2%, which is significantly less than the 14% increase in revenue, primarily due to decreased headcount as a result of the reduction in workforce in the fourth quarter of 1993.

      Income before income taxes, extraordinary item and cumulative effect of a change in an accounting principle was $92,601,000 in 1994 as compared to a loss of $47,830,000 in 1993. Excluding the restructuring charges of $91,260,000 in 1993, income before income taxes, extraordinary item and cumulative effect of a change in an accounting principle increased $49,171,000 primarily due to higher operating profits in ESG, up 60%, ECG, up 96%, and FSG, up 15%, in 1994 over 1993, respectively. Also contributing to this increase was a decrease of $1,091,000, or 14%, in interest expense primarily for interest accrued in 1993 on the unpaid dividends on previously outstanding Systems Center Preferred Stock.

      Pursuant to the SCI Merger, Systems Center Preferred Stock was converted into the right to receive Common Stock. As a result, preferred stock dividends declined $808,000 in 1994 over 1993.

      1993 Compared to 1992

      Total revenue increased $37,718,000, or 10%, in 1993 over 1992 due to sales increases in all three of the Company's markets. Recurring revenue increased $25,267,000, or 11%, in 1993 over 1992 and represented 63% of total revenue in both 1993 and 1992. ESG revenue increased $5,738,000, or 3%, on the strength of a $2,851,000, or 3%, increase in product revenue and a $2,308,000, or 3%, increase in product support revenue. All four ESG product lines, storage management, applications management, systems management and VM software, increased revenue in 1993 over 1992. Increases in new customers, some product price increases and an increase in the installed customer base were the primary reasons for the ESG revenue growth, offset by the impact of generally weaker foreign currency versus the United States dollar. ECG revenue increased $27,696,000, or 30%, on the strength of a 41% increase in network services revenue, a 24% increase in product revenue and a 27% increase in product support revenue. The increase in network services revenue was due to increases in certain targeted industries, including healthcare, grocery, hardlines, retail, transportation and manufacturing. The number of network customers grew by approximately 1,900 placing total network customers at approximately 7,400. All four ECG divisions, network services, interchange software, communications software and banking systems, increased total revenue in 1993 over 1992. The increases were primarily due to new customers, some product price increases and a continuing expansion of the installed customer base for product support revenue. FSG revenue increased $5,650,000, or 6%, in 1993 over 1992. This growth was primarily due to higher contract billings in the Information Technology Division, offset by lower contract revenue from the Scientific Systems Division.

      Revenue in the United States was $304,998,000 in 1993, representing an increase of $37,446,000, or 14%, over 1992 and revenue from outside of the United States was $111,116,000 in 1993, representing only a $272,000, or 1%, increase over 1992, primarily due to a negative foreign currency impact of approximately $9,000,000. Revenue from outside of the United States represented 27% of the Company's 1993 revenue.

      Total costs and expenses increased $94,084,000, or 26%, primarily due to a $91,260,000 charge for restructuring of the Company resulting from the SCI Merger. The non-recurring charge to operations in the fourth quarter of 1993 reflects the combination of Sterling and Systems Center, including charges related to the elimination of duplicate facilities, severance costs, the write-off of certain intangibles, property and equipment and certain transaction costs. Total cost of sales increased $9,513,000, or 6%. Cost of sales includes $26,626,000 and $25,657,000 of depreciation and amortization in 1993 and 1992, respectively. Amortization of capitalized software development costs increased $1,061,000, or 10%; amortization of the excess costs over net asset of businesses acquired increased $231,000, or 9%; and amortization of intangible assets and depreciation of property and equipment increased $179,000, or 6%. These increases were offset by a decline of $502,000, or 6%, in the amortization of purchased software due to the full amortization of certain purchased software and the write-off of certain software products which will not be actively marketed by the Company as a result of the SCI Merger. Product development expense for 1993 was $27,397,000, net of $23,730,000 of amounts capitalized pursuant to FAS No. 86. Product development expense for 1992 was $25,161,000, net of $24,617,000 of amounts capitalized pursuant to FAS No. 86. Gross product development costs continued to grow reflecting the Company's development activities in ESG and ECG. Selling, general and administrative expenses increased nominally in 1993 over 1992 reflecting reduced costs after the Company's restructuring due to the SCI Merger which eliminated duplicate corporate overhead functions, duplicate facilities and streamlined the sales and marketing functions in the fourth quarter of 1993 and Systems Center's 1992 restructuring which resulted in a reduced workforce, the elimination of duplicate facilities and the sale of certain assets associated with two product lines.

      Total costs and expenses include restructuring charges of $91,260,000 for Sterling's restructuring in 1993, as previously discussed, and $11,515,000 for Systems Center's restructuring in 1992. The components of the restructuring charges for 1993 and 1992 were the following:

                                                                              1993             1992
                                                                         -------------    -------------
      Severance and transition costs                                       $26,296,000      $ 3,500,000
      Elimination of duplicate facilities and equipment                     32,175,000        2,827,000
      Write-offs of software products not actively marketed                 13,462,000
      Transaction costs related to the SCI Merger                           15,864,000
      Costs associated with the sale of two product lines                                     5,188,000
      Other                                                                  3,463,000
                                                                         -------------    -------------
                                                                           $91,260,000      $11,515,000
                                                                         =============    =============

      Restructuring charges in 1992 included severance and other costs associated with Systems Center's reduction in workforce, elimination of duplicate facilities and the sale of certain assets related to its AS/400 and UNIX utility products. The Company did not incur any additional material restructuring charges in 1993 relating to the 1992 restructuring of Systems Center.

   The loss before income taxes, extraordinary item and cumulative effect of a change in an accounting principle was $47,830,000 in 1993 as compared to income of $5,385,000 in 1992. Excluding the restructuring charges of $91,260,000 in 1993 and $11,515,000 in 1992, income before income taxes, extraordinary item and cumulative effect of a change in an accounting principle increased $26,530,000 primarily due to higher operating profits in ESG, up 22%, ECG, up 129%, and FSG, up 7%, in 1993 over 1992, respectively. The 129% increase in ECG operating profit was due primarily to increases in the network services division, as a result of better margins and higher processing volume as compared to the prior year, and increases in the communications software division's revenue, without commensurate cost increases due to cost reductions implemented in the 1992 and 1993 restructurings. Also contributing to this increase was an increase of $2,656,000 in investment income earned on higher average cash balances available for investment resulting from the net cash generated from issuance of 5 3/4% Convertible Subordinated Debentures ("5 3/4% Debentures"). See "Liquidity and Capital Resources" below.

   During 1993, the Company called for redemption its 8% Convertible Senior Subordinated Debentures ("8% Debentures") at a price equal to 103.2% of the principal amount. Holders of $13,739,000 principal amount of 8% Debentures elected to convert their 8% Debentures into 636,054 shares of Common Stock. The redemption of the remaining 8% Debentures resulted in an extraordinary loss of $1,481,000, net of applicable income taxes of $987,000. During 1992, the Company purchased $4,523,000 principal amount of 8% Debentures in open market transactions resulting in no significant gain or loss.

   During 1993, the Company adopted Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions ("FAS No. 106"), which requires that the expected cost of postretirement benefits be charged to expense during the years the employee renders service. The effect of adopting the new standard as of October 1, 1992, was a charge of $2,774,000, representing the accumulated benefit obligation existing at that date, net of related income tax benefit of $1,813,000. This charge is shown as the cumulative effect of a change in accounting principle. In addition, postretirement benefit costs for 1993 increased by $1,211,000 as a result of the adoption of FAS No. 106.

   Pursuant to the SCI Merger, Systems Center Preferred Stock was converted into the right to receive Common Stock. As a result, preferred stock dividends declined $470,000 in 1993 over 1992.

LIQUIDITY AND CAPITAL RESOURCES

   The Company maintained a strong liquidity and financial position with $125,159,000 of working capital at September 30, 1994, which includes $101,893,000 of cash and equivalents and $41,847,000 of marketable securities. Net cash flows from operations increased $58,638,000 primarily due to higher operating profits. The increase in accounts and notes receivable is due to record fourth quarter sales. The decrease in accounts payable and accrued liabilities is primarily due to the payment of approximately $26,600,000 during 1994 of restructuring charges related to the SCI Merger accrued in the fourth quarter of 1993. The increase in current and long-term deferred revenue is due to increased sales volume and higher levels of fixed term licenses sold with product support terms of one to five years. Cash flows from operations and from the proceeds of stock options and warrants exercised during 1994 were used to fund operations and capital expenditures, including software additions.

   Software expenditures of $21,392,000, the majority of which were costs capitalized pursuant to FAS No. 86, were made during 1994, compared to $24,685,000 during 1993. ECG incurred $12,384,000 of the total software expenditures during 1994, primarily for enhancements of communications software products, interchange software products and costs to add new network services features. ESG incurred $9,008,000 of the total software expenditures during 1994, primarily for the development of systems management, applications development and storage management products and enhancements. Property and equipment purchases of $16,444,000 include purchases made in ECG for equipment upgrades for network processing systems and computer equipment purchases to support the continuing growth in ECG. ESG's and FSG's property and equipment additions were primarily computer equipment purchases. Property and equipment purchases were $13,103,000 in 1993.

   Proceeds from the exercise of the Company's stock options and warrants were $21,906,000 in 1994 and $6,490,000 in 1993.

   In February 1993, the Company issued $115,000,000 principal amount of 5 3/4% Debentures. The 5 3/4% Debentures are convertible into Common Stock at any time prior to maturity at a conversion price of $28.35. This transaction resulted in $111,450,000 of net proceeds after transaction costs.

      Also, in February 1993, the Company called for redemption its 8% Debentures at a price equal to 103.2% of the principal amount. At that time, holders of the 8% Debentures had the option to convert their holdings into shares of Common Stock or redeem the debentures for cash. Holders of $13,739,000 principal amount of 8% Debentures elected to convert their 8% Debentures into 636,054 shares of Common Stock. The remaining $38,894,000 principal amount of 8% Debentures was redeemed on March 4, 1993, for $40,165,000, including interest of $26,000. The redemption of the 8% Debentures resulted in an extraordinary loss of $1,481,000, net of applicable income tax benefit of $987,000. The Company has used the remaining proceeds from the issuance of the 5 3/4% Debentures for working capital and other general corporate purposes.

      At September 30, 1994, after the utilization of $4.6 million for standby letters of credit, $30.4 million was available for borrowing on the Company's $35 million revolving credit and term loan agreement ("Loan Agreement"). Borrowings, if any, outstanding on December 31, 1994, will convert to a term loan with eight equal quarterly payments. The Company is currently negotiating an extension of the conversion date of the Loan Agreement to March 31, 1995. The Company is also obtaining proposals for a replacement credit line from its lead lending bank as well as other lenders which will meet its capital requirements of the future.

      Certain of the Company's foreign subsidiaries have separate lines of credit available for foreign exchange exposure management and working capital requirements. These lines of credit are guaranteed by the U.S. parent company. At September 30, 1994, $6.7 million was outstanding pursuant to foreign lines of credit.

      In July 1993, Systems Center repaid approximately $30,337,000 outstanding under its revolving line of credit. Additionally, in connection with the SCI Merger, approximately $2,177,000 of preferred dividends and approximately $699,000 of interest was paid on the Systems Center Preferred Stock, which dividends were in arrears.

      At September 30, 1994, the Company's capital resource commitments consisted of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations primarily from internally generated funds. No significant commitments exist for future capital expenditures. The Company believes available balances of cash, cash equivalents and short-term investments combined with cash flows from operations and amounts available under credit and term loan agreements are sufficient to meet the Company's cash requirements for the foreseeable future.

MERGER WITH KNOWLEDGEWARE, INC.

      On November 30, 1994, the Company consummated the acquisition of KnowledgeWare, Inc. ("KnowledgeWare"), for approximately $100 million, in a stock-for-stock acquisition. KnowledgeWare, a leading provider of applications development software and services, is based in Atlanta, Georgia and had revenue of $132.5 million for its fiscal year ended June 30, 1994. The acquisition (the "KWI Merger") was completed pursuant to the terms of an Amended and Restated Agreement and Plan of Merger dated as of August 31, 1994 (as amended, the "Merger Agreement"). In connection with the KWI Merger, which was accounted for as a purchase, the Company issued approximately 2,421,000 shares of Common Stock and reserved approximately 257,700 shares of the Company's Common Stock for issuance upon exercise of KnowledgeWare's options and warrants. Of the 2,421,000 shares of Common Stock issued, approximately 484,200 shares were placed in escrow (the "Escrowed Shares") to cover certain losses that may result in connection with any pending or threatened litigation, action, claim, proceeding, dispute or investigation (including amounts paid in settlement) to which Sterling is entitled to indemnification pursuant to the terms of the Merger Agreement.

      In a separate agreement, effective August 31, 1994, the Company acquired all of the interest of IBM Credit Corporation ("IBM Credit") under the Revolving Loan and Security Agreement with KnowledgeWare (the "KWI Loan Agreement") by paying to IBM Credit $15.1 million, which was equal to all amounts owed thereunder by KnowledgeWare. Concurrently, the Company and KnowledgeWare modified the terms of the KWI Loan Agreement and an additional $3 million was advanced to KnowledgeWare, resulting in total borrowings pursuant to the KWI Loan Agreement of $18,266,000 at September 30, 1994, including accrued interest.

      Since August 30, 1994, a number of lawsuits have been filed against KnowledgeWare and certain of its officers alleging violations of securities laws. Sterling cannot presently estimate the amount of losses that will result in connection with such actions because such actions have only recently been filed and discovery has just commenced in some matters and has not commenced in others. If these actions result in losses, claims, liabilities, judgments, costs or expenses (including amounts paid in settlement) to KnowledgeWare or Sterling, such losses, claims, liabilities, judgments, costs or expenses will result in a claim for indemnification to be satisfied from the Escrowed Shares. In the event that all of the Escrowed Shares are used to cover losses, claims, liabilities, judgments, costs or expenses incurred by KnowledgeWare or Sterling, no Escrowed Shares will be distributed to the former KnowledgeWare common stockholders. If the ultimate loss from such actions exceeds the proceeds from applicable insurance and the value of the Escrowed Shares, such excess will be included in Sterling's cost of acquiring KnowledgeWare to the extent such excess can be reasonably estimated within one year of the date of acquisition.

      The Company believes that the KWI Merger represents an opportunity to create one of the leading software and services companies in the world, which will be able to provide its customers with a broad range of products and excellent customer support and to assist their movement toward enterprise-wide computing. Specifically, the Company believes that the combined company will have a greatly expanded presence in the visual application software and services market, including integrated computer-aided software engineering and application development tools and products for client/server, midrange and mainframe computing environments. Additionally, Sterling will continue to be a leading provider of electronic commerce software and services in North America, to provide a broad offering of enterprise-wide systems management software tools and to have a strong presence in the complex federal systems market. The combined company is expected to be a leading vendor of application development tools and will have a substantial worldwide customer base, a broader global distribution network, a workforce of approximately 3,500 skilled employees and an expected high level of recurring revenue, all of which Sterling believes will position the combined company for significant future growth.

      Substantial costs are expected to occur as a result of the combination of the two companies, including costs with respect to the elimination of duplicate facilities, severance costs related to the termination of certain employees, transaction costs, and write-off of costs related to certain software products which will not be actively marketed by the combined company. Such costs directly related to the acquisition of KnowledgeWare are expected to be approximately $25 to $30 million and are included in the aggregate cost of the KWI Merger. Such costs related to Sterling are expected to be approximately $12 to $18 million and are expected to be charged to the results of operations of the combined company in the first quarter of 1995. In addition, the results of operations for the first quarter of 1995 will include approximately $46 to $55 million of purchased research and development costs, which will be charged to expense in accordance with purchase accounting.

      Because the enterprise software industry is highly competitive and because of the inherent uncertainties associated with merging two large companies, there can be no assurance that the combined entity will be able to realize the economics of scale and operating efficiencies that Sterling currently expects to realize as a result of the consolidation of its operations with KnowledgeWare's. Furthermore, any difficulties encountered in the transition process could have an adverse impact on the revenues and operating results of the combined company.

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

      The assets and liabilities of non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the respective balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses are included as an adjustment to retained earnings. The Company has mitigated a portion of its currency exposure through decentralized sales, marketing and support operations and through remote development facilities, in which all costs are local currency based. When necessary, the Company may also hedge to prevent material exposure.

      The Company maintains a strategy of acquiring businesses and products that fill strategic market niches within the business groups. This acquisition strategy contributes in part to the Company's growth in revenue and operating profit before restructuring charges. The impact of future acquisitions on continued growth in revenue and operating profit cannot presently be determined.

      In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS No. 112"), which requires employers to recognize the cost of postemployment benefits on an accrual basis, if certain defined conditions are met. Postemployment benefits are all types of benefits provided to former or inactive employees, their beneficiaries, and covered dependents. The Company will be subject to the provisions of FAS No. 112 beginning in the fiscal year ending September 30, 1995. However, the Company does not believe the provisions of FAS No. 112 will have significant impact on the Company's financial position and results of operations in the year of adoption, as the majority of the postemployment benefits are a result of certain employment contracts. Payments under these contracts are contingent upon future events, the occurrence of which is not presently contemplated.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                            STERLING SOFTWARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Reports of Independent Auditors.............................................  25

Consolidated Financial Statements:

  Consolidated Balance Sheets at September 30, 1994 and 1993................  27

  Consolidated Statements of Operations for the Years Ended
     September 30, 1994, 1993 and 1992......................................  28

  Consolidated Statements of Stockholders' Equity for the Years Ended
     September 30, 1994, 1993 and 1992......................................  29

  Consolidated Statements of Cash Flows for the Years Ended
     September 30, 1994, 1993 and 1992......................................  30

  Notes to Consolidated Financial Statements................................  31

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




The Board of Directors and Stockholders
Sterling Software, Inc.


We have audited the accompanying consolidated balance sheets of Sterling Software, Inc. (the "Company") as of September 30, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Systems Center, Inc., for the year ended September 30, 1992. As discussed in Note 2, Systems Center, Inc. was acquired by the Company in 1993 in a merger accounted for as a pooling of interests. The financial statements of Systems Center, Inc. reflect total revenues of $112,643,121 for the year ended September 30, 1992. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Systems Center, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Software, Inc. at September 30, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period then ended in conformity with generally accepted accounting principles.



                                         Ernst & Young LLP



Dallas, Texas
December 1, 1994

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Systems Center, Inc.:

We have audited the consolidated balance sheet of Systems Center, Inc. (a Delaware corporation), and subsidiaries ("Systems Center") as of September 30, 1992, and the related statements of operations, cash flows and changes in shareholders' equity for the year then ended (which are not presented separately herein). These financial statements are the responsibility of Systems Center's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In Systems Center's previously issued financial statements, the effect of adopting FAS 109 "Accounting for Income Taxes," was reflected by recording the cumulative effect of the change as of January 1, 1992. As discussed in Note 19 of Notes to Consolidated Financial Statements, on July 1, 1993, Systems Center consummated a merger with a wholly owned subsidiary of Sterling Software, Inc. ("Sterling"), in a transaction accounted for as a pooling of interests. In order to conform to the accounting policies of the combined entity, the method of reflecting the adoption of FAS 109 has been changed. The financial statements have been restated and the adoption of FAS 109 has now been presented on a retroactive basis to give effect to the change in each year presented.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Systems Center, Inc., and subsidiaries as of September 30, 1992, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

As explained in Notes 1 and 12 of Notes to Consolidated Financial Statements, the Company has given retroactive effect to the change in accounting for income taxes.

As explained in Note 1 of Notes to Consolidated Financial Statements, the Company has given retroactive effect to the change in accounting for revenue.

As explained in Note 1 of Notes to Consolidated Financial Statements, the Company has given retroactive effect to the change from the direct method of reporting cash flows from operating activities to the indirect method of reporting cash flows from operating activities.


                                         Arthur Andersen LLP

Washington, D.C.,
 June 18, 1993 (except with
 respect to the matter
 discussed in Note 19 as to
 which the date is July 1, 1993)

                            STERLING SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1994 AND 1993
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                        1994           1993
                                                                                     -----------   ------------
                                ASSETS
Current assets:
  Cash and cash equivalents........................................................     $101,893       $ 30,199
  Marketable securities (Note 7)...................................................       41,847         51,354
  Accounts and notes receivable, net (Note 8)......................................      132,166        112,955
  Deferred income taxes (Note 12)..................................................       11,294         11,045
  Prepaid expenses and other current assets........................................        9,978         12,801
                                                                                     -----------   ------------
    Total current assets...........................................................      297,178        218,354

Property and equipment, net (Note 9)...............................................       33,526         27,248
Computer software, net of accumulated amortization of $93,356 in 1994 and
 $75,089 in 1993 (Note 1)..........................................................       61,304         60,494
Excess cost over net assets acquired, net of accumulated amortization of
 $18,753 in 1994 and $16,188 in 1993...............................................       54,504         54,273
Noncurrent deferred income taxes (Note 12).........................................        2,216         19,958
Note and accrued interest receivable from KnowledgeWare, Inc. (Note 2).............       18,266
Other assets (Notes 1 and 7).......................................................       21,779         21,939
                                                                                     -----------   ------------
                                                                                        $488,773       $402,266
                                                                                     ===========   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 10)......................................     $  7,257       $  4,065
  Income taxes payable.............................................................       10,945
  Accounts payable and accrued liabilities (Note 11)...............................       76,219         89,209
  Deferred revenue.................................................................       77,598         71,412
                                                                                     -----------   ------------
    Total current liabilities......................................................      172,019        164,686

Long-term debt (Note 10)...........................................................      115,932        117,532
Other noncurrent liabilities.......................................................       25,018         22,351

Contingencies and commitments (Notes 4, 13 and 17).................................

Stockholders' equity (Notes 14 through 16):
  Preferred stock, $.10 par value; 10,000,000 shares authorized; 200,000 shares issued and outstanding in 1994 and 1993, respectively; aggregate liquidation
    preference of $1,786 in 1994 and 1993..........................................           20             20
  Common stock, $.10 par value; 50,000,000 shares authorized; 22,378,000 and
    19,917,000 shares issued in 1994 and 1993, respectively........................        2,238          1,992
  Additional paid-in capital.......................................................      192,064        169,825
  Retained earnings (deficit)......................................................          572       (54,582)
  Less treasury stock, at cost; 1,793,000 and 1,837,000 shares in 1994 and 1993,
    respectively...................................................................     (19,090)       (19,558)
                                                                                     -----------   ------------
    Total stockholders' equity.....................................................      175,804         97,697
                                                                                     -----------   ------------
                                                                                        $488,773       $402,266
                                                                                     ===========   ============

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years Ended September 30, 1994, 1993 and 1992
                  (in thousands, except per share information)

                                                                 1994                       1993                     1992
                                                             -----------                -----------             ------------
Revenue:
  Products..................................................     $178,233                  $153,776                 $142,245
  Product support...........................................      133,752                   122,284                  113,032
  Services..................................................      161,408                   140,054                  123,119
                                                             ------------               -----------             ------------
                                                                  473,393                   416,114                  378,396
Costs and expenses:
  Cost of sales:
    Products and product support............................       64,123                    66,972                   67,348
    Services................................................      107,622                   105,133                   95,244
                                                             ------------               -----------             ------------
                                                                  171,745                   172,105                  162,592
  Product development and enhancement.......................       33,002                    27,397                   25,161
  Selling, general and administrative.......................      173,112                   170,180                  167,590
  Restructuring charges (Note 3)............................                                 91,260                   11,515
                                                             ------------              ------------             ------------
                                                                  377,859                   460,942                  366,858
                                                             ------------              ------------             ------------

Income (loss) before other income (expense), income taxes,
  extraordinary item and cumulative effect of a change in
  accounting principle.....................................        95,534                  (44,828)                   11,538

Other income (expense):
  Interest expense..........................................      (6,658)                   (7,749)                  (7,643)
  Investment income.........................................        1,519                     4,442                    1,786
  Other.....................................................        2,206                       305                    (296)
                                                             ------------              ------------             -----------
                                                                  (2,933)                   (3,002)                  (6,153)
                                                             ------------              ------------            -------------
Income (loss) before income taxes, extraordinary item and
  cumulative effect of a change in accounting principle.....       92,601                  (47,830)                    5,385
Provision (benefit) for income taxes (Note 12)..............       34,262                  (14,983)                   10,567
                                                             ------------              ------------            -------------
Income (loss) before extraordinary item and cumulative             58,339                  (32,847)                  (5,182)
  effect of a change in accounting principle
Extraordinary item - loss on early extinguishment of debt,
  net of applicable income taxes (Note 10)..................                                (1,481)
Cumulative effect of a change in accounting principle, net
  of applicable income tax benefit (Note 16)................                                (2,774)
                                                             ------------              ------------            -------------
Net income (loss)...........................................       58,339                  (37,102)                  (5,182)
Preferred stock dividends...................................          196                     1,004                    1,474
                                                             ------------              ------------            -------------
Income (loss) applicable to common stockholders.............     $ 58,143                 $(38,106)                $ (6,656)
                                                             ============              ============            =============
Income (loss) per common share:
  Income (loss) before extraordinary item and cumulative
    effect of a change in accounting principle
    Primary.................................................     $   2.54                 $  (1.93)                $   (.43)
                                                             ============              ============            =============
    Fully diluted...........................................     $   2.31                 $  (1.93)                $   (.43)
                                                             ============              ============            =============
  Income (loss) before cumulative effect of a change in
    accounting principle
    Primary.................................................     $   2.54                 $  (2.02)                $   (.43)
                                                             ============              ============            =============
    Fully diluted...........................................     $   2.31                 $  (2.02)                $   (.43)
                                                             ============              ============            =============
  Net income (loss)
    Primary.................................................     $   2.54                 $  (2.18)                $   (.43)
                                                             ============              ============            =============
    Fully diluted...........................................     $   2.31                 $  (2.18)                $   (.43)
                                                             ============              ============            =============

                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended September 30, 1994, 1993 and 1992
                                 (in thousands)

                                  Preferred Stock      Common Stock                                Treasury Stock
                                 -----------------  -----------------                            -----------------
                                  Number             Number             Additional    Retained    Number                  Total
                                    of       Par       of       Par       Paid-in     Earnings      of                Stockholders'
                                  Shares    Value    Shares    Value      Capital     (Deficit)   Shares     Cost         Equity
                                 --------  -------  --------- -------- ------------  ----------  --------  --------- --------------
Balance at September 30, 1991...     651     $ 65     16,348   $1,635    $151,412     $ (6,458)    3,586   $(38,186)      $108,468
   Adjustment for pooling of
   interests with American
   Business Computer Company
   (Note 2).....................                         307       31         (31)
   Net loss.....................                                                        (5,182)                             (5,182)
   Preferred stock dividends....                                                        (1,474)                             (1,474)
   Exchange of common stock for
     exchangeable preferred
     stock......................    (414)     (41)                        (16,137)               (1,553)    16,540             362
   Redemption of exchangeable
    preferred stock.............     (37)      (4)                         (1,836)                                          (1,840)
   Issuance of common stock
    pursuant to option, warrant
    and employee benefit plans..                       1,982      198      13,295                                           13,493
   Issuance of common stock to
    retirement plan (Note 16)...                                              192                   (36)       380             572
   Income tax benefit from
    exercise of stock options
    and warrants................                                            1,872                                           1,872
   Issuance of common stock for
    business acquisition........                                              531                  (113)     1,206          1,737
   Other........................                                              120         (563)                              (443)
                                 --------  -------  --------- -------- ------------  ----------  --------  --------- --------------
Balance at September 30, 1992...     200       20     18,637    1,864     149,418      (13,677)   1,884    (20,060)        117,565
   Net loss.....................                                                       (37,102)                            (37,102)
   Preferred stock dividends....                                                        (1,004)                             (1,004)
   Issuance of common stock
    pursuant to stock option,
    warrant and employee
    benefit plans...............                         644       64       6,426                                            6,490
   Issuance of common stock
    pursuant to conversion of
    8% debentures (Note 10).....                         636       64      13,675                                           13,739
   Issuance of common stock to
    retirement plan (Note 16)...                                              290                   (44)       464             754
   Other........................                                               16       (2,799)      (3)        38          (2,745)
                                 --------  -------  --------- -------- ------------  ----------  --------  --------- --------------
Balance at September 30, 1993...     200       20     19,917    1,992     169,825      (54,582)   1,837    (19,558)         97,697
   Net income...................                                                        58,339                              58,339
   Preferred stock dividends....                                                          (196)                               (196)
  Issuance of common stock
   pursuant to stock options
   and warrants.................                       2,461      246      21,660                                           21,906
  Issuance of common stock to
   retirement plan (Note 16)....                                              544                   (41)       434             978
  Other.........................                                               35       (2,989)      (3)        34          (2,920)
                                 --------  -------  --------- -------- ------------  ----------  --------  --------- --------------
Balance at September 30, 1994...     200     $ 20     22,378   $2,238    $192,064     $    572    1,793   $(19,090)       $175,804
                                 ========  =======  ========= ======== ============  ==========  ========  ========= ==============

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended September 30, 1994, 1993 and 1992
                                 (in thousands)


                                                                             1994          1993           1992
                                                                            ------        ------         ------
Operating activities:
  Income (loss) before extraordinary item and cumulative effect of a
    change in accounting principle....................................... $ 58,339      $(32,847)      $(5,182)
  Adjustments to reconcile income (loss) before extraordinary item and cumulative effect of a change in accounting principle to net cash provided by operating activities:
        Depreciation and amortization....................................   34,302        32,204        31,285
        Provision for losses on accounts receivable......................    5,442         6,200         5,757
        Provision (benefit) for deferred income taxes....................   17,493       (15,514)        8,101
        Write-down of property and equipment and other assets............                  7,886
        Write-down of purchased and capitalized computer software costs..                 13,462         4,580
        Changes in operating assets and liabilities, net of effects of business acquisitions:
            Increase in accounts and notes receivable....................  (34,279)      (13,204)      (20,566)
            Increase in prepaid expenses and other assets................   (3,143)       (5,080)       (5,238)
            Increase (decrease) in accounts payable, accrued liabilities
              and income taxes payable...................................   (1,157)       34,846        11,252
            Increase in deferred revenue.................................   11,841         2,006        11,201
            Other........................................................     (142)           99           864
                                                                          ---------     ---------      --------
              Net cash provided by operating activities..................   88,696        30,058        42,054
Investing activities:
  Purchases of property and equipment....................................  (16,444)      (13,103)       (9,812)
  Purchases and capitalized cost of development of computer software.....  (21,392)      (24,685)      (26,835)
  Business acquisitions..................................................     (425)         (700)       (3,054)
  Purchases of investments...............................................  (95,940)      (70,017)
  Proceeds from sales of investments.....................................  102,518        15,139
  Other..................................................................    2,235         2,925           905
                                                                          ---------     ---------      --------
              Net cash used in investing activities......................  (29,448)      (90,441)      (38,796)
Financing activities:
  Preferred stock dividends..............................................     (196)       (2,374)         (263)
  Exchange and redemption of exchangeable preferred stock................                               (1,989)
  Retirement and redemption of debt and capital lease obligations........  (24,535)      (81,752)      (19,046)
  Proceeds from issuance of debt, net of issuance costs..................   26,172       122,930        15,726
  Acquisition of KnowledgeWare, Inc. loan from IBM Credit Corporation and advances to KnowledgeWare, Inc. (Note 2).........................  (18,133)
  Proceeds from sales of installment and lease contracts receivable......   10,061         2,985         1,187
  Proceeds from issuance of common stock pursuant to stock option,
    warrant and employee benefit plans...................................   21,906         6,490        13,493
  Other..................................................................   (3,264)        1,170         1,306
                                                                          ---------     ---------      --------
              Net cash provided by financing activities..................   12,011        49,449        10,414
Effect of foreign currency exchange rate changes on cash.................      435          (907)          326
                                                                          ---------     ---------      --------
Increase (decrease) in cash and equivalents..............................   71,694       (11,841)       13,998
Cash and cash equivalents at beginning of year...........................   30,199        42,040        28,042
                                                                          ---------     ---------      --------
Cash and cash equivalents at end of year................................. $101,893      $ 30,199      $ 42,040
                                                                          =========     =========      ========
Supplemental cash flow information:
  Interest paid.......................................................... $  7,339      $  8,132      $  7,047
                                                                          =========     =========      ========
  Income taxes paid...................................................... $  4,259      $  3,023      $  6,081
                                                                          =========     =========      ========
  Income tax refunds..................................................... $  1,285      $    547      $  1,980
                                                                          =========     =========      ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1994, 1993 and 1992


1.    Summary of Significant Accounting Policies

      Basis of Presentation

      The consolidated financial statements include the accounts of Sterling Software, Inc. and its wholly owned subsidiaries ("Sterling" or the "Company") (See Note 2) after elimination of all significant intercompany balances and transactions. Certain amounts for periods ended prior to September 30, 1994, have been reclassified to conform to the current year presentation.

      Revenue

      Revenue from license fees, including leasing transactions, for standard software products is recognized when the software is delivered, provided no significant future vendor obligations exist and collection is probable. Service revenue and revenue from products involving installation or other services are recognized as the services are performed.

      Product support contracts entitle the customer to telephone support, bug fixing and the right to receive software updates as they are released. Revenue from product support contracts, including product support included in initial license fees, is recognized ratably over the contract period. All significant costs and expenses associated with product support contracts are expensed ratably over the contract period.

      If software product transactions include the right to receive future products, a portion of the software product revenue is deferred and recognized as products are delivered. Contract accounting is applied for sales of software products requiring significant modification or customization, such that revenue is recognized only when the modification or customization is complete.

      When products, product support and services are billed prior to the time the related revenue is recognized, deferred revenue is recorded and related costs paid in advance are deferred.

      Revenue from professional services provided to the federal government under multi-year contracts is recognized as the services are performed. Revenue for services under long-term contracts is recognized using the percentage-of-completion method of accounting. Losses on long-term contracts are recognized when the current estimate of total contract costs indicates a loss on a contract is probable.

      Software Development Costs

      The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Unamortized software development costs of $56,713,000 and $53,829,000 are included in "Computer software, net" at September 30, 1994 and 1993, respectively.

      Depreciation and Amortization

      Property and equipment are recorded at cost and depreciated using the straight-line method over average useful lives of three to twenty years. Computer software costs are amortized on a product-by-product basis using the greater of the amount computed by taking the ratio of current year net revenue to estimated future net revenue or the amount computed by the straight-line method over periods ranging from three to seven years. Excess costs over the net assets of businesses acquired are amortized on a straight-line basis over periods of seven to forty years. Other intangible assets are amortized on a straight-line basis over periods of five to ten years.

      Depreciation and amortization consists of the following for the years ended September 30, 1994, 1993 and 1992 (in thousands):

                                           1994     1993     1992
                                          -------  -------  -------
Property and equipment..................  $10,850  $ 8,080  $ 8,140
Purchased computer software.............    2,579    8,140    8,642
Capitalized computer software
 development costs......................   17,365   12,227   11,166

Excess costs over net assets of
 businesses acquired....................    2,531    2,844    2,613

Intangible assets.......................      977      913      724
                                          -------  -------  -------
                                          $34,302  $32,204  $31,285
                                          =======  =======  =======

      Income Taxes

      In the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("FAS No. 109"), which requires the use of the asset and liability method of accounting for income taxes, and restated prior years' financial statements. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefit only to the extent, based on available evidence, it is more likely than not it will be realized. The effect on deferred taxes of a change in income tax rates is recognized in the period that includes the enactment date.

      Earnings Per Common Share

      Primary earnings per common share data is computed using the weighted average number of common shares and common share equivalents represented by stock options and warrants, if such stock options and warrants have a dilutive effect in the aggregate. For purposes of this computation, income applicable to common stockholders is adjusted to reflect use of net cash proceeds on the assumed exercise of stock options and warrants to purchase outstanding long-term debt or government securities, if such stock options and warrants have a dilutive effect.

      Fully diluted earnings per common share computations assume, in addition, the conversion of the Company's 5 3/4% Convertible Subordinated Debentures
("5 3/4% Debentures") in 1994 computations, the Company's 8% Convertible Senior Subordinated Debentures ("8% Debentures") and 5 3/4% Debentures in 1993 computations and the 8% Debentures in 1992 computations, if such conversions have a dilutive effect. Upon assumed conversion of the convertible debentures, income applicable to common stockholders is adjusted to reflect the elimination of after tax interest expense related to such debentures. For purposes of this computation, income applicable to common stockholders is also adjusted to reflect use of net cash proceeds on the assumed exercise of stock options and warrants to purchase outstanding long-term debt or government securities, if such stock options and warrants have a dilutive effect.

      For the years ended September 30, 1993 and 1992, neither the common share equivalents nor the assumed conversion of the debentures had a dilutive effect on the loss per share calculations. Accordingly, the loss per common share calculations for such periods are based on the weighted average number of common shares outstanding during each year. The number of shares used in the computations of loss per common share for the years ended September 30, 1993 and 1992, was 17,506,593 and 15,496,438, respectively. The numbers of shares used in the computations of primary and fully diluted income per common share for the year ended September 30, 1994, were 22,922,584 and 26,979,021, respectively.

      Foreign Currency Translation

      The assets and liabilities of consolidated wholly owned non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the respective balance sheet dates. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the month the transactions occur. Unrealized translation gains and losses are included as an adjustment to retained earnings.

      Cash and Equivalents

      Cash equivalents consist primarily of highly liquid investments in repurchase agreements backed by U.S. Treasury securities and investment-grade commercial paper of various issuers, with maturities of three months or less when purchased. The carrying amount reported in the consolidated balance sheet for cash and cash equivalents approximates its fair value.

      Marketable Securities and Other Investments

      The Company invests excess cash in a diversified portfolio consisting of a variety of securities including commercial paper, medium term notes, U.S. government obligations, investment fund partnerships and certificates of deposit, which may include both investment grade and non-investment grade securities. The fair values for marketable securities are based on quoted market prices. Effective September 30, 1993, the Company adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS No. 115"). Adoption of FAS No. 115 did not have a significant effect on the Company's financial position at September 30, 1993.

      All marketable securities and long-term investments are classified as available-for-sale securities under FAS No. 115. Unrealized holding gains and losses on securities available-for-sale are recorded as a component of stockholders' equity, net of tax effect. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in values judged to be other-than-temporary on available-for-sale securities are included in investment income.

      Other Assets

      Included in "other assets" in the consolidated balance sheet are noncurrent marketable securities (see Note 7) debt issuance costs related to the issuance of the 5 3/4% debentures (see Note 10), long-term deposits, certain intangibles (see Note 1) and other noncurrent assets. Other assets also includes $430,000 and $597,000 at September 30, 1994 and 1993, respectively, of noncurrent notes receivable from officers.

2.    BUSINESS COMBINATIONS

      In August 1994, the Company acquired all of the outstanding common stock of American Business Computer Company ("ABC"), a Michigan corporation based near Detroit, Michigan, which developed, marketed and supported UNIX-based electronic data interchange products, including products that provide sophisticated electronic commerce gateway functionality, in a merger (the "ABC Merger") accounted for as a pooling of interests. The Company issued approximately 306,500 shares of the Company's $0.10 par value Common Stock (the "Common Stock") as a result of the transaction.

      The ABC Merger was accounted for as a pooling of interests. Accordingly, the merger of the equity interests has been given retroactive effect and the Company's financial statements for periods prior to the ABC Merger represent the combined financial statements of the previously separate entities adjusted to conform ABC's fiscal years to those used by the Company.

      Separate and combined results of Sterling and ABC are as follows (in thousands):


                                         Sterling     ABC    Combined
                                       -----------  ------- ----------
Nine months ended June 30, 1994
 (unaudited)
Revenue.................................  $338,126   $3,915   $342,041
Net income (loss).......................    39,526     (173)    39,353
Income (loss) applicable to common
 stockholders...........................    39,379     (173)    39,206
Year ended September 30, 1993
Revenue.................................   411,795    4,319    416,114
Income (loss) before extraordinary item
 and cumulative effect of a change in
 accounting principle...................   (33,350)     503    (32,847)

Net income (loss).......................   (37,605)     503    (37,102)
Income (loss) applicable to common
 stockholders...........................   (38,609)     503    (38,106)
Year ended September 30, 1992
Revenue.................................   378,056      340    378,396
Net loss................................    (5,162)     (20)    (5,182)
Loss applicable to common stockholders..    (6,636)     (20)    (6,656)

      In September 1994, the Company acquired the division of its Italian distributor, Gruppo Formula S.P.A., that had the marketing rights to certain Sterling's products. The total cost of the acquisition was approximately $2.7 million and was accounted for as a purchase.

      In July 1993, the Company acquired all of the outstanding common stock and preferred stock of Systems Center, Inc. ("Systems Center"), a recognized leader in data communications and systems management software for approximately $156 million in a merger (the "SCI Merger") accounted for as a pooling of interests and, accordingly, the merger of the equity interests was given retroactive effect. The Company's financial statements for periods prior to the SCI Merger represent the combined financial statements of the previously separate entities adjusted to conform Systems Center's fiscal years and accounting policies to those used by the Company.

      On November 30, 1994, the Company consummated the acquisition of KnowledgeWare, Inc. ("KnowledgeWare") for approximately $100 million, in a stock-for-stock acquisition. KnowledgeWare, a leading provider of applications development software and services, is based in Atlanta, Georgia and had revenue of $132.5 million for its fiscal year ended June 30, 1994. The acquisition (the "KWI Merger") was completed pursuant to the terms of an Amended and Restated Agreement and Plan of Merger dated as of August 31, 1994 (as amended, the "Merger Agreement"). In connection with the acquisition, which was accounted for as a purchase, the Company issued approximately 2,421,000 shares of Common Stock and reserved approximately 257,700 shares of the Company's Common Stock for issuance upon exercise of KnowledgeWare's options and warrants. Of the 2,421,000 shares of Common Stock issued, approximately 484,200 shares were placed in escrow (the "Escrowed Shares") to cover certain losses that may result in connection with any pending or threatened litigation, action, claim, proceeding, dispute or investigation (including amounts paid in settlement) to which Sterling is entitled to indemnification pursuant to the terms of the Merger Agreement.

      In a separate agreement, effective August 31, 1994, the Company acquired all of the interest of IBM Credit Corporation ("IBM Credit") under the Revolving Loan and Security Agreement with KnowledgeWare (the "KWI Loan Agreement") by paying to IBM Credit $15.1 million, which was equal to all amounts owed thereunder by KnowledgeWare. Concurrently, the Company and KnowledgeWare modified the terms of the KWI Loan Agreement and an additional $3 million was advanced to KnowledgeWare, resulting in total borrowings pursuant to the KWI Loan Agreement of $18,266,000 at September 30, 1994, including accrued interest.

      Substantial costs are expected to occur as a result of the combination of the two companies, including costs with respect to the elimination of duplicate facilities, severance costs related to the termination of certain employees, transaction costs, and write-off of costs related to certain software products which will not be actively marketed by the combined company. Such costs directly related to the acquisition of KnowledgeWare are expected to be approximately $25 to $30 million and are included in the aggregate cost of the KWI Merger. Such costs related to Sterling are expected to be approximately $12 to $18 million and are expected to be charged to the results of operations of the combined company in the first quarter of 1995. In addition, the results of operations for the first quarter of 1995 will include approximately $46 to $55 million of purchased research and development costs, which will be charged to expense in accordance with purchase accounting.

      Since August 30, 1994, a number of lawsuits have been filed against KnowledgeWare and certain of its officers alleging violations of securities laws. Sterling cannot presently estimate the amount of losses that will result in connection with such actions because such actions have only recently been filed and discovery has just commenced in some matters and has not commenced in others. If these actions result in losses, claims, liabilities, judgments, costs or expenses (including amounts paid in settlement) to KnowledgeWare or Sterling, such losses, claims, liabilities, judgments, costs or expenses will result in a claim for indemnification to be satisfied from the Escrowed Shares. In the event that all of the Escrowed Shares are used to cover losses, claims, liabilities, judgments, costs or expenses incurred by KnowledgeWare or Sterling, no Escrowed Shares will be distributed to the former KnowledgeWare common stockholders. If the ultimate loss from such actions exceeds the proceeds from applicable insurance and the value of the Escrowed Shares, such excess will be included in Sterling's cost of acquiring KnowledgeWare to the extent such excess can be reasonably estimated within one year of the date of acquisition.

3.    RESTRUCTURING CHARGES

      The Company recorded restructuring charges of approximately $91,260,000 and $11,515,000 during fiscal years 1993 and 1992, respectively.

      The 1993 restructuring charges reflect the cost of combination of the Company and Systems Center, including transaction costs and charges relating to the elimination of duplicate facilities and equipment, severance costs and the write-off of costs related to certain software products not actively marketed by the Company. Of the total restructuring charge of $91,260,000, approximately $21,348,000 was non-cash and the remaining $69,912,000 required cash outlays. Cash of approximately $30,700,000 was expended prior to September 30, 1993 and approximately $26,600,000 was expended in 1994. Future cash expenditures related to the restructuring, the majority of which relate to the elimination of duplicate facilities, are accrued and are anticipated to be made from cash generated from operations. See Note 11.

      The 1992 restructuring charges included severance and other costs related to Systems Center's reduction in workforce, elimination of duplicate facilities, and the sale of certain AS/400 and UNIX utility products. At September 30, 1994 all charges related to the 1992 Systems Center restructuring have been incurred.

4.    LEGAL PROCEEDINGS AND CLAIMS

      The Company is subject to certain legal proceedings and claims that arise in the conduct of its business. In the opinion of management, the amount of ultimate liability with respect to these actions, net of applicable reserves, will not materially affect the financial condition or results of operation of the Company.

      In addition, KnowledgeWare, which was acquired on November 30, 1994, is subject to certain legal proceedings and claims, as described in Note 2.

5.    SEGMENT INFORMATION

      The Company acquires, develops, markets and supports a broad range of computer software products and services in three major markets classified as Enterprise Software, Electronic Commerce and Federal Systems. Each major market is represented through independently operated business groups. The Enterprise Software Group provides enterprise-wide systems management and applications development software for large computing environments. The Electronic Commerce Group provides software and services to facilitate electronic commerce, defined by the Company as the worldwide electronic interchange of business information, including EDI software and services, data communications software and electronic payments software for financial institutions. The Federal Systems Group provides highly technical services to the federal government under several multi-year contracts primarily in support of the National Aeronautics and Space Administration aerospace research projects and secure communications systems for the Department of Defense. A fourth business group, International, is responsible for sales and first level support of the Company's products outside the United States. International Group operating results and assets are included, as applicable, in the Company's Enterprise Software and Electronic Commerce segments in the business segment tables contained herein.

      Financial information concerning the Company's operations by business segment at September 30, 1994, 1993 and 1992 and for the years then ended is summarized as follows (in thousands):


INDUSTRY SEGMENTS                  1994         1993         1992
- - -----------------                 ------       ------       ------
Revenue:
Enterprise Software..........     $194,194     $185,824     $180,086
Electronic Commerce..........      163,600      120,835       93,139
Federal Systems..............      106,973      100,796       95,146
Corporate and other..........        8,626        8,659       10,025
                                  --------     --------     --------
 Consolidated totals.........     $473,393     $416,114     $378,396
                                  ========     ========     ========

Operating Profit (Loss):
Enterprise Software..........     $ 61,218     $ 38,339     $ 31,487
Electronic Commerce..........       48,114       24,491       10,696
Federal Systems..............        7,260        6,295        5,897
Restructuring charges........            -      (91,260)     (11,515)
Corporate and other..........      (21,058)     (22,693)     (25,027)
                                  --------    ---------    ---------
 Consolidated totals.........     $ 95,534     $(44,828)    $ 11,538
                                  ========     ========     ========

Identifiable Assets:
Enterprise Software..........     $130,471     $122,818     $152,347
Electronic Commerce..........      109,986       87,493       76,337
Federal Systems..............       56,476       54,835       55,141
Corporate and other..........      191,840      137,120       63,659
                                  --------     --------     --------
 Consolidated totals.........     $488,773     $402,266     $347,484
                                  ========     ========     ========
Capital Expenditures (including
 additions to computer software):
Enterprise Software..........     $ 14,855     $ 17,708     $ 16,156
Electronic Commerce..........       20,469       16,483       15,789
Federal Systems..............        1,225        1,483        1,325
Corporate and other..........        1,287        2,114        3,377
                                  --------     --------     --------
 Consolidated totals.........     $ 37,836     $ 37,788     $ 36,647
                                  ========     ========     ========
Depreciation and Amortization:
Enterprise Software..........     $ 14,538     $ 17,269     $ 17,757
Electronic Commerce..........       14,757       10,426        7,693
Federal Systems..............        2,099        2,132        2,584
Corporate and other..........        2,908        2,377        3,251
                                  --------     --------     --------
 Consolidated totals.........     $ 34,302     $ 32,204     $ 31,285
                                  ========     ========     ========
Revenue from the U.S. Government:
Enterprise Software..........     $  5,643     $  2,976     $  5,314
Electronic Commerce..........        1,132        1,395          125
Federal Systems..............      103,580       99,903       94,280
Corporate and other..........                                    700
                                  --------     --------     --------
 Consolidated totals.........     $110,355     $104,274     $100,419
                                  ========     ========     ========

      The amounts presented for "Corporate and other" include corporate expense, intersegment eliminations, cash balances, marketable securities, long-term investments, deferred income tax benefits, other assets and the results of operations and assets of the Company's retail software division.

6.    OPERATIONS BY GEOGRAPHIC AREA

      The Company's operations in the United States and international markets at September 30, 1994, 1993 and 1992 and for the years then ended are summarized as follows (in thousands):

GEOGRAPHICAL SEGMENT INFORMATION                 1994        1993       1992
- - --------------------------------               -------     --------   --------
Revenue:
 United States............................     $341,961    $296,339   $257,527
 Europe...................................       77,574      76,864     76,560
 Canada and Latin America.................       18,772      15,582     15,645
 Pacific..................................       26,460      18,670     18,639
 Corporate and other......................        8,626       8,659     10,025
                                              ---------   ---------  ---------
                                               $473,393    $416,114   $378,396
                                              =========   =========  =========
Operating Profit (Loss):
 United States............................     $ 97,734    $ 62,747   $ 48,312
 Europe...................................       11,022       2,077     (3,757)
 Canada and Latin America.................        4,823       2,922      3,130
 Pacific..................................        3,013       1,379        395
 Restructuring charges....................                  (91,260)   (11,515)
 Corporate and other......................      (21,058)    (22,693)   (25,027)
                                              ----------  ----------  ---------
                                               $ 95,534    $(44,828)  $ 11,538
                                              ==========  ==========  =========
Identifiable Assets:
 United States............................     $221,167    $205,639   $204,499
 Europe...................................       52,751      47,350     56,849
 Canada and Latin America.................        9,184       4,113      9,878
 Pacific..................................       13,831       8,044     12,599
 Corporate and other......................      191,840     137,120     63,659
                                              ---------   ---------  ---------
                                               $488,773    $402,266   $347,484
                                              =========   =========  =========

7.    MARKETABLE SECURITIES AND OTHER LONG-TERM INVESTMENTS

      At September 30, 1994 and 1993, all of the Company's marketable securities and other long-term investments are classified as available-for-sale and consist of the following (in thousands):

                                                                             Gross Unrealized
                                                                         ----------------------
                                       Aggregate        Amortized        Holding       Holding
                                       Fair Value       Cost Basis        Gains        Losses
                                      ------------     -----------      --------      ---------
SEPTEMBER 30, 1994
Current:
 Commercial paper....................     $15,761          $15,761
 U.S. corporate notes................      23,122           23,377                         255
 U.S. government obligations.........       1,679            1,718                          39
 Other...............................       1,285            1,285
                                         --------         --------                     -------
                                          $41,847          $42,141                      $  294
                                         ========         ========                     =======
Noncurrent...........................     $ 4,770          $ 5,938          $ 52        $1,220
                                         ========         ========         =====       =======
SEPTEMBER 30, 1993
Current:
 Commercial paper....................     $ 1,989          $ 1,989
 U.S. corporate notes................      29,084           28,933          $154        $    3
 U.S. government obligations.........       2,018            2,008            10
 Bond mutual funds...................      10,375           10,361            29            15
 Adjustable rate preferred stock.....       4,963            5,019             4            60
 Other...............................       2,925            2,929            11            15
                                         --------         --------         -----       -------
                                          $51,354          $51,239          $208        $   93
                                         ========         ========         =====       =======
Noncurrent...........................     $ 3,540          $ 3,511          $ 29
                                         ========         ========         =====

      At September 30, 1994, scheduled maturities of investments in debt securities are: $11,582,000 within one year and $15,948,000 between one and five years.

8.    ACCOUNTS AND NOTES RECEIVABLE

      Accounts and notes receivable consist of the following at September 30 (in thousands):

                                              1994      1993
                                            --------  --------
    Trade.................................  $109,821  $ 93,054
    Unbilled..............................    31,604    28,152
    Other.................................       103       110
                                            --------   -------
                                             141,528   121,316
    Less allowance for doubtful accounts..     9,362     8,361
                                            --------  --------
                                            $132,166  $112,955
                                            ========  ========

      At September 30, 1994 and 1993, accounts receivable include $30,728,000 and $28,561,000, respectively, due under contracts with the federal government and related agencies. The remainder of the Company's receivables are due principally from corporations in diverse industries located in North America and Europe.

9.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at September 30 (in thousands) :


                                                      1994      1993
                                                    -------   --------
    Computer and peripheral equipment.......        $46,309    $35,557
    Furniture, fixtures and other equipment.         22,325     21,246
    Building and improvements...............          9,036      8,430
                                                    -------    -------
                                                     77,670     65,233
    Less accumulated depreciation...........         44,144     37,985
                                                    -------    -------
                                                    $33,526    $27,248
                                                    =======    =======
10.   LONG-TERM DEBT

      Long-term debt consists of the following at September 30 (in thousands):

                                                  1994      1993
                                                 -------   -------
5 3/4% Debentures.......................        $115,000  $115,000
Capital leases and other debt...........           8,189     6,597
                                                --------  --------
                                                 123,189   121,597
Less amounts due within one year........           7,257     4,065
                                                --------  --------
                                                $115,932  $117,532
                                                ========  ========

      The 5 3/4% Debentures are unsecured general obligations of the Company and mature on February 1, 2003. Interest is payable semi-annually. The 5 3/4% Debentures are convertible into Common Stock at a conversion price of $28.35. The 5 3/4% Debentures are redeemable at a premium after February 12, 1996, at the option of the Company, in whole or in part. Upon a Change of Control (as defined), holders of the 5 3/4% Debentures will have the right, subject to certain restrictions and conditions, to require the Company to purchase all or in part any of the 5 3/4% Debentures at the principal amount, plus accrued interest. The 5 3/4% Debentures are subordinated to all existing and future Senior Indebtedness (as defined) of the Company. Based on quoted market prices, the aggregate fair value of the 5 3/4% Debentures was approximately $134,550,000 at September 30, 1994.

      In February 1993, the Company called for redemption its 8% Debentures at a price equal to 103.2% of the principal amount. Holders of $13,739,000 principal amount of 8% Debentures elected to convert their 8% Debentures into 636,054 shares of Common Stock. The remaining $38,894,000 principal amount of 8% Debentures was redeemed on March 4, 1993, for $40,139,000. The conversion and redemption of the 8% Debentures resulted in an extraordinary loss of $1,481,000, net of applicable income taxes of $987,000. If the conversion of $13,739,000 principal amount of 8% Debentures was assumed to have been consummated on October 1, 1992, the pro forma net loss per common share amount for the year ended September 30, 1993 would have been $2.13 per share.

      During 1992, the Company purchased $4,523,000 principal amount of 8% Debentures in open market transactions. No significant gain or loss resulted from the 8% Debentures purchased in 1992.

      Amounts outstanding under the Company's $35,000,000 revolving credit and term loan agreement ("Loan Agreement") bear interest at an annual rate, ranging from the bank's prime rate to prime plus 1/2%. Borrowings are secured by the stock and assets of certain subsidiaries of the Company. Borrowings, if any, outstanding on December 31, 1994, will convert to a term loan with eight equal quarterly payments. The terms of the Loan Agreement contain various restrictions on the Company, including limitations on additional borrowings, acquisitions and capital expenditures. The Loan Agreement also requires that certain financial ratios be maintained. The Company is currently negotiating an extension of the conversion date of the Loan Agreement to March 31, 1995. The Company is also obtaining proposals for a replacement credit line from its lead lending bank as well as other lenders which will meet its capital requirements of the future. There were no amounts outstanding under the Loan Agreement at September 30, 1994 and 1993. At September 30, 1994, after the utilization of $4.6 million for standby letters of credit, $30.4 million was available for borrowing on the Loan Agreement.

      Certain of the Company's foreign subsidiaries have separate lines of credit available for foreign exchange exposure management and working capital requirements. These lines of credit are guaranteed by the U.S. parent company. At September 30, 1994, $6.7 million was outstanding pursuant to foreign lines of credit.

11.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities consist of the following at September 30 (in thousands):

                                                        1994         1993
                                                       ------       ------
          Trade accounts payable....................  $15,810      $13,649
          Accrued compensation......................   34,450       27,388
          Accrued restructuring costs...............   11,670       34,228
          Other accrued liabilities.................   14,289       13,944
                                                     --------     --------
                                                      $76,219      $89,209
                                                     --------     --------

      Accrued restructuring costs included in accounts payable and accrued liabilities are due to the Companys 1993 restructuring as a result of the acquisition of Systems Center (see Notes 2 and 3) and are primarily for the remaining commitments pursuant to operating leases of duplicate facilities.

12.   INCOME TAXES

      The provision (benefit) for income taxes on income (loss) before extraordinary item and cumulative effect of a change in accounting principle is composed of the following (in thousands):

                                                                  YEARS ENDED SEPTEMBER 30
                                                        -----------------------------------------
          Current:                                        1994             1993             1992
                                                         ------           -------          ------
          Federal..................................     $12,955                           $ 3,271
          State....................................       1,229          $    156           1,202
          Foreign..................................       2,585               375           1,810

          Deferred:
          Federal..................................      13,228            (8,436)          3,216
          State....................................       2,086              (480)            790
          Foreign..................................       2,179            (6,598)            278
                                                       --------         ----------       --------
                                                        $34,262          $(14,983)        $10,567
                                                       ========         ==========       ========

      The effective income tax (benefit) rate on income (loss) before extraordinary item and cumulative effect of a change in accounting principle differed from the federal income tax statutory rate for the following reasons (in thousands):

                                                                  YEARS ENDED SEPTEMBER 30
                                                           ---------------------------------------
                                                             1994           1993            1992
                                                           -------         -------         -------
          Tax expense (benefit) at U.S. federal
           statutory rate................................  $32,410        $(16,621)        $ 1,830
          Increases (reductions) in tax expense
           (benefit) resulting from:
            Net operating loss for which no federal
             income tax benefit recognized...............                    2,228           6,300
            Recognition of previously unrecognized
             deferred income tax asset...................     (728)
            Amortization of excess cost over net assets..      885             425             423
            Difference between U.S. federal
             statutory rate and foreign effective
             income tax rates............................                                      451
            Effect of increase in U.S. federal
             statutory rate..............................                     (547)
            State income taxes, net of federal benefit...    2,155            (324)          1,315
            Other........................................     (460)           (144)            248
                                                           --------      ----------       --------
                                                           $34,262        $(14,983)        $10,567
                                                           ========      ==========       ========

      Income (loss) before extraordinary item and cumulative effect of a change in accounting principle includes foreign pretax earnings (losses) of $12,104,000, $(17,780,000) and $3,721,000 for the years ended September 30,
1994, 1993 and 1992, respectively.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset as of September 30 are as follows (in thousands):

                                                                                          1994              1993
                                                                                         -------           -------
          Deferred income tax assets:
           Net operating loss carryforwards........................................     $ 22,758          $ 59,150
           Research and development credit carryforwards...........................        2,500             2,500
           Foreign tax credit carryforwards........................................        5,247             3,755
           Foreign taxes creditable on undistributed foreign source income.........        5,397             4,870
           Alternative minimum tax credit carryforwards............................        1,425               938
           Deferred revenue........................................................        5,247
           Accrued postretirement benefits.........................................        2,393             2,267
           Reserves and restructuring accruals.....................................       19,024             7,336
                                                                                        ---------         ---------
            Deferred income tax assets.............................................       63,991            80,816
                                                                                        ---------         ---------
          Deferred income tax liabilities:
           Capitalized software costs...............................................      20,438            18,811
           Depreciation and amortization............................................       8,541             8,772
           Other future income tax liabilities......................................       4,001             4,001
                                                                                        ---------         ---------
            Deferred income tax liabilities.........................................      32,980            31,584
                                                                                        ---------         ---------
           Deferred income tax asset net of deferred income tax liability...........      31,011            49,232
           Less valuation allowance.................................................     (17,501)          (18,229)
                                                                                        ---------         ---------
            Net deferred income tax asset                                               $ 13,510          $ 31,003
                                                                                        =========         =========

      The valuation allowance relates principally to certain foreign net operating loss carryforwards and to certain federal net operating loss and credit carryforwards which are subject to limitation as to utilization. Management believes that future taxable income based on expected future earnings of the Company will more likely than not utilize a substantial portion of the net operating loss carryforwards, tax credit carryforwards and other future tax deductions in existence at September 30, 1994, to realize the net deferred income tax asset. However, as there can be no assurances that such future earnings will be achieved, the aforementioned valuation allowance has been recorded.

      At September 30, 1994, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $44,000,000 and $7,747,000, respectively. These carryforwards will expire at various times between 1998 and 2008, with approximately $30,000,000 of the carryforwards expiring between 2006 and 2008. The usage of a portion of these carryforwards is restricted to future taxable income of certain of the Company's wholly owned subsidiaries and limited by Section 382 of the Internal Revenue Code.

13.   COMMITMENTS

      The Company leases certain facilities and equipment under operating leases. Total rent expense for the years ended September 30, 1994, 1993 and 1992 was $27,306,000, $27,827,000 and $35,559,000, respectively. At September 30,
1994, minimum future rental payments due under all operating leases, net of future sublease income, are as follows (in thousands):


1995.......................................................  $ 26,501
1996.......................................................    24,451
1997.......................................................    20,262
1998.......................................................    18,288
1999.......................................................    15,602
Thereafter.................................................    35,801
                                                             --------
                                                             $140,905
                                                             ========

14.   PREFERRED STOCK

      The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.10 per share ("Preferred Stock"), of which 200,000 shares designated as Series B Junior Preferred Stock ("Junior Preferred Stock") were issued and outstanding at September 30, 1994 and 1993. The Board of Directors of the Company is authorized, without action by the stockholders, to issue Preferred Stock and fix for each series the number of shares, designation, dividend rights, voting rights, redemption rights and other rights.

      The outstanding shares of the Junior Preferred Stock are controlled by the Chairman, the Vice Chairman and a director of the Company. The holders of the Junior Preferred Stock are entitled to a liquidation preference of $8.93 per share and cumulative dividends of $0.98 per share payable quarterly. The Junior Preferred Stock has voting rights of ten votes per share with respect to certain business combinations. The terms of the Junior Preferred Stock prohibit the payment of dividends on the Common Stock whenever dividends on the Junior Preferred Stock are in arrears.

15.   STOCK OPTIONS AND WARRANTS

      The Company has ten stock option plans that provide for the granting of options to officers, directors, key employees and advisors, including six stock plans assumed by the Company in the SCI Merger (the "Systems Center Plans"), under which no further options or other rights may be granted. All options have been granted at or above the fair market value of the stock at the time of the grant.

      Options granted pursuant to the plans (other than options pursuant to the Systems Center Plans) become exercisable generally at a rate of 25% per year and expire within five years from the date of grant. All of the outstanding stock options granted under the Systems Center Plans were fully vested as of September 30, 1994.

      Stock option transactions are summarized below for the three years ended September 30, 1994:

                                                                           AGGREGATE
                                            NUMBER          EXERCISE       EXERCISE
                                           OF SHARES         PRICE           PRICE
                                           ---------      -----------     -----------
Outstanding at September 30, 1991
 (1,945,134 shares exercisable).........   2,885,819     $1.92 - $39.23   $28,250,890
 Granted during the year................   3,301,392      9.62 -  28.38    58,561,166
 Terminated and cancelled during the
  year..................................    (166,715)     2.12 -  33.80    (2,710,204)
 Exercised during the year..............  (1,375,455)     2.12 -  23.42    (9,360,196)
                                          -----------                     ------------
Outstanding at September 30, 1992
 (2,078,510 shares exercisable).........   4,645,041      1.92 -  39.23    74,741,656

 Granted during the year................   3,093,008      8.00 -  24.00    57,654,288
 Terminated and cancelled during the
  year..................................    (109,730)     6.75 -  33.80    (1,583,867)
 Exercised during the year..............    (438,993)     1.92 -  22.15    (4,634,580)
                                           ----------                     ------------
Outstanding at September 30, 1993
 (3,797,865 shares exercisable).........   7,189,326      2.10 -  39.23   126,177,497

 Granted during the year................     520,800     24.00 -  34.50    15,901,475
 Terminated and cancelled during the
  year..................................    (117,804)     2.12 -  39.23    (2,110,416)
 Exercised during the year..............  (1,131,559)     2.10 -  26.10   (15,034,772)
                                         ------------                    -------------
Outstanding at September 30, 1994
 (3,893,745 shares exercisable).........   6,460,763      2.12 -  36.92  $124,933,784
                                         ============                    ============

      At September 30, 1994 and 1993, a maximum of 3,096,711 and 546,637 shares, respectively, were reserved for future grants of options under the plans.

      The following table summarizes the number of warrants exercised during 1994 and information with respect to warrants outstanding at September 30, 1994:

                                                            WARRANTS EXERCISED           WARRANTS OUTSTANDING
                                                        --------------------------    -------------------------
                                                          NUMBER         AGGREGATE     NUMBER       AGGREGATE
                            EXPIRATION    EXERCISE          OF           EXERCISE        OF          EXERCISE
                               DATE        PRICE         WARRANTS          PRICE      WARRANTS         PRICE
                           ------------  ---------      ---------       ----------    --------      -----------
Series B Warrants........  May 1, 1994     $ 6.25         750,000       $4,687,500
Series E Warrants........  May 1, 1994     $ 6.25         416,000        2,600,000
Series F Warrants........  May 1, 1994     $ 6.25         149,700          935,625
Series G Warrants........  March 5, 1995   $ 8.50          13,335          113,348      13,337       $  113,364
Systems Center
 Warrants................  June 25, 1996   $22.16                                      216,680        4,801,629
                                                        ---------       ----------    --------      -----------
                                                        1,329,035       $8,336,473     230,017       $4,914,993
                                                        =========       ==========    ========      ===========

      Officers and directors hold none of the remaining outstanding warrants. During 1993 and 1992, 158,465 and 562,499 warrants with an aggregate exercise price of $1,027,903 and $3,538,117, respectively, were exercised for shares of Common Stock.

      All of the outstanding stock options and warrants are subject to anti-dilution adjustments.

      Subsequent to September 30, 1994, 1,100,000 additional shares became available for grant under the Company's stock option plans. In the latter part of November 1994, Sterling granted to certain officers, directors and other key employees of the Company, including employees added as a result of the acquisition of KnowledgeWare, options to purchase approximately 3,500,000 shares of the Company's common stock at exercise prices ranging from $29.00 to $30.75 per share.

16.   POSTRETIREMENT BENEFITS

      The Company has a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code for all domestic employees who have completed a specified term of service. Pursuant to this plan, eligible participants may elect to contribute a percentage of their annual gross compensation and the Company will contribute additional amounts, as provided by the plan. Benefits under the plan are limited to the assets of the plan. Company contributions charged to expense during 1994, 1993 and 1992 were $2,895,000, $2,517,000 and $2,013,000, respectively. A portion of the Company contributions are invested in Common Stock of the Company. During 1994, 1993 and 1992, the investment of the Company's contributions included 40,700, 43,600 and 35,718 shares of Common Stock, respectively.

      Certain of the Company's subsidiaries also provide medical benefits to eligible retired employees. Certain eligible employees retiring on or after attaining age 55 who have rendered specific years of service as outlined in the plan are entitled to postretirement healthcare coverage. These benefits are subject to deductibles, copayment provisions and other limitations including employee premium contributions. The Company's policy is to fund the cost of the postretirement healthcare coverage in amounts determined at the discretion of management. The Company and its subsidiaries may amend or change the plan periodically, or may terminate the plan.

      A plan amendment was adopted in October 1994 that will reduce the number of employees participating in the postretirement benefit plan. The estimated impact of the amendment of a curtailment gain of approximately $1.9 million and a decrease in net periodic pension cost of $1.4 million will be recognized in 1995.

      In 1993, the Company adopted Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits other than Pensions" ("FAS No. 106"). This new standard requires that the expected costs of retiree healthcare benefits be charged to expense during the years the employee renders service. The effect of adopting the new standard as of October 1, 1992, was a charge of $2,774,000, representing the accumulated benefit obligation existing at that date, net of related income tax benefit of $1,813,000. In addition, postretirement benefit costs for the year ended September 30, 1993, increased by $1,211,000 as a result of the adoption of the new standard. Postretirement benefit costs for the year ended September 30, 1992, which were recorded on a cash basis, were not material and were not restated.

      The following table sets forth the computation of accrued postretirement healthcare benefit costs at September 30 (in thousands):

                                             1994      1993
                                            ------    ------
Accumulated postretirement benefit
 obligation:
  Retirees................................  $  766    $  871
  Fully eligible active plan participants.     916       926
  Other active plan participants..........   5,208     4,773
                                            ------    ------
                                             6,890     6,570
  Assets at fair market value.............     786
                                            ------    ------
Projected benefit obligation in excess
 of assets at fair market value.........     6,104     6,570
Unrecognized net gain (loss)............       364      (757)
                                            ------    ------
Accrued postretirement benefit cost.....    $6,468    $5,813
                                            ======    ======

      The following table presents net periodic postretirement healthcare benefit costs for the years ended September 30, 1994 and 1993 (in thousands):

                                                   YEARS ENDED SEPTEMBER 30
                                                  --------------------------
                                                    1994               1993
                                                  -------            -------
Service cost..................................     $ 857               $ 838
Interest cost.................................       459                 389
Actual asset return...........................        (8)
Net amortization and deferral.................        59
                                                  ------              ------
  Net periodic postretirement benefit cost....    $1,367              $1,227
                                                  ======              ======

      The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8% at September 30, 1994. The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (healthcare cost trend rate) is 11 1/2% for 1994 and is assumed to decrease gradually to 5% after 13 years and remain at that level thereafter.
At September 30, 1993, the weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7%. The weighted average healthcare cost trend rate was 12% for 1993 and is assumed to decrease gradually to 4 1/2% after 15 years and remain at that level thereafter.

      The healthcare cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1994 by $1,641,000 and the aggregate of the service costs and interest cost components of net periodic postretirement benefit cost for 1994 by $323,000.

      The Company does not provide other significant postemployment benefits.

17.   CHANGE-IN-CONTROL AND EMPLOYMENT AGREEMENTS

      The Company has change-in-control agreements with eleven officers that grant the right to receive payments based on the individual's respective salary, bonus and benefits if there has been a change in control (as defined) in the Company and termination of employment has occurred. At September 30, 1994, the maximum liability for salary, bonus and benefits under these agreements would be approximately $30,000,000.

      The Company has entered into employment agreements with eight officers of the Company. Seven of the agreements provide for severance payments based on the individual officer's salary and bonus and continuation of certain benefits for a period of three years if the Company terminates the officer's employment. The other employment agreement provides for an annual base salary plus agreed-upon bonuses or benefits and converts to a five year consulting agreement upon the occurrence of certain events. The aggregate commitment for future salaries, excluding bonuses, under these employment agreements would be approximately $10,438,000.

18.   QUARTERLY FINANCIAL RESULTS (UNAUDITED)

      The Company's consolidated operating results for each quarter of 1994 and 1993 are summarized as follows (in thousands, except per share data):

                                                              THREE MONTHS ENDED
                                                 ---------------------------------------------
                                                 DECEMBER 31  MARCH 31  JUNE 30   SEPTEMBER 30
                                                 ----------- --------- --------  -------------
       Year ended September 30, 1994 (1):
       Revenue.................................     $110,032  $115,466  $116,543  $131,352
       Cost of sales...........................       41,672    44,342    41,542    44,189
       Product development and enhancement.....        7,476     8,178     8,852     8,496
       Selling, general and administrative.....       41,460    41,256    42,390    48,006
       Income before other income (expense)
        and income taxes.......................       19,424    21,690    23,759    30,661
       Income applicable to common stockholders       10,774    13,506    14,926    18,937

       Average common shares outstanding.......       18,399    19,857    20,433    20,562

       Income per common share:
        Net income:
         Primary................................        $.48      $.59      $.65      $.82
         Fully diluted..........................        $.44      $.54      $.59      $.74

                                                                THREE MONTHS ENDED
                                                 ------------------------------------------------
                                                 DECEMBER 31   MARCH 31    JUNE 30   SEPTEMBER 30
                                                ------------  ---------  ---------- --------------
       Year ended September 30, 1993 (1):
       Revenue.................................     $100,063   $98,666     $105,456    $111,929
       Cost of sales...........................       40,850    42,393       44,277      44,585
       Product development and enhancement.....        6,057     6,839        7,128       7,373
       Selling, general and administrative.....       43,542    40,547       44,735      41,356
       Restructuring charges (2)...............                                          91,260
       Income (loss) before other income
        (expense), income taxes, extraordinary
        item and cumulative effect of a
        change in accounting principle.........        9,614     8,887        9,316     (72,645)
       Income (loss) before extraordinary
        item and cumulative effect of a
        change in accounting principle.........        5,519     4,719        5,212     (48,297)
       Income (loss) before cumulative effect
        of a change in accounting principle....        5,519     3,238        5,212     (48,297)
       Income (loss) applicable to common
        stockholders...........................        2,424     2,923(3)     4,894     (48,347)
       Average common shares outstanding.......       16,866    17,336       17,817      18,007
       Income (loss) per common share:
        Income (loss) before extraordinary
         item and cumulative effect of a
         change in accounting principle........     $    .27   $   .22     $    .25    $  (2.68)


        Income (loss) before cumulative effect
         of a change in accounting principle...          .27       .15          .25       (2.68)

        Net income (loss)......................          .14       .15          .25       (2.68)
_______________

(1) In August 1994, Sterling acquired ABC in a merger accounted for as a pooling of interests. Sterling's consolidated financial statements have been retroactively adjusted to include the results of ABC for all periods presented. See Note 2.

(2) The 1993 restructuring charges reflect the cost of combination of Sterling and Systems Center, including transaction costs and charges relating to the elimination of duplicate facilities and equipment, severance costs and the write-off of costs related to certain software products not actively marketed by the Company. See Note 3.

(3) Income applicable to common stockholders in the second quarter of 1993 includes an extraordinary loss (net of applicable income taxes) of $1,481,000. See Note 10.

Information concerning the Company's operations by business segment for each quarter of 1994, 1993 and 1992 is summarized as follows (in thousands):


                                                                 THREE MONTHS ENDED
                                                  ------------------------------------------------
                                                  DECEMBER 31   MARCH 31    JUNE 30   SEPTEMBER 30
                                                  -----------  ---------   ---------  ------------
Year ended September 30, 1994:
 Revenue:
  Enterprise Software.............                 $ 47,885      $ 46,378   $ 45,110     $ 54,821
  Electronic Commerce.............                   35,316        38,356     42,087       47,841
  Federal Systems.................                   24,718        26,945     27,296       28,014
  Corporate and other.............                    2,113         3,787      2,050          676
                                                  ----------     ---------  ---------   ----------
   Consolidated totals............                 $110,032      $115,466   $116,543     $131,352
                                                  ==========     =========  =========   ==========
 Operating Profit (Loss):
  Enterprise Software.............                 $ 15,727      $ 13,563   $ 13,907     $ 18,021
  Electronic Commerce.............                    6,798        10,827     12,783       17,706
  Federal Systems.................                    1,614         1,694      2,391        1,561
  Restructuring charge............
  Corporate and other.............                   (4,715)       (4,394)    (5,322)      (6,627)
                                                  ----------     ---------  ---------   ----------
   Consolidated totals............                 $ 19,424      $ 21,690   $ 23,759     $ 30,661
                                                  ==========     =========  =========   ==========
Year ended September 30, 1993:
 Revenue:
  Enterprise Software.............                 $ 47,459      $ 44,260   $ 44,979     $ 49,126
  Electronic Commerce.............                   26,523        27,253     32,662       34,397
  Federal Systems.................                   23,747        24,805     25,700       26,544
  Corporate and other.............                    2,334         2,348      2,115        1,862
                                                  ----------     ---------  ---------   ----------
   Consolidated totals............                 $100,063      $ 98,666   $105,456     $111,929
                                                  ==========     =========  =========   ==========
 Operating Profit (Loss):
  Enterprise Software.............                 $ 10,152      $  9,365   $  6,006     $ 12,816
  Electronic Commerce.............                    3,372         4,225      8,116        8,778
  Federal Systems.................                    1,580         1,657      1,370        1,688
  Restructuring charge............                                                        (91,260)
  Corporate and other.............                   (5,490)       (6,360)    (6,176)      (4,667)
                                                  ----------     ---------  ---------   ----------
   Consolidated totals............                 $  9,614      $  8,887   $  9,316     $(72,645)
                                                  ==========     =========  =========   ==========
Year ended September 30, 1992:
 Revenue:
  Enterprise Software.............                 $ 43,247      $ 42,993   $ 43,970     $ 49,876
  Electronic Commerce.............                   20,726        21,971     22,336       28,106
  Federal Systems.................                   22,108        23,688     24,013       25,337
  Corporate and other.............                    3,303         1,828      2,716        2,178
                                                  ----------     ---------  ---------   ----------
   Consolidated totals............                 $ 89,384      $ 90,480   $ 93,035     $105,497
                                                  ==========     =========  =========   ==========
 Operating Profit (Loss):
  Enterprise Software.............                 $  8,635      $  6,601   $  5,365     $ 10,886
  Electronic Commerce.............                    3,334         2,316      1,213        3,833
  Federal Systems.................                    1,719         1,424      1,359        1,395
  Restructuring charge............                                           (11,515)
  Corporate and other.............                   (6,959)       (4,640)    (7,267)      (6,161)
                                                  ----------     ---------  ---------   ----------
   Consolidated totals............                 $  6,729      $  5,701   $(10,845)    $  9,953
                                                  ==========     =========  =========   ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


      The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's 1995 Annual Meeting of Stockholders under the heading "Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Part I of this report, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.


      The information concerning executive compensation is set forth in the Proxy Statement under the heading "Management Compensation," which information is incorporated herein by reference. Information contained in the Proxy Statement under the caption "Management Compensation - Report of the Executive and Stock Option Committees of the Board of Directors on Executive Compensation and -Stock Performance Chart" is not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


      The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Principal Stockholders and Management Ownership," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


      The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the headings "Management Compensation
- - -- Executive and Stock Option Committee Interlocks and Insider Participation" and "Certain Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


   (a) The following documents are filed as a part of this Annual Report on Form 10-K.

   1.  Consolidated Financial Statements:

       See Index to Consolidated Financial Statements at Item 8.

   2.  Consolidated Financial Statement Schedules:

       The Registrant will file an amendment on Form 10-K/A to include Financial Statement Schedules II, VIII and X required by Part IV. Schedules other than Schedules II, VIII and X are omitted for the reason that they are either not required or not applicable or the required information is included in the consolidated financial statements or notes thereto.


3.  Exhibits:
    2(a)          -  Agreement and Plan of Merger dated as
                     of March 31, 1993 among the Company,
                     Systems Center, Inc. and SSI
                     Acquisition Corporation ("SCI
                     Agreement and Plan of Merger")  (1)
    2(b)          -  First Amendment to SCI Agreement and
                     Plan of Merger  (11)
    2(c)          -  Amended and Restated Agreement and
                     Plan of Merger dated as of August 31,
                     1994, among the Company,
                     KnowledgeWare, Inc. and SSI
                     Corporation ("KWI Agreement and Plan
                     of Merger")  (2)
    2(d)          -  Agreement dated October 11, 1994
                     among the Company, KnowledgeWare,
                     Inc. and SSI Corporation  (2)
    2(e)          -  First Amendment to KWI Agreement and
                     Plan of Merger  (2)
    3(a)          -  Certificate of Incorporation of the
                     Company  (3)
    3(b)          -  Certificate of Amendment of
                     Certificate of Incorporation of the
                     Company  (11)
    3(c)          -  Certificate of Amendment of
                     Certificate of Incorporation of the
                     Company  (4)
    3(d)          -  Restated Bylaws of the Company  (5)
    4(a)          -  Form of Common Stock Certificate  (6)
    4(b)          -  Form of Certificate of Designation,
                     Preferences, Rights and Limitations
                     with respect to Series B Junior
                     Preferred Stock  (11)
    4(c)          -  Form of Indenture between the Company
                     and Bank of America Texas, National
                     Association, as Trustee, including
                     the form of 5 3/4% Convertible
                     Subordinated Debenture attached as
                     Exhibit A thereto  (7)
    4(d)          -  Preferred Stock and Warrant Purchase
                     Agreement dated June 25, 1991 among
                     Systems Center, Inc. and the
                     Investors named therein  (8)
    4(e)          -  Warrant Agreement dated June 9, 1994
                     between KnowledgeWare, Inc. and Trust
                     Company Bank  (14)
    4(f)          -  Supplemental Warrant Agreement dated as of
                     November 30, 1994 between Knowledgeware,
                     Inc. and Trust Company Bank  (14)
    9             -  None
    10(a)         -  Amended and Restated Stock Option
                     Agreement dated as of August 31, 1994
                     between the Company and
                     KnowledgeWare, Inc.  (2)
    10(b)         -  Form of Amended and Restated
                     Stockholder Agreement dated as of
                     August 31, 1994 between the Company
                     and certain stockholders of
                     KnowledgeWare, Inc.  (2)
    10(c)         -  Form of Registration Rights Agreement
                     dated as of November 30, 1994
                     among the Company and the Selling
                     Stockholders named therein  (2)
    10(d)         -  Form of Escrow Agreement dated as of
                     November 30, 1994 among the Company,
                     KnowledgeWare, Inc., The First
                     National Bank of Boston, N.A. and
                     Stuart Finestone  (2)
    10(e)         -  Amended Incentive Stock Option Plan
                     of the Company  (16), (19)
    10(f)         -  Amended Non-Statutory Stock Option
                     Plan of the Company  (16), (19)
    10(g)         -  Supplemental Executive Retirement
                     Plan II of Informatics General
                     Corporation  (11)
    10(h)         -  Form of Supplemental Executive
                     Retirement Plan II Agreement (the
                     "SERP II Agreement")  (11)
    10(i)         -  Amendment to SERP II Agreement  (11)
    10(j)         -  Form of Employment Agreement with
                     Jeannette P. Meier, George H. Ellis
                     and Phillip A. Moore  (11), (19)


    10(k)         -  Form of Amendment No. 1 to Employment
                     Agreement with Jeannette P. Meier,
                     George H. Ellis and Phillip A. Moore
                     (11), (19)
    10(l)         -  Employment Agreement with Sam Wyly
                     (11), (19)
    10(m)         -  Employment Agreement with Charles J.
                     Wyly, Jr. (11), (19)
    10(n)         -  Employment Agreement with Sterling L.
                     Williams (11), (19)
    10(o)         -  Form of Amendment No. 1 to Employment
                     Agreement with Charles J. Wyly, Jr.
                     and Sterling L. Williams (11), (19)
    10(p)         -  Amendment No. 1 to Employment
                     Agreement with Sam Wyly (11), (19)
    10(q)         -  Amendment No. 2 to Employment
                     Agreement with Sam Wyly (11), (19)
    10(r)         -  Consultation Agreement with REC
                     Enterprises, Inc. (11), (19)
    10(s)         -  Employment Agreement with William D.
                     Plumb (11), (19)
    10(t)         -  Employment Agreement with William D.
                     Plumb (11), (19)
    10(u)         -  Form of Employment Agreement with
                     Edward J. Lott, Warner C. Blow,
                     Werner L. Frank and Geno P. Tolari
                     (11), (19)
    10(v)         -  Employment Agreement with Sterling L.
                     Williams (1), (19)
    10(w)         -  Form of Employment Agreement with
                     Jeannette P. Meier, George H. Ellis,
                     Phillip A. Moore, Warner C. Blow and
                     Geno P. Tolari (1), (19)
    10(x)         -  Employment Agreement with Werner L.
                     Frank (19), (20)
    10(y)         -  Form of Series B Warrant Agreement
                     (11)
    10(z)         -  Form of Amendment to Series B Warrant
                     Agreement (January 1988) (11)
    10(aa)        -  Form of Amendment to Series B Warrant
                     Agreement (May 1989) (11)
    10(bb)        -  Form of Series E Warrant Agreement
                     (11)
    10(cc)        -  Form of Amendment to Series E Warrant
                     Agreement (May 1989) (11)
    10(dd)        -  Form of Series F Warrant Agreement
                     (11)
    10(ee)        -  Form of Amendment to Series F Warrant
                     Agreement (May 1989) (11)
    10(ff)        -  Amended and Restated Revolving Credit
                     and Term Loan Agreement dated June 8,
                     1990 between the Company and The
                     First National Bank of Boston and
                     BankOne Texas N.A. ("Loan Agreement")
                     (11)
    10(gg)        -  First Amendment to Loan Agreement
                     dated as of October 16, 1990 (11)
    10(hh)        -  Second Amendment to Loan Agreement
                     dated as of September 19, 1991 (11)
    10(ii)        -  Third Amendment to Loan Agreement
                     dated as of December 31, 1991 (11)
    10(jj)        -  Fourth Amendment to Loan Agreement
                     dated as of June 15, 1992 (11)
    10(kk)        -  Fifth Amendment to Loan Agreement
                     dated as of July 31, 1992 (11)
    10(ll)        -  Sixth Amendment to Loan Agreement
                     dated as of August 31, 1992 (11)
    10(mm)        -  Seventh Amendment to Loan Agreement
                     dated as of September 9, 1992 (11)
    10(nn)        -  Eighth Amendment to Loan Agreement
                     dated as of September 30, 1992 (11)
    10(oo)        -  Ninth Amendment to Loan Agreement
                     dated as of October 13, 1992 (11)
    10(pp)        -  Tenth Amendment to Loan Agreement
                     dated as of December 17, 1992 (1)
    10(qq)        -  Form of Eleventh Amendment to Loan
                     Agreement dated as of March 29, 1993
                     (11)
    10(rr)        -  Twelfth Amendment to Loan Agreement
                     dated as of June 30, 1993 (11)
    10(ss)        -  Form of Thirteenth Amendment to Loan
                     Agreement dated as of November 10,
                     1993 (11)
    10(tt)        -  Form of Fourteenth Amendment to Loan
                     Agreement dated as of November 22,
                     1993 (11)
    10(uu)        -  Fifteenth Amendment to Loan Agreement
                     dated as of December 21, 1993 (12)
    10(vv)        -  Sixteenth Amendment to Loan Agreement
                     dated as of December 30, 1993 (12)
    10(ww)        -  Seventeenth Amendment to Loan
                     Agreement dated as of January 31,
                     1994 (12)
    10(xx)        -  Eighteenth Amendment to Loan
                     Agreement dated as of March 15, 1994
                     (13)
    10(yy)        -  Nineteenth Amendment to Loan
                     Agreement dated as of May 17, 1994
                     (16)
    10(zz)        -  Form of Twentieth Amendment to Loan
                     Agreement dated as of November 30, 1994
                     (20)
    10(aaa)       -  1993 Executive Compensation Plan for
                     Group Presidents (1), (19)
    10(bbb)       -  1994 Executive Compensation Plan for
                     Group Presidents (11), (19)
    10(ccc)       -  1995 Executive Compensation Plan for
                     Group Presidents (19), (20)
    10(ddd)       -  Form of Series G Warrant Agreement
                     (11)
    10(eee)       -  Amended 1992 Non-Statutory Stock
                     Option Plan (17), (19)
    10(fff)       -  1994 Non-Statutory Stock Option Plan
                     (15), (19)
    10(ggg)       -  Form of Indemnity Agreement between
                     the Company and each of its directors
                     and officers (11)
    10(hhh)       -  Systems Center, Inc. Restated and
                     Amended Restricted Stock Plan (9)

    10(iii)       -  Systems Center, Inc. Amended and
                     Restated Nondiscretionary Restricted
                     Stock Plan (9)
    10(jjj)       -  Systems Center, Inc. 1982 Stock
                     Option Plan (9)
    10(kkk)       -  Systems Center, Inc. 1992 Stock
                     Incentive Plan (9)
    10(lll)       -  Systems Center, Inc. 1983 Stock Plan
                     (9)
    10(mmm)       -  Systems Center, Inc. Share Option
                     Scheme (9)
    10(nnn)       -  Registration Rights Agreement dated
                     as of July 1, 1993 among the Company
                     and the Selling Stockholders named
                     therein (10)
    10(ooo)       -  KnowledgeWare, Inc. Incentive Stock
                     Option Plan of 1984 (18)
    10(ppp)       -  KnowledgeWare, Inc. Second Incentive
                     Stock Option Plan of 1984 (18)
    10(qqq)       -  KnowledgeWare, Inc. 1988 Stock
                     Incentive Plan (18)
    10(rrr)       -  Consultation Agreement dated December
                     1, 1994 between the Company and
                     Francis A. Tarkenton (20)
    11            -  Computation of Earnings Per Share,
                     Year Ended September 30, 1994 (20)
    12            -  None
    13            -  None
    16            -  None
    18            -  None
    21            -  Subsidiaries (20)
    22            -  None
    23.1          -  Consent of Ernst & Young LLP,
                     Independent Auditors (20)
    23.2          -  Consent of Arthur Andersen LLP,
                     Independent Accountants (20)
    24            -  None
    27            -  Financial Data Schedule (20)
    28            -  None
    99            -  None

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

        On September 2, 1994, the Company filed a Current Report on Form 8-K dated August 31, 1994, with respect to Item 5 and Item 7 of said form, which report related to an Amended and Restated Agreement and Plan of Merger with KnowledgeWare, Inc., pursuant to which the Company will acquire KnowledgeWare, Inc.

        On November 3, 1994, the Company filed a Current Report on Form 8-K dated November 3, 1994, with respect to Item 5 and Item 7 of said form, which report related to the Companys proposed acquisition of KnowledgeWare. The Company included in such report the following financial statements of
   KnowledgeWare:  (i) Consolidated Balance Sheets as of June 30, 1994 and 1993;
   (ii) Consolidated Statements of Operations for the years ended June 30, 1994, 1993 and 1992; (iii) Consolidated Statements of Shareholders Equity for the years ended June 30, 1994, 1993 and 1992; (iv) Consolidated Statements of Cash Flows for the years ended

   June 30, 1994, 1993 and 1992 and (v) the related notes thereto. The Company also included in such report the following pro forma combined condensed financial statements assuming a business combination between the Company and KnowledgeWare accounted for as a purchase of KnowledgeWare by Sterling: (i) the unaudited Pro Forma Combined Condensed Balance Sheet of Sterling and KnowledgeWare as of June 30, 1994; (ii) the unaudited Pro Forma Combined Condensed Statements of Operations of Sterling and KnowledgeWare for the nine months ended June 30, 1994; (iii) the unaudited Pro Forma Combined Condensed Statements of Operations of Sterling and KnowledgeWare for the year ended September 30, 1993; and (iv) the related notes thereto.

       On November 14, 1994, the Company filed a Current Report on Form 8-K dated November 14, 1994, with respect to Item 5 and Item 7 of said form, which report related to the Companys proposed acquisition of KnowledgeWare. The Company included in such report the following Financial Statements of
   KnowledgeWare: (i) the unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 1994 and 1993; (ii) the unaudited Condensed Consolidated Balance Sheets as of September 30, 1994 (unaudited) and June 30, 1994 (audited); (iii) the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1994 and 1993 and (iv) the related notes thereto.

       On November 25, 1994, the Company filed a Current Report on Form 8-K dated November 14, 1994, with respect to Item 5 of said form, which report related to the Companys proposed acquisition of KnowledgeWare.

________________
(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-62028 on Form S-4 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement No. 33-56185 on Form S-4 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement No. 2-82506 on Form S-1 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-69926 on Form S-8 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 on Form S-1 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Registration Statement No. 33-57428 on Form S-3 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Systems Center, Inc. for the quarter ended June 30, 1991 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Registration Statement No. 33-65402 on Form S-8 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Registration Statement No. 33-71706 on Form S-3 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference.
(14) Previously filed as an exhibit to the Company's Registration Statement No. 33-56679 on Form S-3 and incorporated herein by reference.
(15) Previously filed as an exhibit to the Company's Registration Statement No. 33-53837 on Form S-3 and incorporated herein by reference.
(16) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.
(17) Previously filed as an exhibit to the Companys Registration Statement No. 33-56683 on Form S-3 and incorporated herein by reference.
(18) Previously filed as an exhibit to the Companys Registration Statement No. 33-56681 on Form S-8 and incorporated herein by reference.
(19) Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the form.
(20)   Filed herewith.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           STERLING SOFTWARE, INC.


Date: December 5, 1994          By           /s/ Sterling L. Williams
                                   ---------------------------------------
                                               Sterling L. Williams
                                President, Chief Executive Officer and Director
                                          (Principal Executive Officer)


Date: December 5, 1994          By         /s/ George H. Ellis
                                   ---------------------------------------
                                             George H. Ellis
                                      Executive Vice President, Finance
                                         and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  December 5, 1994      By        /s/  Robert J. Donachie
                                -------------------------------------
                                          Robert J. Donachie
                                 Chairman of the Audit Committee and
                                               Director


Date:  December 5, 1994      By         /s/  Michael C. French
                                 -------------------------------------
                                          Michael C. French
                                               Director


Date:  December 5, 1994      By         /s/  Phillip A. Moore
                                  ------------------------------------
                                           Phillip A. Moore
                                      Executive Vice President,
                                       Technology and Director


Date:  December 5, 1994      By       /s/  Charles J. Wyly, Jr.
                                  ------------------------------------
                                         Charles J. Wyly, Jr.
                                    Vice Chairman of the Board and
                                               Director


Date:  December 5, 1994      By           /s/  Evan A. Wyly
                                   ------------------------------------
                                             Evan A. Wyly
                                               Director


Date:  December 5, 1994      By          /s/  Robert E. Cook
                                   ------------------------------------
                                            Robert E. Cook
                                               Director


Date:  December 5, 1994      By       /s/  Donald R. Miller, Jr.
                                   ------------------------------------
                                        Donald R. Miller, Jr.
                                               Director


Date:  December 5, 1994      By       /s/  Sterling L. Williams
                                 -------------------------------------
                                         Sterling L. Williams
                                  President, Chief Executive Officer
                                             and Director


Date:  December 5, 1994      By             /s/  Sam Wyly
                                 --------------------------------------
                                               Sam Wyly
                                  Chairman of the Board and Director


                           INDEX TO EXHIBITS
                           -----------------
    2(a)     -    Agreement and Plan of Merger dated
                  as of March 31, 1993 among the
                  Company, Systems Center, Inc. and
                  SSI Acquisition Corporation ("SCI
                  Agreement and Plan of Merger") (1)
    2(b)     -    First Amendment to SCI Agreement
                  and Plan of Merger (11)
    2(c)     -    Amended and Restated Agreement and
                  Plan of Merger dated as of August
                  31, 1994, among the Company,
                  KnowledgeWare, Inc. and SSI
                  Corporation ("KWI Agreement and
                  Plan of Merger") (2)
    2(d)     -    Agreement dated October 11, 1994
                  among the Company,
                  KnowledgeWare, Inc. and SSI
                  Corporation (2)
    2(e)     -    First Amendment to KWI Agreement
                  and Plan of Merger (2)
    3(a)     -    Certificate of Incorporation of the
                  Company (3)
    3(b)     -    Certificate of Amendment of
                  Certificate of Incorporation of the
                  Company (11)
    3(c)     -    Certificate of Amendment of
                  Certificate of Incorporation of the
                  Company (4)
    3(d)     -    Restated Bylaws of the Company (5)
    4(a)     -    Form of Common Stock Certificate (6)
    4(b)     -    Form of Certificate of Designation,
                  Preferences, Rights and Limitations
                  with respect to Series B Junior
                  Preferred Stock (11)
    4(c)     -    Form of Indenture between the
                  Company and Bank of America Texas,
                  National Association, as Trustee,
                  including the form of 5 3/4%
                  Convertible Subordinated Debenture
                  attached as Exhibit A thereto (7)
    4(d)     -    Preferred Stock and Warrant
                  Purchase Agreement dated June 25,
                  1991 among Systems Center, Inc. and
                  the Investors named therein (8)
    4(e)     -    Warrant Agreement dated June 9, 1994
                  between KnowledgeWare, Inc. and Trust
                  Company Bank (14)
    4(f)     -    Supplemental Warrant Agreement dated as
                  of November 30, 1994 between KnowledgeWare,
                  Inc. and Trust Company Bank (14)
    9        -    None
    10(a)    -    Amended and Restated Stock Option
                  Agreement dated as of August 31,
                  1994 between the Company and
                  KnowledgeWare, Inc. (2)
    10(b)    -    Form of Amended and Restated
                  Stockholder Agreement dated as of
                  August 31, 1994 between the Company
                  and certain stockholders of
                  KnowledgeWare, Inc. (2)
    10(c)    -    Form of Registration Rights
                  Agreement dated as of November 30, 1994
                  among the Company and the Selling
                  Stockholders named therein (2)
    10(d)    -    Form of Escrow Agreement dated as of
                  November 30, 1994 among the
                  Company, KnowledgeWare, Inc., The
                  First National Bank of Boston, N.A.
                  and Stuart Finestone (2)
    10(e)    -    Amended Incentive Stock Option Plan
                  of the Company (16), (19)
    10(f)    -    Amended Non-Statutory Stock Option
                  Plan of the Company (16), (19)
    10(g)    -    Supplemental Executive Retirement
                  Plan II of Informatics General
                  Corporation (11)
    10(h)    -    Form of Supplemental Executive
                  Retirement Plan II Agreement (the
                  "SERP II Agreement") (11)
    10(i)    -    Amendment to SERP II Agreement (11)
    10(j)    -    Form of Employment Agreement with
                  Jeannette P. Meier, George H. Ellis
                  and Phillip A. Moore (11), (19)
    10(k)    -    Form of Amendment No. 1 to
                  Employment Agreement with Jeannette
                  P. Meier, George H. Ellis and
                  Phillip A. Moore (11), (19)
    10(l)    -    Employment Agreement with Sam Wyly
                  (11), (19)
    10(m)    -    Employment Agreement with Charles
                  J. Wyly, Jr. (11), (19)
    10(n)    -    Employment Agreement with Sterling
                  L. Williams (11), (19)
    10(o)    -    Form of Amendment No. 1 to
                  Employment Agreement with Charles
                  J. Wyly, Jr. and Sterling L.
                  Williams (11), (19)
    10(p)    -    Amendment No. 1 to Employment
                  Agreement with Sam Wyly (11), (19)
    10(q)    -    Amendment No. 2 to Employment
                  Agreement with Sam Wyly (11), (19)
    10(r)    -    Consultation Agreement with REC
                  Enterprises, Inc. (11), (19)
    10(s)    -    Employment Agreement with William
                  D. Plumb (11), (19)
    10(t)    -    Employment Agreement with William
                  D. Plumb (11), (19)

    10(u)    -    Form of Employment Agreement with
                  Edward J. Lott, Warner C. Blow,
                  Werner L. Frank and Geno P. Tolari
                  (11), (19)
    10(v)    -    Employment Agreement with Sterling
                  L. Williams (1), (19)
    10(w)    -    Form of Employment Agreement with
                  Jeannette P. Meier, George H.
                  Ellis, Phillip A. Moore, Warner C.
                  Blow and Geno P. Tolari (1), (19)
    10(x)    -    Employment Agreement with Werner L.
                  Frank (19), (20)
    10(y)    -    Form of Series B Warrant Agreement
                  (11)
    10(z)    -    Form of Amendment to Series B
                  Warrant Agreement (January 1988)
                  (11)
    10(aa)   -    Form of Amendment to Series B
                  Warrant Agreement (May 1989) (11)
    10(bb)   -    Form of Series E Warrant Agreement
                  (11)
    10(cc)   -    Form of Amendment to Series E
                  Warrant Agreement (May 1989) (11)
    10(dd)   -    Form of Series F Warrant Agreement
                  (11)
    10(ee)   -    Form of Amendment to Series F
                  Warrant Agreement (May 1989) (11)
    10(ff)   -    Amended and Restated Revolving
                  Credit and Term Loan Agreement
                  dated June 8, 1990 between the
                  Company and The First National Bank
                  of Boston and BankOne Texas N.A.
                  ("Loan Agreement") (11)
    10(gg)   -    First Amendment to Loan Agreement
                  dated as of October 16, 1990 (11)
    10(hh)   -    Second Amendment to Loan Agreement
                  dated as of September 19, 1991 (11)
    10(ii)   -    Third Amendment to Loan Agreement
                  dated as of December 31, 1991 (11)
    10(jj)   -    Fourth Amendment to Loan Agreement
                  dated as of June 15, 1992 (11)
    10(kk)   -    Fifth Amendment to Loan Agreement
                  dated as of July 31, 1992 (11)
    10(ll)   -    Sixth Amendment to Loan Agreement
                  dated as of August 31, 1992 (11)
    10(mm)   -    Seventh Amendment to Loan Agreement
                  dated as of September 9, 1992 (11)
    10(nn)   -    Eighth Amendment to Loan Agreement
                  dated as of September 30, 1992 (11)
    10(oo)   -    Ninth Amendment to Loan Agreement
                  dated as of October 13, 1992 (11)
    10(pp)   -    Tenth Amendment to Loan Agreement
                  dated as of December 17, 1992 (1)
    10(qq)   -    Form of Eleventh Amendment to Loan
                  Agreement dated as of March 29,
                  1993 (11)
    10(rr)   -    Twelfth Amendment to Loan Agreement
                  dated as of June 30, 1993 (11)
    10(ss)   -    Form of Thirteenth Amendment to
                  Loan Agreement dated as of November
                  10, 1993 (11)
    10(tt)   -    Form of Fourteenth Amendment to
                  Loan Agreement dated as of November
                  22, 1993 (11)
    10(uu)   -    Fifteenth Amendment to Loan
                  Agreement dated as of December 21,
                  1993 (12)
    10(vv)   -    Sixteenth Amendment to Loan
                  Agreement dated as of December 30,
                  1993 (12)
    10(ww)   -    Seventeenth Amendment to Loan
                  Agreement dated as of January 31,
                  1994 (12)
    10(xx)   -    Eighteenth Amendment to Loan
                  Agreement dated as of March 15,
                  1994 (13)
    10(yy)   -    Nineteenth Amendment to Loan
                  Agreement dated as of May 17, 1994
                  (16)
    10(zz)   -    Form of Twentieth Amendment to Loan
                  Agreement dated as of November 30,
                  1994 (20)
    10(aaa)  -    1993 Executive Compensation Plan
                  for Group Presidents (1), (19)
    10(bbb)  -    1994 Executive Compensation Plan
                  for Group Presidents (11), (19)
    10(ccc)  -    1995 Executive Compensation Plan
                  for Group Presidents (19), (20)
    10(ddd)  -    Form of Series G Warrant Agreement
                  (11)
    10(eee)  -    Amended 1992 Non-Statutory Stock
                  Option Plan (17), (19)
    10(fff)  -    1994 Non-Statutory Stock Option
                  Plan (15), (19)
    10(ggg)  -    Form of Indemnity Agreement between
                  the Company and each of its
                  directors and officers (11)
    10(hhh)  -    Systems Center, Inc. Restated and
                  Amended Restricted Stock Plan (9)
    10(iii)  -    Systems Center, Inc. Amended and
                  Restated Nondiscretionary
                  Restricted Stock Plan (9)
    10(jjj)  -    Systems Center, Inc. 1982 Stock
                  Option Plan (9)
    10(kkk)  -    Systems Center, Inc. 1992 Stock
                  Incentive Plan (9)
    10(lll)  -    Systems Center, Inc. 1983 Stock
                  Plan (9)
    10(mmm)  -    Systems Center, Inc. Share Option Scheme (9)

    10(nnn)  -   Registration Rights Agreement dated as of
                 July 1, 1993 among the
                 Company and the Selling
                 Stockholders named therein (10)
    10(ooo)  -   KnowledgeWare, Inc. Incentive Stock
                 Option Plan of 1984 (18)
    10(ppp)  -   KnowledgeWare, Inc. Second
                 Incentive Stock Option Plan of 1984 (18)
    10(qqq)  -   KnowledgeWare, Inc. 1988 Stock
                 Incentive Plan (18)
    10(rrr)  -   Consultation Agreement dated
                 December 1, 1994 between the
                 Company and Francis A. Tarkenton (20)
    11       -   Computation of Earnings Per Share,
                 Year Ended September 30, 1994 (20)
    12       -   None
    13       -   None
    16       -   None
    18       -   None
    21       -   Subsidiaries (20)
    22       -   None
    23.1     -   Consent of Ernst & Young LLP,
                 Independent Auditors (20)
    23.2     -   Consent of Arthur Andersen LLP,
                 Independent Accountants (20)
    24       -   None
    27       -   Financial Data Schedule (20)
    28       -   None
    99       -   None

__________
(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-62028 on Form S-4 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement No. 33-56185 on form S-4 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement No. 2-82506 on Form S-1 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-69926 on Form S-8 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 on Form S-1 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Registration Statement No. 33-57428 on Form S-3 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Systems Center, Inc. for the quarter ended June 30, 1991 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Registration Statement No. 33-65402 on Form S-8 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Registration Statement No. 33-71706 on Form S-3 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.

(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference.
(14) Previously filed as an exhibit to the Company's Registration Statement No. 33-56679 on Form S-3 and incorporated herein by reference.
(15) Previously filed as an exhibit to the Company's Registration Statement No. 33-53837 on Form S-3 and incorporated herein by reference.
(16) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.
(17) Previously filed as an exhibit to the Companys Registration Statement No. 33-56683 on Form S-3 and incorporated herein by reference.
(18) Previously filed as an exhibit to the Companys Registration Statement No. 33-56681 on Form S-8 and incorporated herein by reference.
(19) Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the form.
(20) Filed herewith.