Form 10-K/A
period 1994-09-30
STERLING SOFTWARE INC
filed 1995-01-25
CIK 716714

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1


     (X)  Annual Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934 (Fee Required)
                 For the fiscal year ended September 30, 1994
                                      or
     ( )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                    Exchange Act of 1934 (No Fee Required)
          For the transition period from ____________________________
                                      to ____________________________


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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No  _____
                                               ------

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

                                        STERLING SOFTWARE, INC.

                                          TABLE OF CONTENTS

Form 10-K Item                                                                                     Page
- --------------                                                                                     ----
Part I.

    Item 1.  Business..........................................................................      *

    Item 2.  Properties........................................................................      *

    Item 3.  Legal Proceedings.................................................................      *

    Item 4.  Submission of Matters to a Vote of Security Holders...............................      *



Part II.

    Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.............      *

    Item 6.  Selected Financial Data...........................................................      *

    Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations.......................................................................      *

    Item 8.  Financial Statements and Supplementary Data.......................................      *

    Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure........................................................................      *



Part III.

    Item 10. Directors and Executive Officers of the Registrant................................      *

    Item 11. Executive Compensation............................................................      *

    Item 12. Security Ownership of Certain Beneficial Owners and Management....................      *

    Item 13. Certain Relationships and Related Transactions....................................      *



Part IV.

    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...................      3

- ------------------------
*Not amended

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) The following documents are filed as a part of this Annual Report on Form 10-K.

      1.   Consolidated Financial Statements:

                                                                                           Page
                                                                                           ----
           Reports of Independent Auditors...............................................    *

           Consolidated Balance Sheets at September 30, 1994 and 1993....................    *

           Consolidated Statements of Operations for the Years Ended
            September 30, 1994, 1993 and 1992............................................    *

           Consolidated Statements of Stockholders' Equity for the Years Ended
            September 30, 1994, 1993 and 1992............................................    *

           Consolidated Statements of Cash Flows for the Years Ended
            September 30, 1994, 1993 and 1992............................................    *

           Notes to Consolidated Financial Statements....................................    *



      2.   Consolidated Financial Statement Schedules:

                                                                                           Page
                                                                                           ----
           Report of Independent Auditors on Schedules...................................   10

           Schedule II - Amounts Receivable from Related Parties and Underwriters,
            Promoters and Employees Other than Related Parties for the Years Ended
            September 30, 1994, 1993 and 1992............................................   11

           Schedule VIII - Valuation and Qualifying Accounts for the Years Ended
            September 30, 1994, 1993 and 1992............................................   14

           Schedule X - Consolidated Supplementary Income Statement Information
            for the Years Ended September 30, 1994, 1993 and 1992........................   15

    Schedules other than Schedules II, VIII and X are omitted for the reason that they are either not required or not applicable or the required information is included in the consolidated financial statements or notes thereto.

- ---------------------
* Not amended.

3.         Exhibits:

           2(a)      -   Agreement and Plan of Merger dated as of March 31, 1993
                          among the Company, Systems Center, Inc. and SSI
                          Acquisition Corporation ("SCI Agreement and Plan of
                          Merger") (1)
           2(b)      -   First Amendment to SCI Agreement and Plan of Merger
                          (11)
           2(c)      -   Amended and Restated Agreement and Plan of Merger dated
                          as of August 31, 1994, among the Company,
                          KnowledgeWare, Inc. and SSI Corporation ("KWI
                          Agreement and Plan of Merger") (2)
           2(d)      -   Agreement dated October 11, 1994 among the Company,
                          KnowledgeWare, Inc. and SSI Corporation (2)
           2(e)      -   First Amendment to KWI Agreement and Plan of Merger (2)
           3(a)      -   Certificate of Incorporation of the Company (3)
           3(b)      -   Certificate of Amendment of Certificate of
                          Incorporation of the Company (11)
           3(c)      -   Certificate of Amendment of Certificate of
                          Incorporation of the Company (4)
           3(d)      -   Restated Bylaws of the Company (5)
           4(a)      -   Form of Common Stock Certificate (6)
           4(b)      -   Form of Certificate of Designation, Preferences, Rights
                          and Limitations with respect to Series B Junior
                          Preferred Stock (11)
           4(c)      -   Form of Indenture between the Company and Bank of
                          America Texas, National Association, as Trustee,
                          including the form of 5 3/4% Convertible Subordinated
                          Debenture attached as Exhibit A thereto (7)
           4(d)      -   Preferred Stock and Warrant Purchase Agreement dated
                          June 25, 1991 among Systems Center, Inc. and the
                          Investors named therein (8)
           4(e)      -   Warrant Agreement dated June 9, 1994 between
                          KnowledgeWare, Inc. and Trust Company Bank (14)
           4(f)      -   Supplemental Warrant Agreement dated as of November 30,
                          1994 between KnowledgeWare, Inc. and Trust Company
                          Bank (14)
           9         -   None
           10(a)     -   Amended and Restated Stock Option Agreement dated as of
                          August 31, 1994 between the Company and KnowledgeWare,
                          Inc. (2)
           10(b)     -   Form of Amended and Restated Stockholder Agreement
                          dated as of August 31, 1994 between the Company and
                          certain stockholders of KnowledgeWare, Inc. (2)
           10(c)     -   Form of Registration Rights Agreement dated as of
                          November 30, 1994 among the Company and the Selling
                          Stockholders named therein (2)
           10(d)     -   Form of Escrow Agreement dated as of November 30, 1994
                          among the Company, KnowledgeWare, Inc., The First
                          National Bank of Boston, N.A. and Stuart Finestone (2)
           10(e)     -   Amended Incentive Stock Option Plan of the Company
                          (16), (19)
           10(f)     -   Amended Non-Statutory Stock Option Plan of the Company
                          (16), (19)
           10(g)     -   Supplemental Executive Retirement Plan II of
                          Informatics General Corporation (11)
           10(h)     -   Form of Supplemental Executive Retirement Plan II
                          Agreement (the "SERP II Agreement") (11)
           10(i)     -   Amendment to SERP II Agreement (11)
           10(j)     -   Form of Employment Agreement with Jeannette P. Meier,
                          George H. Ellis and Phillip A. Moore (11), (19)
           10(k)     -   Form of Amendment No. 1 to Employment Agreement with
                          Jeannette P. Meier, George H. Ellis and Phillip A.
                          Moore (11), (19)
           10(l)     -   Employment Agreement with Sam Wyly (11), (19)
           10(m)     -   Employment Agreement with Charles J. Wyly, Jr. (11),
                          (19)
           10(n)     -   Employment Agreement with Sterling L. Williams (11),
                          (19)
           10(o)     -   Form of Amendment No. 1 to Employment Agreement with
                          Charles J. Wyly, Jr. and Sterling L. Williams (11),
                          (19)
           10(p)     -   Amendment No. 1 to Employment Agreement with Sam Wyly
                          (11), (19)

           10(q)     -   Amendment No. 2 to Employment Agreement with Sam Wyly
                          (11), (19)
           10(r)     -   Consultation Agreement with REC Enterprises, Inc. (11),
                          (19)
           10(s)     -   Employment Agreement with William D. Plumb (11), (19)
           10(t)     -   Employment Agreement with William D. Plumb (11), (19)
           10(u)     -   Form of Employment Agreement with Edward J. Lott,
                          Warner C. Blow, Werner L. Frank and Geno P. Tolari
                          (11), (19)
           10(v)     -   Employment Agreement with Sterling L. Williams (1),
                          (19)
           10(w)     -   Form of Employment Agreement with Jeannette P. Meier,
                          George H. Ellis, Phillip A. Moore, Warner C. Blow and
                          Geno P. Tolari (1), (19)
           10(x)     -   Employment Agreement with Werner L. Frank (19), (20)
           10(y)     -   Form of Series B Warrant Agreement (11)
           10(z)     -   Form of Amendment to Series B Warrant Agreement
                          (January 1988) (11)
           10(aa)    -   Form of Amendment to Series B Warrant Agreement (May
                          1989) (11)
           10(bb)    -   Form of Series E Warrant Agreement (11)
           10(cc)    -   Form of Amendment to Series E Warrant Agreement (May
                          1989) (11)
           10(dd)    -   Form of Series F Warrant Agreement (11)
           10(ee)    -   Form of Amendment to Series F Warrant Agreement (May
                          1989) (11)
           10(ff)    -   Amended and Restated Revolving Credit and Term Loan
                          Agreement dated June 8, 1990 between the Company and
                          The First National Bank of Boston and BankOne Texas
                          N.A. ("Loan Agreement") (11)
           10(gg)    -   First Amendment to Loan Agreement dated as of October
                          16, 1990 (11)
           10(hh)    -   Second Amendment to Loan Agreement dated as of
                          September 19, 1991 (11)
           10(ii)    -   Third Amendment to Loan Agreement dated as of December
                          31, 1991 (11)
           10(jj)    -   Fourth Amendment to Loan Agreement dated as of June 15,
                          1992 (11)
           10(kk)    -   Fifth Amendment to Loan Agreement dated as of July 31,
                          1992 (11)
           10(ll)    -   Sixth Amendment to Loan Agreement dated as of August
                          31, 1992 (11)
           10(mm)    -   Seventh Amendment to Loan Agreement dated as of
                          September 9, 1992 (11)
           10(nn)    -   Eighth Amendment to Loan Agreement dated as of
                          September 30, 1992 (11)
           10(oo)    -   Ninth Amendment to Loan Agreement dated as of October
                          13, 1992 (11)
           10(pp)    -   Tenth Amendment to Loan Agreement dated as of December
                          17, 1992 (1)
           10(qq)    -   Form of Eleventh Amendment to Loan Agreement dated as
                          of March 29, 1993 (11)
           10(rr)    -   Twelfth Amendment to Loan Agreement dated as of June
                          30, 1993 (11)
           10(ss)    -   Form of Thirteenth Amendment to Loan Agreement dated as
                          of November 10, 1993 (11)
           10(tt)    -   Form of Fourteenth Amendment to Loan Agreement dated as
                          of November 22, 1993 (11)
           10(uu)    -   Fifteenth Amendment to Loan Agreement dated as of
                          December 21, 1993 (12)
           10(vv)    -   Sixteenth Amendment to Loan Agreement dated as of
                          December 30, 1993 (12)
           10(ww)    -   Seventeenth Amendment to Loan Agreement dated as of
                          January 31, 1994 (12)
           10(xx)    -   Eighteenth Amendment to Loan Agreement dated as of
                          March 15, 1994 (13)
           10(yy)    -   Nineteenth Amendment to Loan Agreement dated as of May
                          17, 1994 (16)
           10(zz)    -   Form of Twentieth Amendment to Loan Agreement dated as
                          of November 30, 1994 (20)
           10(aaa)   -   Twenty-First Amendment to Loan Agreement dated as of
                          December 29, 1994(21)
           10(bbb)   -   1993 Executive Compensation Plan for Group Presidents
                          (1), (19)
           10(ccc)   -   1994 Executive Compensation Plan for Group Presidents
                          (11), (19)
           10(ddd)   -   1995 Executive Compensation Plan for Group Presidents
                          (19), (20)
           10(eee)   -   Form of Series G Warrant Agreement (11)
           10(fff)   -   Amended 1992 Non-Statutory Stock Option Plan (17), (19)
           10(ggg)   -   1994 Non-Statutory Stock Option Plan (15), (19)
           10(hhh)   -   Form of Indemnity Agreement between the Company and
                          each of its directors and officers (11)
           10(iii)   -   Systems Center, Inc. Restated and Amended Restricted
                          Stock Plan (9)
           10(jjj)   -   Systems Center, Inc. Amended and Restated
                          Nondiscretionary Restricted Stock Plan (9)

           10(kkk)   -   Systems Center, Inc. 1982 Stock Option Plan (9)
           10(lll)   -   Systems Center, Inc. 1992 Stock Incentive Plan (9)
           10(mmm)   -   Systems Center, Inc. 1983 Stock Plan (9)
           10(nnn)   -   Systems Center, Inc. Share Option Scheme (9)
           10(ooo)   -   Registration Rights Agreement dated as of July 1, 1993
                          among the Company and the Selling Stockholders named
                          therein (10)
           10(ppp)   -   KnowledgeWare, Inc. Incentive Stock Option Plan of 1984
                          (18)
           10(qqq)   -   KnowledgeWare, Inc. Second Incentive Stock Option Plan
                          of 1984 (18)
           10(rrr)   -   KnowledgeWare, Inc. 1988 Stock Incentive Plan (18)
           10(sss)   -   Consultation Agreement dated December 1, 1994 between
                          the Company and Francis A. Tarkenton (20)
           10(ttt)   -   Form of Employment Agreement with M. Gene Konopik, A.
                          Maria Smith and Clive Smith (19)(21)
           10(uuu)   -   Form of Employment Agreement with M. Gene Konopik, A.
                          Maria Smith and Clive Smith (19)(21)
           10(vvv)   -   Consultation Agreement with REC Enterprises, Inc.
                          dated July 2, 1994 (19)(21)
           11        -   Computation of Earnings Per Share, Year Ended September
                          30, 1994 (20)
           12        -   None
           13        -   None
           16        -   None
           18        -   None
           21        -   Subsidiaries (20)
           22        -   None
           23.1      -   Consent of Ernst & Young LLP, Independent Auditors (20)
           23.2      -   Consent of Arthur Andersen LLP, Independent Accountants
                          (20)
           23.3      -   Consent of Ernst & Young LLP, Independent Auditors (21)
           24        -   None
           27        -   Financial Data Schedule (20)
           28        -   None
           99        -   None

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

    On November 3, 1994, the Company filed a Current Report on Form 8-K dated November 3, 1994, with respect to Item 5 and Item 7 of said form, which report related to the Company's proposed acquisition of KnowledgeWare. The Company included in such report the following financial statements of KnowledgeWare: (i) Consolidated Balance Sheets as of June 30, 1994 and 1993; (ii) Consolidated Statements of Operations for the years ended June 30, 1994, 1993 and 1992; (iii) Consolidated Statements of Shareholders' Equity for the years ended June 30, 1994, 1993 and 1992; (iv) Consolidated Statements of Cash Flows for the years ended June 30, 1994, 1993 and 1992 and (v) the related notes thereto. The Company also included in such report the following pro forma combined condensed financial statements assuming a business combination between the Company and KnowledgeWare accounted for as a purchase of KnowledgeWare by Sterling: (i) the unaudited Pro Forma Combined Condensed Balance Sheet of Sterling and KnowledgeWare as of June 30, 1994; (ii) the unaudited Pro Forma Combined Condensed Statements of Operations of Sterling and KnowledgeWare for the nine months ended June 30, 1994; (iii) the unaudited Pro Forma Combined Condensed Statements of Operations of Sterling and KnowledgeWare for the year ended September 30, 1993; and (iv) the related notes thereto.

            On November 14, 1994, the Company filed a Current Report on Form 8-K dated November 14, 1994, with respect to Item 5 and Item 7 of said form, which report related to the Company's proposed acquisition of KnowledgeWare. The Company included in such report the following Financial Statements of KnowledgeWare: (i) the unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 1994 and 1993; (ii) the unaudited Condensed Consolidated Balance Sheets as of September 30, 1994 (unaudited) and June 30, 1994 (audited); (iii) the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1994 and 1993 and (iv) the related notes thereto.

            On November 25, 1994, the Company filed a Current Report on Form 8-K dated November 14, 1994, with respect to Item 5 of said form, which report related to the Company's proposed acquisition of KnowledgeWare.

            On December 15, 1994, the Company filed a Current Report on Form 8-K dated December 14, 1994, with respect to Item 2 and Item 7 of said form, which report related to the Company's acquisition of KnowledgeWare.
- -----------------
(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-62028 on Form S-4 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement No. 33-56185 on Form S-4 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement No. 2-82506 on Form S-1 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-69926 on Form S-8 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 on Form S-1 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Registration Statement No. 33-57428 on Form S-3 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Systems Center, Inc. for the quarter ended June 30, 1991 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Registration Statement No. 33-65402 on Form S-8 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Registration Statement No. 33-71706 on Form S-3 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference.
(14) Previously filed as an exhibit to the Company's Registration Statement No. 33-56679 on Form S-3 and incorporated herein by reference.
(15) Previously filed as an exhibit to the Company's Registration Statement No. 33-53837 on Form S-3 and incorporated herein by reference.
(16) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.

(17) Previously filed as an exhibit to the Company's Registration Statement No. 33-56683 on Form S-3 and incorporated herein by reference.
(18) Previously filed as an exhibit to the Company's Registration Statement No. 33-56681 on Form S-8 and incorporated herein by reference.
(19) Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the form.
(20) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
(21)  Filed herewith.

SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           STERLING SOFTWARE, INC.





Date:  January 24, 1995            By          /s/ GEORGE H. ELLIS
                                      -------------------------------------
                                                   George H. Ellis
                                          Executive Vice President, Finance
                                             and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS






The Board of Directors and Stockholders
Sterling Software, Inc.


We have audited the consolidated financial statements of Sterling Software, Inc. (the "Company") as of September 30, 1994 and 1993, and for each of the three years in the period ended September 30, 1994, and have issued our report thereon dated December 1, 1994. Our audits also included the financial statement schedules listed in item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. We did not audit the financial statements of Systems Center, Inc., which statements reflect total revenues of $112,643,121 for the year ended September 30, 1992.

In our opinion, based on our audits and the report of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements as a whole, present fairly, in all material respects, the information set forth therein.





                                     Ernst & Young LLP



Dallas, Texas
December 1, 1994

                                                                   SCHEDULE II.1

                            STERLING SOFTWARE, INC.
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                         YEAR ENDED SEPTEMBER 30, 1994



                                BALANCE AT                                      BALANCE AT SEPTEMBER 30, 1994
                               SEPTEMBER 30,                                    -----------------------------
NAME OF DEBTOR                    1993         ADDITIONS       DEDUCTIONS         CURRENT       NON-CURRENT
- ----------------               -------------  -----------    -------------      -----------    --------------
Sterling L. Williams.........    $831,717     $298,935(C)    $(110,505)(B)      $229,834(A)       $790,313(A)

Sam Wyly.....................     169,027                     (169,027)(B)

Geno P. Tolari...............     135,670(E)     2,359(D)     (138,029)(E)
                                  -------        -----        --------           ________          ________


TOTAL                          $1,136,414     $301,294       $(417,561)         $229,834          $790,313
                               ==========     ========       =========          ========          ========

____________

(A) Includes amounts outstanding pursuant to an $800,000 promissory note, interest accrued on the promissory note of $105,813 and advances. Such promissory note bears interest at 4.69% per annum and is payable in varying installments through its final maturity at December 31, 2000.
(B)  Represents repayments of accrued interest, advances and notes.

(C)  Represents additions of accrued interest and advances.

(D)  Represents additions of accrued interest.

(E) Balance at September 30, 1993 represents a $125,000 loan and accrued interest of $10,670. The loan was repaid on January 10, 1994.

                                                                   SCHEDULE II.2

                            STERLING SOFTWARE, INC.
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                         YEAR ENDED SEPTEMBER 30, 1993

                                 BALANCE AT                                           BALANCE AT SEPTEMBER 30, 1993
                                SEPTEMBER 30,                                         -----------------------------
NAME OF DEBTOR                      1992           ADDITIONS        DEDUCTIONS          CURRENT        NON-CURRENT
- ----------------                --------------   -------------   ---------------      -----------     -------------
Sterling L. Williams..........     $814,418         $61,808(C)      $(44,509)(E)       $36,589(A)       $795,128(A)

Sam Wyly......................      169,027                                                              169,027(B)

Geno P. Tolari................      126,920           8,750(D)                                           135,670(F)
                                   --------         -------           ______            ______         ---------


TOTAL                            $1,110,365         $70,558         $(44,509)          $36,589        $1,099,825
                                 ==========         =======        =========           =======        ==========

____________

(A) Represents amounts outstanding pursuant to an $800,000 promissory note and advances of $36,589. Such promissory note bears interest at 4.69% per annum and is payable in varying installments through its final maturity at December 31, 2000.

(B)  Represents advances.

(C)  Represents additions of accrued interest and advances.

(D)  Represents additions of accrued interest.

(E)  Represents repayments of accrued interest, advances and notes.

(F) Represents a $125,000 loan and accrued interest of $10,670. Such loan bears interest at 1% above the prime rate and is due on July 13, 1995.

                                                                   SCHEDULE II.3

                            STERLING SOFTWARE, INC.
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                         YEAR ENDED SEPTEMBER 30, 1992

                                 BALANCE AT
                                 SEPTEMBER 30,                                           BALANCE AT SEPTEMBER 30, 1992
                                                                                        -------------------------------
NAME OF DEBTOR                       1991            ADDITIONS        DEDUCTIONS           CURRENT       NON-CURRENT
- ----------------                 --------------     -----------      ------------        -----------    --------------
Sterling L. Williams............   $1,097,075       $153,396(C)      $(436,053)(D)        $19,284(A)       $795,134(A)

Sam Wyly........................      169,027                                                               169,027(B)

Geno P. Tolari..................       ______        126,920(E)            ______            _____          126,920(E)
                                                    --------                                              ---------


TOTAL                              $1,266,102        $280,316          $(436,053)           $19,284       $1,091,081
                                   ==========        ========          ==========           =======       ==========

____________

(A) Represents amounts outstanding pursuant to an $800,000 promissory note and advances of $14,688. Such promissory note bears interest at 5.22% per annum and is payable in varying installments through its final maturity at December 31, 2000. Effective October 1, 1992, the promissory note was amended to adjust the interest rate to 4.69%.

(B)  Represents advances.

(C)  Represents additions of accrued interest and advances.

(D)  Represents repayments of accrued interest, advances and notes.

(E) Represents a $125,000 loan and accrued interest of $1,920. Such loan bears interest at 1% above the prime rate and is due on July 13, 1995.

                                                                   SCHEDULE VIII

                            STERLING SOFTWARE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

                                                        ADDITIONS
                                               ------------------------------
                                                                 CHARGED TO
                                BALANCE AT      CHARGED TO        OTHER                               BALANCE AT
                                BEGINNING       COSTS AND        ACCOUNTS -        DEDUCTIONS -         END OF
                                OF PERIOD        EXPENSES         DESCRIBE           DESCRIBE           PERIOD
                               ------------    ------------    --------------    ----------------    ------------
Allowance for doubtful
 accounts at September 30,
 1992.......................    $4,308,000       $5,757,000      $ 687,000(1)     $(5,860,000)(2)      $4,892,000
                                ==========       ==========      ============     ==============       ==========

Allowance for doubtful
 accounts at September 30,
 1993.......................    $4,892,000       $6,200,000      $ 517,000(1)     $(3,248,000)(2)      $8,361,000
                                ==========       ==========      ============     ==============       ==========

Allowance for doubtful
 accounts at September 30,
 1994.......................    $8,361,000       $5,442,000      $(257,000)(1)    $(4,184,000)(2)      $9,362,000
                                ==========       ==========      ============     ==============       ==========

(1)   Offsets to deferred revenue.
(2)   Accounts written off.

                                                                      SCHEDULE X

                            STERLING SOFTWARE, INC.
            CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION
                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

                                               1994           1993           1992
                                            -----------    -----------    -----------
Maintenance and repairs..................   $4,748,000     $4,404,000     $5,039,000
                                           ============   ============   ============

Royalties................................   $3,172,000     $3,643,000     $2,267,000
                                           ============   ============   ============

Advertising..............................   $3,571,000     $3,519,000     $5,300,000
                                           ============   ============   ============

Certain items are omitted from this schedule for the reason that they are either not required (amounts are less than 1% of total revenue) or the required information is included in the consolidated financial statements or notes thereto.


                                                         INDEX TO EXHIBITS
                                                         -----------------
       2(a)       -    Agreement and Plan of Merger dated as of March 31, 1993 among the Company, Systems
                       Center, Inc. and SSI Acquisition Corporation ("SCI Agreement and Plan of Merger") (1)
       2(b)       -    First Amendment to SCI Agreement and Plan of Merger (11)
       2(c)       -    Amended and Restated Agreement and Plan of Merger dated as of August 31, 1994, among the
                       Company, KnowledgeWare, Inc. and SSI Corporation ("KWI Agreement and Plan of Merger") (2)
       2(d)       -    Agreement dated October 11, 1994 among the Company, KnowledgeWare, Inc. and SSI
                       Corporation (2)
       2(e)       -    First Amendment to KWI Agreement and Plan of Merger (2)
       3(a)       -    Certificate of Incorporation of the Company (3)
       3(b)       -    Certificate of Amendment of Certificate of Incorporation of the Company (11)
       3(c)       -    Certificate of Amendment of Certificate of Incorporation of the Company (4)
       3(d)       -    Restated Bylaws of the Company (5)
       4(a)       -    Form of Common Stock Certificate (6)
       4(b)       -    Form of Certificate of Designation, Preferences, Rights and Limitations with respect to
                       Series B Junior Preferred Stock (11)
       4(c)       -    Form of Indenture between the Company and Bank of America Texas, National Association, as
                       Trustee, including the form of 5 3/4% Convertible Subordinated Debenture attached as
                       Exhibit A thereto (7)
       4(d)       -    Preferred Stock and Warrant Purchase Agreement dated June 25, 1991 among Systems Center,
                       Inc. and the Investors named therein (8)
       4(e)       -    Warrant Agreement dated June 9, 1994 between KnowledgeWare, Inc. and Trust Company Bank
                       (14)
       4(f)       -    Supplemental Warrant Agreement dated as of November 30, 1994 between KnowledgeWare, Inc.
                       and Trust Company Bank (14)
       9          -    None
       10(a)      -    Amended and Restated Stock Option Agreement dated as of August 31, 1994 between the
                       Company and KnowledgeWare, Inc. (2)
       10(b)      -    Form of Amended and Restated Stockholder Agreement dated as of August 31, 1994 between the Company and certain stockholders of KnowledgeWare, Inc. (2)
       10(c)      -    Form of Registration Rights Agreement dated as of November 30, 1994 among the Company and the Selling Stockholders named therein (2)
       10(d)      -    Form of Escrow Agreement dated as of November 30, 1994 among the Company, KnowledgeWare,
                       Inc., The First National Bank of Boston, N.A. and Stuart Finestone (2)
       10(e)      -    Amended Incentive Stock Option Plan of the Company (16), (19)
       10(f)      -    Amended Non-Statutory Stock Option Plan of the Company (16), (19)
       10(g)      -    Supplemental Executive Retirement Plan II of Informatics General Corporation (11)
       10(h)      -    Form of Supplemental Executive Retirement Plan II Agreement (the "SERP II Agreement") (11)
       10(i)      -    Amendment to SERP II Agreement (11)
       10(j)      -    Form of Employment Agreement with Jeannette P. Meier, George H. Ellis and Phillip A.
                       Moore (11), (19)
       10(k)      -    Form of Amendment No. 1 to Employment Agreement with Jeannette P. Meier, George H. Ellis and Phillip A. Moore (11), (19)
       10(l)      -    Employment Agreement with Sam Wyly (11), (19)


       10(m)      -    Employment Agreement with Charles J. Wyly, Jr. (11), (19)
       10(n)      -    Employment Agreement with Sterling L. Williams (11), (19)
       10(o)      -    Form of Amendment No. 1 to Employment Agreement with Charles J. Wyly, Jr. and Sterling L.
                       Williams (11), (19)
       10(p)      -    Amendment No. 1 to Employment Agreement with Sam Wyly (11), (19)
       10(q)      -    Amendment No. 2 to Employment Agreement with Sam Wyly (11), (19)
       10(r)      -    Consultation Agreement with REC Enterprises, Inc. (11), (19)
       10(s)      -    Employment Agreement with William D. Plumb (11), (19)
       10(t)      -    Employment Agreement with William D. Plumb (11), (19)
       10(u)      -    Form of Employment Agreement with Edward J. Lott, Warner C. Blow, Werner L. Frank and
                       Geno P. Tolari (11), (19)
       10(v)      -    Employment Agreement with Sterling L. Williams (1), (19)
       10(w)      -    Form of Employment Agreement with Jeannette P. Meier, George H. Ellis, Phillip A. Moore,
                       Warner C. Blow and Geno P. Tolari (1), (19)
       10(x)      -    Employment Agreement with Werner L. Frank (19), (20)
       10(y)      -    Form of Series B Warrant Agreement (11)
       10(z)      -    Form of Amendment to Series B Warrant Agreement (January 1988) (11)
       10(aa)     -    Form of Amendment to Series B Warrant Agreement (May 1989) (11)
       10(bb)     -    Form of Series E Warrant Agreement (11)
       10(cc)     -    Form of Amendment to Series E Warrant Agreement (May 1989) (11)
       10(dd)     -    Form of Series F Warrant Agreement (11)
       10(ee)     -    Form of Amendment to Series F Warrant Agreement (May 1989) (11)
       10(ff)     -    Amended and Restated Revolving Credit and Term Loan Agreement dated June 8, 1990 between the Company and The First National Bank of Boston and BankOne Texas N.A. ("Loan
                       Agreement") (11)
       10(gg)     -    First Amendment to Loan Agreement dated as of October 16, 1990 (11)
       10(hh)     -    Second Amendment to Loan Agreement dated as of September 19, 1991 (11)
       10(ii)     -    Third Amendment to Loan Agreement dated as of December 31, 1991 (11)
       10(jj)     -    Fourth Amendment to Loan Agreement dated as of June 15, 1992 (11)
       10(kk)     -    Fifth Amendment to Loan Agreement dated as of July 31, 1992 (11)
       10(ll)     -    Sixth Amendment to Loan Agreement dated as of August 31, 1992 (11)
       10(mm)     -    Seventh Amendment to Loan Agreement dated as of September 9, 1992 (11)
       10(nn)     -    Eighth Amendment to Loan Agreement dated as of September 30, 1992 (11)
       10(oo)     -    Ninth Amendment to Loan Agreement dated as of October 13, 1992 (11)
       10(pp)     -    Tenth Amendment to Loan Agreement dated as of December 17, 1992 (1)
       10(qq)     -    Form of Eleventh Amendment to Loan Agreement dated as of March 29, 1993 (11)
       10(rr)     -    Twelfth Amendment to Loan Agreement dated as of June 30, 1993 (11)
       10(ss)     -    Form of Thirteenth Amendment to Loan Agreement dated as of November 10, 1993 (11)
       10(tt)     -    Form of Fourteenth Amendment to Loan Agreement dated as of November 22, 1993 (11)
       10(uu)     -    Fifteenth Amendment to Loan Agreement dated as of December 21, 1993 (12)
       10(vv)     -    Sixteenth Amendment to Loan Agreement dated as of December 30, 1993 (12)
       10(ww)     -    Seventeenth Amendment to Loan Agreement dated as of January 31, 1994 (12)
       10(xx)     -    Eighteenth Amendment to Loan Agreement dated as of March 15, 1994 (13)
       10(yy)     -    Nineteenth Amendment to Loan Agreement dated as of May 17, 1994 (16)
       10(zz)     -    Form of Twentieth Amendment to Loan Agreement dated as of November 30, 1994 (20)
       10(aaa)    -    Twenty-First Amendment to Loan Agreement dated as of December 29, 1994(21)
       10(bbb)    -    1993 Executive Compensation Plan for Group Presidents (1), (19)

       10(ccc)   -   1994 Executive Compensation Plan for Group Presidents (11), (19)
       10(ddd)   -   1995 Executive Compensation Plan for Group Presidents (19), (20)
       10(eee)   -   Form of Series G Warrant Agreement (11)
       10(fff)   -   Amended 1992 Non-Statutory Stock Option Plan (17), (19)
       10(ggg)   -   1994 Non-Statutory Stock Option Plan (15), (19)
       10(hhh)   -   Form of Indemnity Agreement between the Company and each of its directors and officers (11)
       10(iii)   -   Systems Center, Inc. Restated and Amended Restricted Stock Plan (9)
       10(jjj)   -   Systems Center, Inc. Amended and Restated Nondiscretionary Restricted Stock Plan (9)
       10(kkk)   -   Systems Center, Inc. 1982 Stock Option Plan (9)
       10(lll)   -   Systems Center, Inc. 1992 Stock Incentive Plan (9)
       10(mmm)   -   Systems Center, Inc. 1983 Stock Plan (9)
       10(nnn)   -   Systems Center, Inc. Share Option Scheme (9)
       10(ooo)   -   Registration Rights Agreement dated as of July 1, 1993 among the Company and the Selling
                     Stockholders named therein (10)
       10(ppp)   -   KnowledgeWare, Inc. Incentive Stock Option Plan of 1984 (18)
       10(qqq)   -   KnowledgeWare, Inc. Second Incentive Stock Option Plan of 1984 (18)
       10(rrr)   -   KnowledgeWare, Inc. 1988 Stock Incentive Plan (18)
       10(sss)   -   Consultation Agreement dated December 1, 1994 between the Company and Francis A.
                     Tarkenton (20)
       10(ttt)   -   Form of Employment Agreement with M. Gene Konopik, A. Maria Smith and Clive Smith (19), (21)
       10(uuu)   -   Form of Employment Agreement with M. Gene Konopik, A. Maria Smith and Clive Smith (19), (21)
       10(vvv)   -   Consultation Agreement with REC Enterprises, Inc. dated July 2, 1994 (19), (21)
       11        -   Computation of Earnings Per Share, Year Ended September 30, 1994 (20)
       12        -   None
       13        -   None
       16        -   None
       18        -   None
       21        -   Subsidiaries (20)
       22        -   None
       23.1      -   Consent of Ernst & Young LLP, Independent Auditors (20)
       23.2      -   Consent of Arthur Andersen LLP, Independent Accountants (20)
       23.3      -   Consent of Ernst & Young LLP, Independent Auditors (21)
       24        -   None
       27        -   Financial Data Schedule (20)
       28        -   None
       99        -   None

- --------------------
(1) Perviously filed as an exhibit to the company's Registration Statement No. 33-62028 on Form S-4 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registartion Statement No. 33-56185 on Form S-4 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statemnet No. 2-82506 on Form S-1 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-69926 on Form S-8 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 on Form S-1 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Registration Statement No. 33-57428 on Form S-3 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Systems Center, Inc. for the quarter ended June 30, 1991 and incorporated herein by reference.

(9) Previously filed as an exhibit to the Company's Registration Statement No. 33-65402 on Form S-8 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Registration Statement No. 33-71706 on Form S-3 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Quarterly Report on Form reference.
(14) Previously filed as an exhibit to the Company's Registration Statement No. 33-56679 on Form S-3 and incorporated herein by reference.
(15) Previously filed as an exhibit to the Company's Registration Statement No. 33-53837 on Form S-3 and incorporated herein by reference.
(16) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.
(17) Previously filed as an exhibit to the Company's Registration Statement No. 33-56683 on Form S-3 and incorporated herein by reference.
(18) Previously filed as an exhibit to the Company's Registration Statement No. 33-56681 on Form S-8 and incorporated herein by reference.
(19) Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the form.
(20) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
(21)   Filed herewith.