Form 10-Q
period 1994-12-31
STERLING SOFTWARE INC
filed 1995-02-14
CIK 716714

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
       (Mark One)
          (X)       Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                    For the quarterly period ended December 31, 1994

                                      or

          ( )       Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                    For the transition period from ______________
                                                to_______________

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

                Yes    X                  No
                     -----                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Title                         Shares Outstanding as of January 31, 1995
- ----------------------------           -----------------------------------------
Common Stock, $.10 par value                         23,415,334

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

                         Index to Financial Statements

                                                                            Page
                                                                            ----

Sterling Software, Inc. Consolidated Balance Sheets at December 31, 1994
  and September 30, 1994..................................................    3

Sterling Software, Inc. Consolidated Statements of Operations for the
  Three Months Ended December 31, 1994 and 1993...........................    4

Sterling Software, Inc. Consolidated Statements of Stockholders' Equity
  for the Three Months Ended December 31, 1994 and 1993...................    5

Sterling Software, Inc. Consolidated Statements of Cash Flows for the
  Three Months Ended December 31, 1994 and 1993...........................    6

Sterling Software, Inc. Notes to Consolidated Financial Statements........    7

                            STERLING SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share information)

                                    ASSETS

                                                                             December 31    September 30
                                                                                 1994           1994
                                                                             -----------    ------------
                                                                             (Unaudited)
Current assets:
  Cash and cash equivalents..............................................      $ 92,919        $101,893
  Marketable securities..................................................        54,648          41,847
  Accounts and notes receivable, net.....................................       145,120         132,166
  Deferred income taxes..................................................        15,359          11,294
  Prepaid expenses and other current assets..............................        15,317           9,978
                                                                               --------        --------
    Total current assets.................................................       323,363         297,178

Property and equipment, net of accumulated depreciation of $50,470 at
 December 31, 1994 and $47,241 at September 30, 1994.....................        56,248          36,699

Computer software, net of accumulated amortization of $89,476 at
 December 31, 1994 and $90,259 at September 30, 1994.....................        80,521          58,131

Excess cost over net assets acquired, net of accumulated amortization of
 $19,226 at December 31, 1994 and $18,753 at September 30, 1994..........        76,492          54,504

Noncurrent deferred income taxes.........................................         6,927           2,216

Note and accrued interest receivable from
 KnowledgeWare, Inc. (Note 3)............................................                        18,266

Other assets.............................................................        23,752          21,779
                                                                               --------        --------
                                                                               $567,303        $488,773
                                                                               ========        ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt......................................      $ 12,392        $  7,257
  Income taxes payable...................................................        10,699          10,945
  Accounts payable and accrued liabilities...............................       125,429          76,219
  Deferred revenue.......................................................        87,777          77,598
                                                                               --------        --------
    Total current liabilities............................................       236,297         172,019

Long-term debt...........................................................       116,344         115,932
Other noncurrent liabilities.............................................        23,549          25,018
Commitments and contingencies (Note 4)...................................

Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000 shares authorized; 200,000
   shares issued and outstanding.........................................            20              20
  Common stock, $.10 par value; 50,000,000 shares authorized; 23,277,000 and 22,378,000 shares issued at December 31, 1994
   and September 30, 1994, respectively..................................         2,328           2,238
  Additional paid-in capital.............................................       250,511         192,064
  Retained earnings (deficit)............................................       (60,806)            572
  Less treasury stock, at cost: 88,000 and 1,793,000 shares at
   December 31, 1994 and September 30, 1994, respectively................          (940)        (19,090)
                                                                               --------        --------
    Total stockholders' equity...........................................       191,113         175,804
                                                                               --------        --------
                                                                               $567,303        $488,773
                                                                               ========        ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share information)
                                  (Unaudited)

                                                             Three Months
                                                           Ended December 31
                                                          --------------------
                                                            1994        1993
                                                          --------    --------
Revenue:
  Products............................................    $ 49,551    $ 40,318
  Product support.....................................      34,671      32,755
  Services............................................      42,196      36,959
                                                          --------    --------
                                                           126,418     110,032
Costs and expenses:
  Cost of sales:
    Products and product support......................      16,011      16,363
    Services..........................................      26,499      25,309
                                                          --------    --------
                                                            42,510      41,672
  Product development and enhancement.................       9,446       7,476
  Selling, general and administrative.................      49,015      41,460
  Restructuring charge (Note 3).......................      19,512
  Purchased research and development (Note 3).........      62,000
                                                          --------    --------
                                                           182,483      90,608
                                                          --------    --------

Income (loss) before other income (expense) and income
 taxes................................................     (56,065)     19,424

Other income (expense):
  Interest expense....................................      (1,990)     (1,673)
  Investment income...................................         888         680
  Other...............................................        (136)       (825)
                                                          --------    --------
                                                            (1,238)     (1,818)
                                                          --------    --------

Income (loss) before income taxes.....................     (57,303)     17,606
Provision for income taxes............................       4,352       6,783
                                                          --------    --------
Net income (loss).....................................     (61,655)     10,823

Preferred stock dividends.............................          49          49
                                                          --------    --------

Income (loss) applicable to common stockholders.......    $(61,704)   $ 10,774
                                                          ========    ========

Income (loss) per common share:
  Net income (loss):
    Primary...........................................      $(2.87)       $.48
                                                          ========    ========
    Fully diluted.....................................      $(2.87)       $.44
                                                          ========    ========

Average common shares outstanding.....................      21,476      18,399
                                                          ========    ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Three Months Ended December 31, 1994 and 1993
                                (in thousands)
                                  (Unaudited)

                                  Preferred Stock      Common Stock                                 Treasury Stock
                                  ---------------    ----------------                             -------------------
                                  Number             Number             Additional    Retained    Number                   Total
                                    of       Par       of        Par     Paid-in      Earnings      of                 Stockholders'
                                  Shares    Value    Shares     Value    Capital      (Deficit)   Shares        Cost       Equity
                                  ------    -----    ------     -----   ----------    ---------   ------     --------  -------------
Balance at September 30, 1993...     200      $20    19,917    $1,992     $169,825    $(54,582)    1,837     $(19,558)     $ 97,697
  Net income....................                                                        10,823                               10,823
  Preferred stock dividends.....                                                           (49)                                 (49)
  Issuance of common stock
   pursuant to stock options
   and warrants.................                        634       63         7,799                                            7,862
  Issuance of common stock
   to retirement plan...........                                               117                   (14)         149           266
  Other.........................                                                           829                                  829
                                  ------    -----    ------    ------     --------    --------    ------     --------      --------
Balance at December 31, 1993....     200      $20    20,551    $2,055     $177,741    $(42,979)    1,823     $(19,409)     $117,428
                                  ======    =====    ======    ======     ========    ========    ======     ========      ========

Balance at September 30, 1994...     200      $20    22,378    $2,238     $192,064    $    572     1,793     $(19,090)     $175,804
  Net loss......................                                                       (61,655)                             (61,655)
  Preferred stock dividends.....                                                           (49)                                 (49)
  Issuance of common stock
   and treasury stock for
   acquisition (Note 3).........                        720       72        56,260                (1,701)      18,111        74,443
  Common stock issuance costs...                                              (689)                                            (689)
  Issuance of common stock
   pursuant to stock options
   and warrants.................                        179       18         2,821                                            2,839
  Issuance of common stock
   to retirement plan...........                                                55                    (4)          39            94
  Other.........................                                                           326                                  326
                                  ------    -----    ------    ------     --------    --------    ------     --------      --------
Balance at December 31, 1994....     200      $20    23,277    $2,328     $250,511    $(60,806)       88     $   (940)     $191,113
                                  ======    =====    ======    ======     ========    ========    ======     ========      ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                     Three Months
                                                                   Ended December 31
                                                                 ---------------------
                                                                   1994         1993
                                                                 --------     --------
Operating activities:
  Net income (loss).........................................     $(61,655)    $ 10,823
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization...........................       11,008        8,173
    Provision for losses on accounts receivable.............        1,500        3,201
    Provision for deferred income taxes.....................        3,008        5,509
    Purchased research and development......................       62,000
    Write-down of property and equipment and other assets...        2,242
    Write-down of purchased and capitalized computer
     software costs.........................................        6,215
    Changes in operating assets and liabilities, net of
     effects of business acquisitions:
      Increase in accounts and notes receivable.............       (5,020)      (8,892)
      Increase in prepaids and other assets.................       (2,033)         (17)
      Decrease in accounts payable, accrued liabilities and
       income taxes payable.................................       (1,122)      (5,476)
      Increase (decrease) in deferred revenue...............        4,744         (912)
      Other.................................................          818          279
                                                                 --------     --------
        Net cash provided by operating activities...........       21,705       12,688

Investing activities:
  Purchases of property and equipment.......................      (14,165)      (4,252)
  Purchases and capitalized cost of development of
   computer software........................................       (4,158)      (4,400)
  Business acquisitions, net of cash acquired...............       (7,169)
  Purchases of investments..................................      (21,281)     (20,971)
  Proceeds from sales of investments........................        8,661        7,603
  Other.....................................................          205          422
                                                                 --------     --------
        Net cash used in investing activities...............      (37,907)     (21,598)
Financing activities:
  Retirement and redemption of debt and capital lease
   obligations..............................................       (4,596)      (3,282)
  Proceeds from issuance of debt............................        8,960        2,961
  Proceeds from sales of installment and lease
   contracts receivable.....................................        4,233        1,128
  Preacquisition advances to KnowledgeWare, Inc.............       (4,435)
  Proceeds from issuance of common stock pursuant to
   stock options and warrants...............................        2,839        7,862
  Other.....................................................           86          458
                                                                 --------     --------
        Net cash provided by financing activities...........        7,087        9,127

Effect of foreign currency exchange rate changes on
 cash.......................................................          141         (150)
                                                                 --------     --------
Increase (decrease) in cash and cash equivalents............       (8,974)          67
Cash and cash equivalents at beginning of period............      101,893       30,199
                                                                 --------     --------
Cash and cash equivalents at end of period..................     $ 92,919     $ 30,266
                                                                 ========     ========

Supplemental cash flow information:
  Interest paid.............................................     $    237     $     91
                                                                 ========     ========
  Income taxes paid.........................................     $  1,851     $    578
                                                                 ========     ========
  Income tax refunds........................................     $    371     $    514
                                                                 ========     ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994
                                  (Unaudited)

1.   Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated financial statements include the accounts of Sterling Software, Inc. and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany balances and transactions. The Company's quarterly financial data should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1994. Certain amounts for periods ended prior to December 31, 1994 have been reclassified to conform to the current year presentation.

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

     Cash Equivalents, Marketable Securities and Other Investments

     Cash equivalents consist primarily of highly liquid investments in repurchase agreements backed by U.S. Treasury securities and investment-grade commercial paper of various issuers, with maturities of three months or less when purchased. The carrying amount reported in the consolidated balance sheet for cash and cash equivalents approximates its fair value.

     The Company invests excess cash in a diversified portfolio consisting of a variety of securities including commercial paper, corporate notes and U.S. government obligations, which may include both investment grade and non-investment grade securities. The fair values for marketable securities are based on quoted market prices. All marketable securities and long-term investments are classified as available-for-sale securities.


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


3.   Business Combination

     On November 30, 1994, Sterling Software, Inc. acquired KnowledgeWare, Inc. ("KnowledgeWare"), a Georgia corporation based in Atlanta, Georgia which was a leading provider of applications development software and services, for approximately $100 million, in a stock-for-stock acquisition (the "Merger"). In connection with the Merger, the Company issued approximately 2,421,000 shares of the Company's $0.10 par value Common Stock (the "Common Stock") valued at approximately $74,443,000 and reserved approximately 340,000 shares of Common Stock for issuance upon exercise of KnowledgeWare's options and warrants. In addition, the Company incurred cash costs directly related to the Merger of approximately $25,739,000. The Merger, which was accounted for as a purchase, was completed pursuant to the terms of an Amended and Restated Agreement and Plan of Merger dated as of August 31, 1994, as amended (the "Merger Agreement"), among the Company, SSI Corporation, a Georgia corporation and a wholly owned subsidiary of the Company ("Merger Sub"), and KnowledgeWare. Of the 2,421,000 shares of Common Stock issued, approximately 484,800 shares were placed in escrow (the "Escrowed Shares") to cover certain losses that may result in connection with any pending or threatened litigation, action, claim, proceeding, dispute or investigation ("Actions") (including amounts paid in settlement) to which the Company is entitled to indemnification pursuant to the terms of the Merger Agreement. (See Note 4 "Commitments and Contingencies.")

     The operating results of KnowledgeWare are included in the Company's results of operations from the date of the Merger. In addition, the results of operations for the first quarter of 1995 include $62,000,000 of purchased research and development costs, which is the portion of the purchase price attributed to in-process research and development, and which is charged to expense in accordance with purchase accounting. The $62,000,000 charge has no related tax benefit. The results of operations also include a charge for restructure costs of $19,512,000 to integrate KnowledgeWare's business into the Company's operations. Approximately $7,000,000 of the restructure charge has no related tax benefit.

     The following unaudited supplemental information presents the results of operations as if the Merger had occurred at October 1, 1993. This summary does not purport to be indicative of what would have occurred had the Merger occurred as of that date or of results which may occur in the future. This method of combining the companies is for the presentation of unaudited pro forma summary results of operations. Actual statements of operations of Sterling Software, Inc. and of KnowledgeWare, Inc. have been combined from November 30, 1994 forward, with no retroactive restatement.

                                                            Three Months
                                                          Ended December 31
                                                         -------------------
(Dollars in thousands, except per share data)              1994       1993
                                                         --------   --------

Revenue                                                  $134,753   $145,585
                                                         ========   ========

Income before other income (expense) and income taxes    $  9,532   $ 20,080
                                                         ========   ========

Income (loss) applicable to common stockholders          $ (1,275)  $ 10,948
                                                         ========   ========

Net income (loss) per common share                       $   (.06)  $    .42
                                                         ========   ========

     The unaudited supplemental information presented above does not include a $62,000,000 charge for purchased research and development costs and a $19,512,000 restructuring charge directly related to the acquisition.

4.   Commitments and Contingencies

     One of the Company's subsidiaries, formerly known as KnowledgeWare, continues to be a defendant in several lawsuits filed against it in connection with its restatement of its financial results for the first three quarters of its 1994 fiscal year and its financial results for its full 1994 fiscal year. Several lawsuits, claims and inquiries are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, Item 1 at pages 9 and 10 ("Form 10-K"). Subsequently, one of the threatened claims has matured into a lawsuit, as more fully described below, and one additional such suit, also described below, has been filed.

     On January 19, 1995, a lawsuit was filed against KnowledgeWare in the District Court, Second Judicial District, State of Minnesota, County of Ramsay (the "Jacobs Suit"). The Jacobs Suit was brought by seven named plaintiffs, including Irwin L. Jacobs, who purchased 666,700 shares of KnowledgeWare's common stock pursuant to a Stock Purchase Agreement dated January 26, 1994 (the "Agreement"). The lawsuit alleges breach of contract and violations of Section 12 (2) of the Securities Act of 1933, as amended. The alleged factual basis underlying the lawsuit and the relief sought therein is the plaintiffs' allegation that KnowledgeWare breached its obligations under the Agreement because the representations and warranties in the Agreement relating to the financial condition of KnowledgeWare allegedly were false and misleading in that they contained untrue statements or omitted to state material facts necessary to make the statements not misleading. As a result, plaintiffs seek damages in the approximate amount of $8.5 million, plus interest, representing the difference between the aggregate purchase price the plaintiffs paid for the 666,700 shares of KnowledgeWare common stock and the aggregate price at which they allegedly sold those shares.

     On January 20, 1995, a lawsuit was filed against KnowledgeWare and Francis
A. Tarkenton, Donald P. Addington, Richard M. Haddrill, Rick W. Gossett, J. William Scruggs, Sam A. Brooks and P. E. Sadler, former officers and directors of KnowledgeWare, in the District Court, Second Judicial District, State of Minnesota, County of Ramsay (the "Second Jacobs Suit"). The lawsuit was brought by over twenty named plaintiffs, including Irwin L. Jacobs, individually and as trustee of certain trusts for the benefit of his children. The Second Jacobs Suit alleges violations of Section 12 (2) of the Securities Act of 1933, as amended, the securities laws of the states of Georgia and Minnesota, fraud and breach of the individual defendants' fiduciary duties. Plaintiffs allege that from time to time from and after November 1993, they purchased shares of common stock of KnowledgeWare based on representations made by or on behalf of defendants which allegedly contained untrue statements of material fact or omitted to state material facts necessary to make the statements not misleading. Plaintiffs seek to rescind such purchases, in the case of stock still held, or to recover rescissory damages in the aggregate amount of $5.8 million, plus interest and other relief.

     Pursuant to the Merger Agreement approximately 484,800 shares of the Company's Common Stock were placed in escrow to cover certain losses that may arise in connection with any Actions for which the Company is entitled to indemnification. The Company is entitled to indemnification, to be satisfied exclusively from the Escrowed Shares, concerning certain Actions pending as of the date of the Merger Agreement or thereafter arising, including Actions arising out of violations or alleged violations of securities laws, but excluding any Actions arising out of the ordinary course of business transactions, Actions brought by current or former employees with respect to their employment or termination thereof and certain other Actions. If any of the Actions described above or in the Company's Form 10-K result in losses, claims, liabilities, judgments, costs or expenses, including amounts paid in settlement (hereinafter "Losses") to KnowledgeWare, Merger Sub or the Company, such Losses will result in a claim for indemnification to be satisfied from the Escrowed Shares. While discovery has just commenced in some Actions and has not commenced in others, KnowledgeWare intends to defend each suit vigorously. There can be, however, no assurance of the final resolution of any of the lawsuits, claims or inquiries against KnowledgeWare, as to the amount of Losses that will result in connection with such Actions, nor as to the resulting impact on the Company. As of December 31, 1994, the Company estimates that approximately $475,000 of costs and expenses have been incurred since August 31, 1994 with respect to such Actions. In the event that all of the Escrowed Shares are used to cover Losses incurred by the Company, Merger Sub or KnowledgeWare, no Escrowed Shares will be distributed to the former KnowledgeWare common stockholders. If the ultimate Losses exceed the proceeds from applicable insurance, the value of the Escrowed Shares, and amounts accrued by KnowledgeWare prior to consummation of the Merger, such excess may be included in the Company's cost of acquiring KnowledgeWare to the extent such excess can be reasonably estimated within one year of the date of acquisition.

As of December 31, 1994, the value of the Escrowed Shares was approximately $17.8 million based on the December 31, 1994 closing stock price of $36 3/4 per share.


5.   Segment Information

     In connection with the Merger, the Company reorganized into five groups and 18 divisions. A new group, Applications Management, was established to focus exclusively on the applications management market. This group addresses two key needs in applications management, the need to develop new applications and the need to revitalize existing applications. Consulting services are also provided to ensure that customers are successful using Sterling's applications management products. Additionally, the Company's international business (the International Group) was combined with KnowledgeWare's. Finally, the Company created a new Systems Management Group out of the former Enterprise Software Group. The Electronic Commerce Group and the Federal Systems Group remained essentially unchanged.

     The Company acquires, develops, markets and supports a broad range of computer software products and services in four major markets classified as Systems Management, Electronic Commerce, Applications Management and Federal Systems. Each major market is represented through independently operated business groups. The Systems Management Group provides enterprise-wide systems management software for large computing environments. The Electronic Commerce Group provides software and services to facilitate electronic commerce, defined by the Company as the worldwide electronic interchange of business information, including electronic data interchange software and services, data communications software and electronic payments software for financial institutions. The Applications Management Group focuses exclusively on the applications management market. The group provides products for developing new applications and revitalizing existing applications and consulting services to ensure that customers are successful using the applications management products. The Federal Systems Group provides highly technical services to the federal government under several multi-year contracts primarily in support of National Aeronautics and Space Administration aerospace research projects and secure communications systems for the Department of Defense. The fifth business group, International, is responsible for sales and first level support of the Company's products outside North America. International Group operating results and assets are included, as applicable, in the Company's Systems Management, Electronic Commerce and Applications Management segments in the business segment tables contained herein. International Group revenue of $32,034,000 and $26,940,000 and operating profit of $6,339,000 and $3,713,000 for the three months ended December 31, 1994 and 1993, respectively, have been allocated to the business segments.

     Financial information concerning the Company's operations, by business segment, for the three months ended December 31, 1994 and 1993, restated to conform to the current year presentation, is summarized as follows (in thousands):

                                                    Three Months
                                                  Ended December 31
                                                 -------------------
                                                   1994       1993
                                                 --------   --------
Revenue:
  Electronic Commerce........................    $ 47,905   $ 35,866
  Systems Management.........................      33,374     35,442
  Federal Systems............................      23,665     24,718
  Applications Management....................      20,010     11,893
  Corporate and other........................       1,464      2,113
                                                 --------   --------
  Consolidated totals........................    $126,418   $110,032
                                                 ========   ========

Operating Profit (Loss):
  Electronic Commerce........................    $ 12,752   $  6,985
  Systems Management.........................      11,136     12,936
  Federal Systems............................       1,526      1,614
  Applications Management....................       4,491      2,604
  Restructuring charge.......................     (19,512)
  Purchased research and development.........     (62,000)
  Corporate and other........................      (4,458)    (4,715)
                                                 --------   --------
    Consolidated totals......................    $(56,065)  $ 19,424
                                                 ========   ========

     The amounts presented for "Corporate and other" include corporate expense, inter-segment eliminations and the results of operations of the Company's retail software division.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Merger with KnowledgeWare, Inc.

     On November 30, 1994, Sterling Software, Inc. (the "Company") acquired KnowledgeWare, Inc. ("KnowledgeWare"), a Georgia corporation based in Atlanta, Georgia which was a leading provider of applications development software and services, for approximately $100 million, in a stock-for-stock acquisition (the "Merger"). In connection with the Merger, the Company issued approximately 2,421,000 shares of the Company's $0.10 par value Common Stock (the "Common Stock") valued at approximately $74,443,000 and reserved approximately 340,000 shares of Common Stock for issuance upon exercise of KnowledgeWare's options and warrants. In addition, the Company incurred cash costs directly related to the Merger of approximately $25,739,000. The Merger, which was accounted for as a purchase, was completed pursuant to the terms of an Amended and Restated Agreement and Plan of Merger dated as of August 31, 1994, as amended (the "Merger Agreement"), among the Company, SSI Corporation, a Georgia corporation and a recently organized wholly owned subsidiary of the Company ("Merger Sub"), and KnowledgeWare. Of the 2,421,000 shares of Common Stock issued, approximately 484,800 shares were placed in escrow (the "Escrowed Shares") to cover certain losses that may result in connection with any pending or threatened litigation, action, claim, proceeding, dispute or investigation ("Actions") (including amounts paid in settlement) to which the Company is entitled to indemnification pursuant to the terms of the Merger Agreement. (See Note 4 "Commitments and Contingencies.")

     In connection with the Merger, the Company reorganized into five groups and 18 divisions. A new group, Applications Management ("AMG"), was established to focus exclusively on the applications management market. The Group addresses two key needs in applications management, the need to develop new applications and the need to revitalize existing applications. Consulting services are also provided to ensure that customers are successful using the Company's applications management products. Additionally, the Company's international business (the International Group) was combined with KnowledgeWare's. Finally, the Company created a new Systems Management Group ("SMG") out of the former Enterprise Software Group. The Electronic Commerce Group ("ECG") and the Federal Systems Group ("FSG") remained essentially unchanged.

     The cash costs directly related to the Merger of approximately $25,739,000 are included in the aggregate cost of the Merger and consist of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs of the acquisition. Approximately $12,900,000 was paid in the first quarter of 1995.

     The Company's restructuring charge related to the combining of the companies is $19,512,000, which is included in the results of operations for the first quarter of 1995. Approximately $7,000,000 of the restructuring charge has no related tax benefit. The components of the restructuring charge are the following:


Employee termination costs                               $ 7,100,000
Write-offs of software products which will not be
  actively marketed                                        6,215,000
Elimination of duplicate facilities and equipment          2,600,000
Out of pocket costs related to the reorganization          2,200,000
Other                                                      1,397,000
                                                         -----------
                                                         $19,512,000
                                                         ===========

     As a result of the restructuring charge, future operating results are expected to benefit from the reduction in workforce and elimination of duplicate facilities. Estimated annual cost reductions of approximately $12,000,000 in salaries and benefits from the reduction in workforce and estimated total future cost reductions of approximately $8,200,000 in depreciation, amortization and rent expense are anticipated from the write-offs of software products which will not be actively marketed by the Company and the elimination of duplicate facilities and equipment. Of the total restructuring charge of $19,512,000, approximately $8,457,000 is a non-cash charge and the remaining $11,055,000 requires cash outlays, of which approximately $3,500,000 was expended prior to December 31, 1994. Future cash expenditures related to the restructuring are anticipated to be made from cash generated from operations. The Company does not expect to incur costs related to the restructure in excess of the amount charged to operations in the first quarter of 1995.

     Pursuant to purchase accounting guidelines, the deferred revenue balance associated with product support contracts acquired in a business combination may not be recognized as revenue ratably over the remaining terms of the product support contracts acquired. However, the net present value of the costs associated with the Company's obligation to provide product support services under those contracts may be accrued at the date of acquisition. Accordingly, deferred revenue of approximately $14,208,000 related to product support contracts acquired in the acquisition of KnowledgeWare will not be recognized as revenue in periods subsequent to November 30, 1994 and costs of approximately $13,679,000 have been accrued representing the net present value of the Company's obligation to provide product support services under these contracts. As the product support services are performed the costs of performing such services will be offset against this accrued liability.

     Since August 30, 1994, a number of lawsuits have been filed against KnowledgeWare and certain of its former officers and directors alleging violations of securities laws. (See Note 4 "Commitments and Contingencies.")
If these Actions result in losses, claims, liabilities, judgments, costs or expenses (including amounts paid in settlement) to the Company, Merger Sub or KnowledgeWare, such losses, claims, liabilities, judgments, costs or expenses will result in a claim for indemnification to be satisfied from the Escrowed Shares. While discovery has just commenced in some Actions and has not commenced in others, KnowledgeWare intends to defend each suit vigorously. There can be, however, no assurance of the final resolution of any of the lawsuits, claims or inquiries against KnowledgeWare, as to the amount of losses that will result in connection with such Actions, nor as to the resulting impact on the Company. As of December 31, 1994, the Company estimates that approximately $475,000 of costs and expenses have been incurred since August 31, 1994 with respect to such Actions. In the event that all of the Escrowed Shares are used to cover losses, claims, liabilities, judgments, costs or expenses incurred by the Company, no Escrowed Shares will be distributed to the former KnowledgeWare common stockholders. If the ultimate losses from such actions exceed the proceeds from applicable insurance, the value of the Escrowed Shares and amounts accrued by KnowledgeWare prior to consummation of the Merger, such excess may be included in the Company's cost of acquiring KnowledgeWare to the extent such excess can be reasonably estimated within one year of the date of acquisition. As of December 31, 1994, the value of the Escrowed Shares was approximately $17.8 million based on the December 31, 1994 closing stock price of $36 3/4 per share.

Three Months Ended December 31, 1994 and 1993

     Revenue increased $16,386,000, or 15%, in the first quarter of 1995 over the same period of 1994. ECG revenue increased $12,039,000, or 34%, on the strength of a $4,607,000, or 38%, increase in network services revenue, a $6,206,000, or 46%, increase in product revenue and a $1,226,000, or 12%, increase in product support revenue. The increased network services revenue was due to an increase in the network service customer base, primarily in the grocery, hardlines and retail vertical markets, and increases in the network processing volume for existing customers. The increase in ECG product revenue is the result of increased revenue in the group's three software product lines. ECG product support revenue increased primarily as a result of an increase in the installed customer base and price increases for some products. SMG revenue decreased $2,068,000, or 6%. The revenue decrease is in part due to the sale of lower dollar value contracts for VM and systems management products in the first quarter of 1995 versus the first quarter of 1994. The revenue decrease was partially offset by the revenue generated from new storage management products released in 1994 which were not available for sale in the first quarter of 1994. AMG revenue increased $8,117,000, or 68%, due to businesses acquired in the Merger. FSG revenue decreased $1,053,000, or 4%, primarily due to lower contract billings at NASA Ames. Revenue from outside North America represented approximately 25% of the Company's revenue in the first quarters of 1995 and 1994.

     Total costs and expenses increased $91,875,000, primarily due to a $62,000,000 charge for the portion of the purchase price of KnowledgeWare attributed to in-process research and development and to a $19,512,000 charge for restructuring of the Company resulting from the Merger. Total cost of sales increased $838,000, or 2%, on a 15% increase in revenue, primarily due to $1,311,000 relating to businesses acquired in the Merger, offset by a $1,155,000, or 5%, decrease in federal contract costs, commensurate with the decrease in FSG revenue. Product development expense for the first quarter of 1995 of $9,446,000, net of $4,146,000 of costs capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("FAS No. 86"), increased $1,970,000, or 26%, compared to first quarter of 1994 product development expense of $7,476,000, net of $4,400,000 of costs capitalized pursuant to FAS No. 86. The increase is primarily due to increased gross product development expense and a 6% decrease in the capitalization of software development costs. Product development expense and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects which are in process. Selling, general and administrative expense increased $7,555,000, or 18%, primarily due to $3,402,000 relating to businesses acquired in the Merger and due to increased headcount in ECG to support the continuing growth in ECG.

     The loss before income taxes was $57,303,000 in the first quarter of 1995 as compared to income before income taxes of $17,606,000 in the first quarter of 1994. Excluding the $62,000,000 non-recurring charge for purchased research and development and the $19,512,000 non-recurring charge for restructuring, income before income taxes increased $6,603,000, or 38%, primarily due to higher operating profits in ECG, up 83%, and AMG, up 72%.

Liquidity and Capital Resources

     The Company maintained a strong liquidity and financial position with $87,066,000 of working capital at December 31, 1994, which includes $92,919,000 of cash and cash equivalents and $54,648,000 of marketable securities. Net cash flows from operations increased $9,017,000 in the first quarter of 1995 as compared to the first quarter of 1994, primarily due to higher operating profits before noncash charges, restructuring costs and the writeoff of non-cash related research and development costs related to the acquisition of KnowledgeWare.
Cash flows from operations and available cash balances were used to fund operations, marketable securities purchases, capital expenditures, including software additions and direct costs related to the purchase of KnowledgeWare.

     On November 30, 1994, the Company issued approximately 2,421,000 shares of the Company's Common Stock, valued at approximately $74,443,000, for all the outstanding shares of common stock of KnowledgeWare. In addition, the Company incurred cash costs directly related to the Merger of approximately $25,739,000. The Merger was accounted for as a purchase and recorded as follows:


Working capital (deficit)                                      $(25,132)
Property and equipment                                           12,684
Computer software                                                29,000
Purchased research and development costs charged to expense      62,000
Other assets and deferred tax asset                              13,735
Obligation for postcontract customer-support services           (13,679)
Other liabilities                                                (4,389)
Excess costs over net assets acquired net of tax benefit         25,963
                                                               --------
                                                               $100,182
                                                               ========

     Of the shares issued, approximately 1,701,000 were issued from treasury at a cost of $18,111,000. Also, as a result of the Merger, the outstanding note receivable from KnowledgeWare of approximately $18,266,000 at September 30, 1994 was converted to an intercompany loan and accordingly was eliminated in consolidation.

     At December 31, 1994, after the utilization of $5 million for standby letters of credit, $30 million was available for borrowing on the Company's $35 million revolving credit and term loan agreement ("Loan Agreement"). Borrowings, if any, outstanding on March 31, 1995 will convert to a term loan with seven equal quarterly payments. Certain of the Company's foreign subsidiaries have separate lines of credit available for foreign exchange exposure management and working capital requirements. These lines of credit are guaranteed by the U.S. parent company. At December 31, 1994, $11.8 million was outstanding pursuant to foreign lines of credit and $7.4 million was available for borrowing thereunder.

     At December 31, 1994, the Company's capital resource commitments consisted of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations primarily from internally generated funds. No significant commitments exist for future capital expenditures. The Company believes available balances of cash, cash equivalents and short-term investments combined with cash flows from operations and amounts available under credit and term loan agreements are sufficient to meet the Company's cash requirements for the foreseeable future.

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

     The Company maintains a strategy of acquiring businesses and products that fill strategic market niches within the business groups. This acquisition strategy contributes in part of the Company's growth in revenue and operating profit before restructuring charges. The impact of future acquisitions on continued growth in revenue and operating profit cannot presently be determined.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

      2(a)    -    Agreement and Plan of Merger dated as of March 31, 1993 among the Company, Systems Center, Inc. and SSI Acquisition
                   Corporation ("SCI Agreement and Plan of Merger") (1)
      2(b)    -    First Amendment to SCI Agreement and Plan of Merger (11)
      2(c)    -    Amended and Restated Agreement and Plan of Merger dated as of
                   August 31, 1994, among the Company, KnowledgeWare, Inc. and
                   SSI Corporation ("KWI Agreement and Plan of Merger") (2)
      2(d)    -    Agreement dated October 11, 1994 among the Company,
                   KnowledgeWare, Inc. and SSI Corporation (2)
      2(e)    -    First Amendment to KWI Agreement and Plan of Merger (2)
      4(a)    -    Certificate of Incorporation of the Company (3)
      4(b)    -    Certificate of Amendment of Certificate of Incorporation of
                   the Company (11)
      4(c)    -    Certificate of Amendment of Certificate of Incorporation of
                   the Company (4)
      4(d)    -    Restated Bylaws of the Company (5)
      4(e)    -    Form of Common Stock Certificate (6)
      4(f)    -    Form of Certificate of Designation, Preferences, Rights and
                   Limitations with respect to Series B Junior Preferred Stock
                   (11)
      4(g)    -    Form of Indenture between the Company and Bank of America
                   Texas, National Association, as Trustee, including the form of 5 3/4% Convertible Subordinated Debenture attached as
                   Exhibit A thereto (7)
      4(h)    -    Preferred Stock and Warrant Purchase Agreement dated June 25,
                   1991 among Systems Center, Inc. and the Investors named
                   therein (8)
      4(i)    -    Warrant Agreement dated June 9, 1994 between KnowledgeWare,
                   Inc. and Trust Company Bank (14)
      4(j)    -    Supplemental Warrant Agreement dated as of November 30, 1994 between KnowledgeWare, Inc. and Trust Company Bank (14)
     10(a)    -    Amended and Restated Stock Option Agreement dated as of
                   August 31, 1994 between the Company and KnowledgeWare, Inc.
                   (2)
     10(b)    -    Form of Amended and Restated Stockholder Agreement dated as of August 31, 1994 between the Company and certain
                   stockholders of KnowledgeWare, Inc. (2)
     10(c)    -    Form of Registration Rights Agreement dated as of November
                   30, 1994 among the Company and the Selling Stockholders named therein (2)
     10(d)    -    Form of Escrow Agreement dated as of November 30, 1994 among the Company, KnowledgeWare, Inc., The First National Bank of
                   Boston, N.A. and Stuart Finestone (2)

     10(e)    -    Amended Incentive Stock Option Plan of the Company (16)
     10(f)    -    Amended Non-Statutory Stock Option Plan of the Company (16)
     10(g)    -    Supplemental Executive Retirement Plan II of Informatics
                   General Corporation (11)
     10(h)    -    Form of Supplemental Executive Retirement Plan II Agreement
                   (the "SERP II Agreement") (11)
     10(i)    -    Amendment to SERP II Agreement (11)
     10(j)    -    Form of Employment Agreement with Jeannette P. Meier, George
                   H. Ellis and Phillip A. Moore (11)
     10(k)    -    Form of Amendment No. 1 to Employment Agreement with
                   Jeannette P. Meier, George H. Ellis and Phillip A. Moore (11)
     10(l)    -    Employment Agreement with Sam Wyly (11)
     10(m)    -    Employment Agreement with Charles J. Wyly, Jr. (11)
     10(n)    -    Employment Agreement with Sterling L. Williams (11)
     10(o)    -    Form of Amendment No. 1 to Employment Agreement with Charles
                   J. Wyly, Jr. and Sterling L. Williams (11)
     10(p)    -    Amendment No. 1 to Employment Agreement with Sam Wyly (11)
     10(q)    -    Amendment No. 2 to Employment Agreement with Sam Wyly (11)
     10(r)    -    Consultation Agreement with REC Enterprises, Inc. (11)
     10(s)    -    Form of Employment Agreement with Edward J. Lott, Warner C.
                   Blow, Werner L. Frank and Geno P. Tolari (11)
     10(t)    -    Employment Agreement with Sterling L. Williams (1)
     10(u)    -    Form of Employment Agreement with Jeannette P. Meier, George
                   H. Ellis, Phillip A. Moore, Warner C. Blow and Geno P. Tolari
                   (1)
     10(v)    -    Employment Agreement with Werner L. Frank (19)
     10(w)    -    Form of Series B Warrant Agreement (11)
     10(x)    -    Form of Amendment to Series B Warrant Agreement (January
                   1988) (11)
     10(y)    -    Form of Amendment to Series B Warrant Agreement (May 1989)
                   (11)
     10(z)    -    Form of Series E Warrant Agreement (11)
     10(aa)   -    Form of Amendment to Series E Warrant Agreement (May 1989)
                   (11)
     10(bb)   -    Form of Series F Warrant Agreement (11)
     10(cc)   -    Form of Amendment to Series F Warrant Agreement (May 1989)
                   (11)
     10(dd)   -    Amended and Restated Revolving Credit and Term Loan Agreement
                   dated June 8, 1990 between the Company and The First National
                   Bank of Boston and BankOne Texas N.A. ("Loan Agreement") (11)
     10(ee)   -    First Amendment to Loan Agreement dated as of October 16,
                   1990 (11)
     10(ff)   -    Second Amendment to Loan Agreement dated as of
                   September 19, 1991 (11)
     10(gg)   -    Third Amendment to Loan Agreement dated as of December 31,
                   1991 (11)
     10(hh)   -    Fourth Amendment to Loan Agreement dated as of June 15, 1992
                   (11)
     10(ii)   -    Fifth Amendment to Loan Agreement dated as of July 31, 1992
                   (11)
     10(jj)   -    Sixth Amendment to Loan Agreement dated as of August 31, 1992
                   (11)

     10(kk)   -    Seventh Amendment to Loan Agreement dated as of September 9,
                   1992 (11)
     10(ll)   -    Eighth Amendment to Loan Agreement dated as of September 30,
                   1992 (11)
     10(mm)   -    Ninth Amendment to Loan Agreement dated as of October 13,
                   1992 (11)
     10(nn)   -    Tenth Amendment to Loan Agreement dated as of December 17,
                   1992 (1)
     10(oo)   -    Form of Eleventh Amendment to Loan Agreement dated as of
                   March 29, 1993 (11)
     10(pp)   -    Twelfth Amendment to Loan Agreement dated as of June 30, 1993
                   (11)
     10(qq)   -    Form of Thirteenth Amendment to Loan Agreement dated as of
                   November 10, 1993 (11)
     10(rr)   -    Form of Fourteenth Amendment to Loan Agreement dated as of
                   November 22, 1993 (11)
     10(ss)   -    Fifteenth Amendment to Loan Agreement dated as of December
                   21, 1993 (12)
     10(tt)   -    Sixteenth Amendment to Loan Agreement dated as of December
                   30, 1993 (12)
     10(uu)   -    Seventeenth Amendment to Loan Agreement dated as of January
                   31, 1994 (12)
     10(vv)   -    Eighteenth Amendment to Loan Agreement dated as of March 15,
                   1994 (13)
     10(ww)   -    Nineteenth Amendment to Loan Agreement dated as of May 17,
                   1994 (16)
     10(xx)   -    Form of Twentieth Amendment to Loan Agreement dated as of
                   November 30, 1994 (19)
     10(yy)   -    Twenty-First Amendment to Loan Agreement dated as of December
                   29, 1994 (19)
     10(zz)   -    Twenty-Second Amendment to Loan Agreement dated as of January
                   31, 1995 (20)
     10(aaa)  -    1993 Executive Compensation Plan for Group Presidents (1)
     10(bbb)  -    1994 Executive Compensation Plan for Group Presidents (11)
     10(ccc)  -    1995 Executive Compensation Plan for Group Presidents (19)
     10(ddd)  -    Form of Series G Warrant Agreement (11)
     10(eee)  -    Amended 1992 Non-Statutory Stock Option Plan (17)
     10(fff)  -    1994 Non-Statutory Stock Option Plan (15)
     10(ggg)  -    Form of Indemnity Agreement between the Company and each of its directors and officers (11)
     10(hhh)  -    Systems Center, Inc. Restated and Amended Restricted Stock
                   Plan (9)
     10(iii)  -    Systems Center, Inc. Amended and Restated Nondiscretionary
                   Restricted Stock Plan (9)
     10(jjj)  -    Systems Center, Inc. 1982 Stock Option Plan (9)
     10(kkk)  -    Systems Center, Inc. 1992 Stock Incentive Plan (9)
     10(lll)  -    Systems Center, Inc. 1983 Stock Plan (9)

     10(mmm)  -    Systems Center, Inc. Share Option Scheme (9)
     10(nnn)  -    Registration Rights Agreement dated as of July 1, 1993 among the Company and the Selling Stockholders named therein (10)
     10(ooo)  -    KnowledgeWare, Inc. Incentive Stock Option Plan of 1984 (18)
     10(ppp)  -    KnowledgeWare, Inc. Second Incentive Stock Option Plan of
                   1984 (18)
     10(qqq)  -    KnowledgeWare, Inc. 1988 Stock Incentive Plan (18)
     10(rrr)  -    Consultation Agreement dated December 1, 1994 between the
                   Company and Francis A. Tarkenton (19)
     10(sss)  -    Form of Employment Agreement with M. Gene Konopik, A. Maria
                   Smith and Clive Smith (19)
     10(ttt)  -    Form of Employment Agreement with M. Gene Konopik, A. Maria
                   Smith and Clive Smith (19)
     10(uuu)  -    Consultation Agreement with REC Enterprises, Inc. dated July
                   2, 1994 (19)
     11       -    Computation of Earnings Per Share, Three Months Ended
                   December 31, 1993 (20)
     15       -    None
     18       -    None
     19       -    None
     22       -    None
     23       -    None
     24       -    None
     27       -    Financial Data Schedule (20)
     99(a)    -    Ralph Klein, William W. Nicholson; Irwin L. Jacobs, et al. v.
                   -------------------------------------------------------------
                   KnowledgeWare, Inc., a Georgia corporation, Contract Court
                   ----------------------------------------------------------
                   File No. C9-95-675.
                   ----
     99(b)    -    Ralph and Sharon Klein, husband and wife; Amy Klein; Sandra
                   -----------------------------------------------------------
                   Klein; William W. Nicholson; Robert H. Grodahl; Irwin L.
                   --------------------------------------------------------
                   Jacobs, et al. v. KnowledgeWare, Inc., a Georgia corporation;
                   -------------------------------------------------------------
                   Francis A. Tarkenton; Donald P. Addington; Richard M.
                   -----------------------------------------------------
                   Haddrill; Rick W. Gossett; J. William Scruggs; Sam A. Brooks;
                   -------------------------------------------------------------
                   and P.E. Sadler, Civil Court File No. C9-95-674.
                   ---------------

(b)  Reports on Form 8-K.

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

- ----------

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

(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference.
(14) Previously filed as an exhibit to the Company's Registration Statement
     No. 33-56679 on Form S-3 and incorporated herein by reference.
(15) Previously filed as an exhibit to the Company's Registration Statement
     No. 33-53837 on Form S-3 and incorporated herein by reference.
(16) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.
(17) Previously filed as an exhibit to the Company's Registration Statement
     No. 33-56683 on Form S-3 and incorporated herein by reference.
(18) Previously filed as an exhibit to the Company's Registration Statement
     No. 33-56681 on Form S-8 and incorporated herein by reference.
(19) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, as amended by Form 10-K/A Amendment No. 1, filed January 25, 1995, and incorporated herein by reference.
(20) Filed herewith.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               STERLING SOFTWARE, INC.



Date:  February 14, 1995                      /s/  Sterling L. Williams
                                         ----------------------------------
                                                 Sterling L. Williams
                                         President, Chief Executive Officer
                                                     and Director
                                            (Principal Executive Officer)



Date:  February 14, 1995                        /s/  George H. Ellis
                                          ----------------------------------
                                                   George H. Ellis
                                               Executive Vice President
                                             and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
Exhibit
  No.                              Description
- -------         ----------------------------------------------

  2(a)     -    Agreement and Plan of Merger dated as of March 31, 1993 among the Company, Systems Center, Inc. and SSI Acquisition
                Corporation ("SCI Agreement and Plan of Merger") (1)
  2(b)     -    First Amendment to SCI Agreement and Plan of Merger (11)
  2(c)     -    Amended and Restated Agreement and Plan of Merger dated as of
                August 31, 1994, among the Company, KnowledgeWare, Inc. and SSI
                Corporation ("KWI Agreement and Plan of Merger") (2)
  2(d)     -    Agreement dated October 11, 1994 among the Company,
                KnowledgeWare, Inc. and SSI Corporation (2)
  2(e)     -    First Amendment to KWI Agreement and Plan of Merger (2)
  4(a)     -    Certificate of Incorporation of the Company (3)
  4(b)     -    Certificate of Amendment of Certificate of Incorporation of the
                Company (11)
  4(c)     -    Certificate of Amendment of Certificate of Incorporation of the
                Company (4)
  4(d)     -    Restated Bylaws of the Company (5)
  4(e)     -    Form of Common Stock Certificate (6)
  4(f)     -    Form of Certificate of Designation, Preferences, Rights and
                Limitations with respect to Series B Junior Preferred Stock (11)
  4(g)     -    Form of Indenture between the Company and Bank of America Texas,
                National Association, as Trustee, including the form of 5 3/4%
                Convertible Subordinated Debenture attached as Exhibit A thereto
                (7)
  4(h)     -    Preferred Stock and Warrant Purchase Agreement dated June 25,
                1991 among Systems Center, Inc. and the Investors named therein
                (8)
  4(i)     -    Warrant Agreement dated June 9, 1994 between KnowledgeWare, Inc.
                and Trust Company Bank (14)
  4(j)     -    Supplemental Warrant Agreement dated as of November 30, 1994 between KnowledgeWare, Inc. and Trust Company Bank (14)
  10(a)    -    Amended and Restated Stock Option Agreement dated as of August
                31, 1994 between the Company and KnowledgeWare, Inc. (2)
  10(b)    -    Form of Amended and Restated Stockholder Agreement dated as of
                August 31, 1994 between the Company and certain stockholders of
                KnowledgeWare, Inc. (2)
  10(c)    -    Form of Registration Rights Agreement dated as of November 30,
                1994 among the Company and the Selling Stockholders named therein (2)

  10(d)    -    Form of Escrow Agreement dated as of November 30, 1994 among the
                Company, KnowledgeWare, Inc., The First National Bank of Boston,
                N.A. and Stuart Finestone (2)
  10(e)    -    Amended Incentive Stock Option Plan of the Company (16)
  10(f)    -    Amended Non-Statutory Stock Option Plan of the Company (16)
  10(g)    -    Supplemental Executive Retirement Plan II of Informatics General
                Corporation (11)
  10(h)    -    Form of Supplemental Executive Retirement Plan II Agreement (the
                "SERP II Agreement") (11)
  10(i)    -    Amendment to SERP II Agreement (11)
  10(j)    -    Form of Employment Agreement with Jeannette P. Meier, George H.
                Ellis and Phillip A. Moore (11)
  10(k)    -    Form of Amendment No. 1 to Employment Agreement with Jeannette
                P. Meier, George H. Ellis and Phillip A. Moore (11)
  10(l)    -    Employment Agreement with Sam Wyly (11)
  10(m)    -    Employment Agreement with Charles J. Wyly, Jr. (11)
  10(n)    -    Employment Agreement with Sterling L. Williams (11)
  10(o)    -    Form of Amendment No. 1 to Employment Agreement with Charles J.
                Wyly, Jr. and Sterling L. Williams (11)
  10(p)    -    Amendment No. 1 to Employment Agreement with Sam Wyly (11)
  10(q)    -    Amendment No. 2 to Employment Agreement with Sam Wyly (11)
  10(r)    -    Consultation Agreement with REC Enterprises, Inc. (11)
  10(s)    -    Form of Employment Agreement with Edward J. Lott, Warner C.
                Blow, Werner L. Frank and Geno P. Tolari (11)
  10(t)    -    Employment Agreement with Sterling L. Williams (1)
  10(u)    -    Form of Employment Agreement with Jeannette P. Meier, George H.
                Ellis, Phillip A. Moore, Warner C. Blow and Geno P. Tolari (1)
  10(v)    -    Employment Agreement with Werner L. Frank (19)
  10(w)    -    Form of Series B Warrant Agreement (11)
  10(x)    -    Form of Amendment to Series B Warrant Agreement (January 1988)
                (11)
  10(y)    -    Form of Amendment to Series B Warrant Agreement (May 1989) (11)
  10(z)    -    Form of Series E Warrant Agreement (11)
  10(aa)   -    Form of Amendment to Series E Warrant Agreement (May 1989) (11)
  10(bb)   -    Form of Series F Warrant Agreement (11)
  10(cc)   -    Form of Amendment to Series F Warrant Agreement (May 1989) (11)
  10(dd)   -    Amended and Restated Revolving Credit and Term Loan Agreement
                dated June 8, 1990 between the Company and The First National
                Bank of Boston and BankOne Texas N.A. ("Loan Agreement") (11)

  10(ee)   -    First Amendment to Loan Agreement dated as of October 16, 1990
                (11)
  10(ff)   -    Second Amendment to Loan Agreement dated as of September 19,
                1991 (11)
  10(gg)   -    Third Amendment to Loan Agreement dated as of December 31, 1991
                (11)
  10(hh)   -    Fourth Amendment to Loan Agreement dated as of June 15, 1992
                (11)
  10(ii)   -    Fifth Amendment to Loan Agreement dated as of July 31, 1992 (11)
  10(jj)   -    Sixth Amendment to Loan Agreement dated as of August 31, 1992
                (11)
  10(kk)   -    Seventh Amendment to Loan Agreement dated as of September 9,
                1992 (11)
  10(ll)   -    Eighth Amendment to Loan Agreement dated as of September 30,
                1992 (11)
  10(mm)   -    Ninth Amendment to Loan Agreement dated as of October 13, 1992
                (11)
  10(nn)   -    Tenth Amendment to Loan Agreement dated as of December 17, 1992
                (1)
  10(oo)   -    Form of Eleventh Amendment to Loan Agreement dated as of March
                29, 1993 (11)
  10(pp)   -    Twelfth Amendment to Loan Agreement dated as of June 30, 1993
                (11)
  10(qq)   -    Form of Thirteenth Amendment to Loan Agreement dated as of
                November 10, 1993 (11)
  10(rr)   -    Form of Fourteenth Amendment to Loan Agreement
                 dated as of November 22, 1993 (11)
  10(ss)   -    Fifteenth Amendment to Loan Agreement dated as of December 21,
                1993 (12)
  10(tt)   -    Sixteenth Amendment to Loan Agreement dated as of December 30,
                1993 (12)
  10(uu)   -    Seventeenth Amendment to Loan Agreement dated as of January 31,
                1994 (12)
  10(vv)   -    Eighteenth Amendment to Loan Agreement dated as of March 15,
                1994 (13)
  10(ww)   -    Nineteenth Amendment to Loan Agreement dated as of May 17, 1994
                (16)
  10(xx)   -    Form of Twentieth Amendment to Loan Agreement dated as of
                November 30, 1994 (19)
  10(yy)   -    Twenty-First Amendment to Loan Agreement dated as of December
                29, 1994 (19)
  10(zz)   -    Twenty-Second Amendment to Loan Agreement dated as of January
                31, 1995 (20)
  10(aaa)  -    1993 Executive Compensation Plan for Group Presidents (1)
  10(bbb)  -    1994 Executive Compensation Plan for Group Presidents (11)

  10(ccc)  -    1995 Executive Compensation Plan for Group Presidents (19)
  10(ddd)  -    Form of Series G Warrant Agreement (11)
  10(eee)  -    Amended 1992 Non-Statutory Stock Option Plan (17)
  10(fff)  -    1994 Non-Statutory Stock Option Plan (15)
  10(ggg)  -    Form of Indemnity Agreement between the Company and each of its directors and officers (11)
  10(hhh)  -    Systems Center, Inc. Restated and Amended Restricted Stock Plan
                (9)
  10(iii)  -    Systems Center, Inc. Amended and Restated Nondiscretionary
                Restricted Stock Plan (9)
  10(jjj)  -    Systems Center, Inc. 1982 Stock Option Plan (9)
  10(kkk)  -    Systems Center, Inc. 1992 Stock Incentive Plan (9)
  10(lll)  -    Systems Center, Inc. 1983 Stock Plan (9)
  10(mmm)  -    Systems Center, Inc. Share Option Scheme (9)
  10(nnn)  -    Registration Rights Agreement dated as of July 1, 1993 among the
                Company and the Selling Stockholders named therein (10)
  10(ooo)  -    KnowledgeWare, Inc. Incentive Stock Option Plan of 1984 (18)
  10(ppp)  -    KnowledgeWare, Inc. Second Incentive Stock Option Plan of 1984
                (18)
  10(qqq)  -    KnowledgeWare, Inc. 1988 Stock Incentive Plan (18)
  10(rrr)  -    Consultation Agreement dated December 1, 1994 between the
                Company and Francis A. Tarkenton (19)
  10(sss)  -    Form of Employment Agreement with M. Gene Konopik, A. Maria
                Smith and Clive Smith (19)
  10(ttt)  -    Form of Employment Agreement with M. Gene Konopik, A. Maria
                Smith and Clive Smith (19)
  10(uuu)  -    Consultation Agreement with REC Enterprises, Inc. dated July 2,
                1994 (19)
  11       -    Computation of Earnings Per Share, Three Months Ended December
                31, 1993 (20)
  15       -    None
  18       -    None
  19       -    None
  22       -    None
  23       -    None
  24       -    None
  27       -    Financial Data Schedule (20)
  99(a)    -    Ralph Klein, William W. Nicholson; Irwin L. Jacobs, et al. v.
                -------------------------------------------------------------
                KnowledgeWare, Inc., a Georgia corporation, Contract Court
                ----------------------------------------------------------
                File No. C9-95-675.
                --------
  99(b)    -    Ralph and Sharon Klein, husband and wife; Amy Klein; Sandra
                -----------------------------------------------------------
                Klein; William W. Nicholson; Robert H. Grodahl; Irwin L. Jacobs,
                ----------------------------------------------------------------
                et al. v. KnowledgeWare, Inc., a Georgia corporation; Francis A.
                ----------------------------------------------------------------
                Tarkenton; Donald P. Addington; Richard M. Haddrill; Rick W.
                ------------------------------------------------------------
                Gossett; J. William Scruggs; Sam A. Brooks; and P.E. Sadler,
                ------------------------------------------------------------
                Civil Court File No. C9-95-674.

- --------

(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-62028 on Form S-4 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement No. 33-56185 on form S-4 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement No. 2-82506 on Form S-1 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-69926 on Form S-8 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 on Form S-1 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Registration Statement No. 33-57428 on Form S-3 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Systems Center, Inc. for the quarter ended June 30, 1991 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Registration Statement No. 33-65402 on Form S-8 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Registration Statement No. 33-71706 on Form S-3 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference.
(14) Previously filed as an exhibit to the Company's Registration Statement No. 33-56679 on Form S-3 and incorporated herein by reference.
(15) Previously filed as an exhibit to the Company's Registration Statement No. 33-53837 on Form S-3 and incorporated herein by reference.
(16) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.
(17) Previously filed as an exhibit to the Company's Registration Statement No. 33-56683 on Form S-3 and incorporated herein by reference.
(18) Previously filed as an exhibit to the Company's Registration Statement No. 33-56681 on Form S-8 and incorporated herein by reference.
(19) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, as amended by Form 10-K/A Amendment No. 1, filed January 25, 1995, and incorporated herein by reference.
(20) Filed herewith.