Form 10-Q
period 1995-03-31
STERLING SOFTWARE INC
filed 1995-05-15
CIK 716714

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
         (Mark One)
            (X) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1995

                                      or

            ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the transition period from
                                               ------------------
                                            to
                                               ------------------

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

                        Yes  X                  No
                            ---                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Title                     Shares Outstanding as of May 1, 1995
   ----------------------------          ------------------------------------
   Common Stock, $.10 par value                        23,907,128

                        PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

                         Index to Financial Statements

                                                                                            Page
                                                                                            ----

Sterling Software, Inc. Consolidated Balance Sheets at March 31, 1995 and
  September 30, 1994.....................................................................     3

Sterling Software, Inc. Consolidated Statements of Operations for the Three and Six
  Months Ended March 31, 1995 and 1994...................................................     4

Sterling Software, Inc. Consolidated Statements of Stockholders' Equity for the Six
  Months Ended March 31, 1995 and 1994...................................................     5

Sterling Software, Inc. Consolidated Statements of Cash Flows for the Six Months
  Ended March 31, 1995 and 1994..........................................................     6

Sterling Software, Inc. Notes to Consolidated Financial Statements.......................     7


                                 STERLING SOFTWARE, INC.
                               CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share information)

                                        A S S E T S

                                                                                 March 31      September 30
                                                                                   1995            1994
                                                                                -----------    ------------
                                                                                (Unaudited)
Current assets:
  Cash and cash equivalents...................................................   $ 87,869         $101,893
  Marketable securities.......................................................     79,683           41,847
  Accounts and notes receivable, net..........................................    151,170          132,166
  Deferred income taxes.......................................................     14,970           11,294
  Prepaid expenses and other current assets...................................     15,206            9,978
                                                                                 --------         --------
    Total current assets......................................................    348,898          297,178

Property and equipment, net of accumulated depreciation of $53,982 at
March 31, 1995 and $47,241 at September 30, 1994..............................     59,548           36,699

Computer software, net of accumulated amortization of $94,443 at
March 31, 1995 and $90,259 at September 30, 1994..............................     84,135           58,131

Excess cost over net assets acquired, net of accumulated amortization of
 $20,166 at March 31, 1995 and $18,753 at September 30, 1994..................     76,022           54,504

Noncurrent deferred income taxes..............................................      7,001            2,216

Note and accrued interest receivable from KnowledgeWare, Inc. ................                      18,266

Other assets..................................................................     20,740           21,779
                                                                                 --------         --------
                                                                                 $596,344         $488,773
                                                                                 ========         ========

              L I A B I L I T I E S     A N D     S T O C K H O L D E R S '     E Q U I T Y

Current liabilities:
  Current portion of long-term debt...........................................   $ 11,459         $  7,257
  Income taxes payable........................................................     22,159           10,945
  Accounts payable and accrued liabilities....................................    111,329           76,219
  Deferred revenue............................................................     89,293           77,598
                                                                                 --------         --------
      Total current liabilities...............................................    234,240          172,019

Long-term debt................................................................    116,437          115,932
Other noncurrent liabilities..................................................     22,772           25,018

Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000 shares authorized; 200,000
    shares issued and outstanding.............................................         20               20
  Common stock, $.10 par value; 75,000,000 shares authorized; 23,911,000 and 22,378,000 shares issued at March 31, 1995 and September 30, 1994,
    respectively..............................................................      2,391            2,238
  Additional paid-in capital..................................................    261,685          192,064
  Retained earnings (deficit).................................................    (40,399)             572
  Less treasury stock, at cost: 76,000 and 1,793,000 shares at
    March 31, 1995 and September 30, 1994, respectively.......................       (802)         (19,090)
                                                                                 --------         --------
      Total stockholders' equity..............................................    222,895          175,804
                                                                                 --------         --------
                                                                                 $596,344         $488,773
                                                                                 ========         ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share information)
                                  (Unaudited)

                                                                   Three Months             Six Months
                                                                  Ended March 31          Ended March 31
                                                               --------------------   ---------------------
                                                                 1995        1994        1995        1994
                                                               --------    --------   ---------    --------
Revenue:
 Products...................................................   $ 52,505    $ 43,607   $ 102,056    $ 83,925
 Product support............................................     39,308      32,499      73,979      65,254
 Services...................................................     46,394      39,360      88,590      76,319
                                                               --------    --------   ---------    --------
                                                                138,207     115,466     264,625     225,498

Costs and expenses:
 Cost of sales:
  Products and product support..............................     17,061      17,617      33,072      33,980
  Services..................................................     26,748      26,725      53,247      52,034
                                                               --------    --------   ---------    --------
                                                                 43,809      44,342      86,319      86,014

 Product development and enhancement........................     11,356       8,178      20,802      15,654
 Selling, general and administrative........................     51,916      41,256     100,931      82,716
 Restructuring charge.......................................                             19,512
 Purchased research and development.........................                             62,000
                                                               --------    --------   ---------    --------
                                                                107,081      93,776     289,564     184,384
                                                               --------    --------   ---------    --------

Income (loss) before other income (expense) and income
 taxes.....................................................      31,126      21,690     (24,939)     41,114

Other income (expense):
 Interest expense..........................................      (2,210)     (1,660)     (4,200)     (3,333)
 Investment income.........................................       2,239         731       3,127       1,411
 Other.....................................................         399         984         264         159
                                                               --------    --------   ---------    --------
                                                                    428          55        (809)     (1,763)
                                                               --------    --------   ---------    --------

Income (loss) before income taxes..........................      31,554      21,745     (25,748)     39,351
Provision for income taxes.................................      11,395       8,190      15,747      14,973
                                                               --------    --------   ---------    --------
Net income (loss)..........................................      20,159      13,555     (41,495)     24,378
Preferred stock dividends..................................          49          49          98          98
                                                               --------    --------   ---------    --------
Income (loss) applicable to common stockholders............    $ 20,110    $ 13,506    ($41,593)   $ 24,280
                                                               ========    ========   =========    ========

Income (loss) per common share:
 Net income (loss):
  Primary..................................................        $.72        $.59    ($  1.85)      $1.07
                                                               ========    ========   =========    ========
  Fully diluted............................................        $.67        $.54    ($  1.85)       $.99
                                                               ========    ========   =========    ========
Average common shares outstanding..........................      23,526      19,857      22,490      19,120
                                                               ========    ========   =========    ========



                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Six Months Ended March 31, 1995 and 1994
                                (in thousands)
                                  (Unaudited)

                                   Preferred Stock      Common Stock                                Treasury Stock
                                   ---------------    ----------------                            ------------------
                                   Number             Number             Additional   Retained    Number                   Total
                                     of       Par       of       Par      Paid-in     Earnings      of                 Stockholders'
                                   Shares    Value    Shares    Value     Capital     (Deficit)   Shares     Cost         Equity
                                   ------    -----    ------    ------   ----------   ---------   ------   ---------   -------------

Balance at September 30, 1993..     200       $20     19,917    $1,992    $169,825    ($54,582)   1,837    ($19,558)      $ 97,697
 Net income....................                                                         24,378                              24,378
 Preferred stock dividends.....                                                            (98)                                (98)
 Issuance of common stock
  pursuant to stock options
  and warrants.................                        2,272       227      19,037                                          19,264
 Issuance of common stock
  to retirement plan...........                                                204                  (20)        218            422
 Other.........................                                                 95        (144)      (3)         34            (15)
                                    ---       ---     ------    ------    --------    --------    -----    --------       --------
Balance at March 31, 1994......     200       $20     22,189    $2,219    $189,161    ($30,446)   1,814    ($19,306)      $141,648
                                    ===       ===     ======    ======    ========    ========    =====    ========       ========

Balance at September 30, 1994..     200       $20     22,378    $2,238    $192,064    $    572    1,793    $(19,090)      $175,804
 Net loss......................                                                        (41,495)                            (41,495)
 Preferred stock dividends.....                                                            (98)                                (98)
 Issuance of common stock
  and treasury stock for
  acquisition..................                          720        72      56,260               (1,701)     18,111         74,443
 Common stock issuance
  costs........................                                               (788)                                           (788)
 Issuance of common stock
  pursuant to stock options
  and warrants.................                          813        81      13,920                                          14,001
 Issuance of common stock to
  retirement plan..............                                                130                   (8)         85            215
 Other.........................                                                 99         622       (8)         92            813
                                    ---       ---     ------    ------    --------    --------    -----    --------       --------
Balance at March 31, 1995.....      200       $20     23,911    $2,391    $261,685    ($40,399)      76       ($802)      $222,895
                                    ===       ===     ======    ======    ========    ========    =====    ========       ========




                            See accompanying notes.

                           STERLING SOFTWARE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                                                          Six Months
                                                                                        Ended March 31
                                                                                      -------------------
                                                                                        1995       1994
                                                                                      --------   --------
Operating activities:
 Net income (loss)...............................................................     ($41,495)  $ 24,378
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization.................................................       22,356     17,195
   Provision for losses on accounts receivable...................................          279      3,962
   Provision for deferred income taxes...........................................        3,403     12,190
   Purchased research and development............................................       62,000
   Write-down of property and equipment and other assets.........................        2,462
   Write-down of purchased and capitalized computer software costs...............        6,215
   Changes in operating assets and liabilities, net of effect of business acquisitions:
     Increase in accounts and notes receivable...................................       (9,770)   (14,716)
     Decrease (increase) in prepaids and other assets............................          293       (568)
     Increase (decrease) in accounts payable, accrued liabilities and
      income taxes payable........................................................       1,319    (19,614)
     Increase in deferred revenue.................................................       5,218      5,575
     Other........................................................................        (257)       191
                                                                                      --------   --------
    Net cash provided by operating activities....................................       52,023     28,593

Investing activities:
 Purchases of property and equipment.............................................      (21,847)    (8,776)
 Purchases and capitalized cost of development of computer software..............       (9,504)   (10,119)
 Business acquisitions, net of cash acquired.....................................      (16,270)
 Purchases of investments........................................................      (62,672)   (38,195)
 Proceeds from sales of investments..............................................       26,847     32,221
 Other...........................................................................          317      1,673
                                                                                      --------   --------
    Net cash used in investing activities........................................      (83,129)   (23,196)

Financing activities:
 Retirement and redemption of debt and capital lease obligations.................      (14,280)    (7,001)
 Proceeds from issuance of debt..................................................       17,561     10,485
 Proceeds from the sale of lease and installment receivables.....................        3,798      5,273
 Preacquisition advances to KnowledgeWare, Inc. .................................       (4,435)
 Proceeds from issuance of common stock pursuant to stock options and
   warrants......................................................................       14,001     19,264
 Other...........................................................................          192       (102)
                                                                                      --------   --------
    Net cash provided by financing activities....................................       16,837     27,919

Effect of foreign currency exchange rate changes on cash.........................          245        (37)
                                                                                      --------   --------
Increase (decrease) in cash and cash equivalents.................................      (14,024)    33,279

Cash and cash equivalents at beginning of period.................................      101,893     30,199
                                                                                      --------   --------
Cash and cash equivalents at end of period.......................................     $ 87,869   $ 63,478
                                                                                      ========   ========

Supplemental cash flow information:
 Interest paid...................................................................     $  3,633   $  3,609
                                                                                      ========   ========
 Income taxes paid...............................................................     $  4,490   $  1,677
                                                                                      ========   ========
 Income tax refunds..............................................................     $    470   $    578
                                                                                      ========   ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1995
                                  (Unaudited)

1.  Summary of Significant Accounting Policies

    Basis of Presentation

    The consolidated financial statements include the accounts of Sterling Software, Inc. and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany balances and transactions. The Company's quarterly financial data should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1994. Certain amounts for periods ended prior to March 31, 1995 have been reclassified to conform to the current year presentation.

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

    The operating results of KnowledgeWare are included in the Company's results of operations from the date of the Merger. In addition, the results of operations for the first quarter of 1995 include $62,000,000 of purchased research and development costs, which is the portion of the purchase price attributed to in-process research and development, and which is charged to expense in accordance with purchase accounting. The $62,000,000 charge has no related tax benefit. The results of operations for the first quarter of 1995 also include a charge for restructure costs of $19,512,000 to integrate KnowledgeWare's business into the Company's operations. Approximately $7,000,000 of the restructure charge has no related tax benefit.

    The following unaudited supplemental information presents the results of operations as if the Merger had occurred at October 1, 1993. This summary does not purport to be indicative of what would have occurred had the Merger occurred as of that date or of results which may occur in the future. This method of combining the companies is for the presentation of unaudited pro forma summary results of operations. Actual statements of operations of Sterling Software, Inc. and of KnowledgeWare have been combined from November 30, 1994 forward, with no retroactive restatement.

                                                               Six Months
                                                             Ended March 31
                                                           ------------------
  (Dollars in thousands, except per share data)              1995      1994
                                                           --------  --------
  Revenue                                                  $272,960  $294,351
                                                           ========  ========
  Income before other income (expense) and income taxes      40,658    36,300
                                                           ========  ========
  Income applicable to common stockholders                   18,835    19,072
                                                           ========  ========
  Net income per common share                              $    .69  $    .73
                                                           ========  ========

    The unaudited supplemental information presented above does not include a $62,000,000 charge for purchased research and development costs and a $19,512,000 restructuring charge directly related to the acquisition.


4.  Commitments and Contingencies

    One of the Company's subsidiaries, formerly known as KnowledgeWare, continues to be a defendant in several lawsuits filed against it in connection with its restatement of its financial results for the first three quarters of its 1994 fiscal year and with its financial results for its full 1994 fiscal year. Several lawsuits, claims and inquiries are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, Item 1 at pages 9 and 10 ("Form 10-K") and the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, Note 4 "Commitments and Contingencies" ("Form 10-Q"). Subsequently, the plaintiffs have moved to amend two of the lawsuits, one has been dismissed without prejudice, one additional such suit has been filed and the informal inquiry of the Securities and Exchange Commission ("SEC") has become a formal investigation, all as more fully described below.

    On April 5, 1995, KnowledgeWare removed both of the lawsuits filed against it in Minnesota state court to the United States District Court, District of Minnesota, Fourth Division. The first such suit was brought against KnowledgeWare by seven named plaintiffs, including Irwin L. Jacobs, who purchased 666,700 shares of KnowledgeWare's common stock in a private placement (the "Jacobs Suit"), and the second suit was brought against KnowledgeWare and its former directors and certain of its former officers by over twenty named plaintiffs, including Irwin
L. Jacobs, individually and as trustee of certain trusts for the benefit of his children (the "Second Jacobs Suit").

    On April 26, 1995, the plaintiffs in the Jacobs Suit filed a motion to amend their complaint, dropping their claims under Section 12(2) of the Securities Act of 1933, as amended (the "Securities Act"), but adding (a) Francis A. Tarkenton, Donald P. Addington, Richard M. Haddrill, Rick W. Gossett, J. William Scruggs, Sam A. Brooks and P. E. Sadler, former directors and officers of KnowledgeWare, as defendants, (b) claims for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder, (c) claims against the individual defendants for controlling person liability under Section 20 of the Exchange Act, (d) claims for violation of
Section 18 of the Exchange Act, (e) claims for violation of the Georgia Securities Act and Minnesota Securities Act, (f) claims against the individual defendants for controlling person liability under the Georgia Securities Act and Minnesota Securities Act, (g) claims for violation under the Minnesota Consumer Fraud Act, (h) claims against the individual defendants for breach of fiduciary duty, (i) claims for common law fraud and (j) claims for treble and punitive damages and attorneys' fees under Federal and Georgia RICO statutes.

    On April 26, 1995, the plaintiffs in the Second Jacobs Suit filed a motion to amend their complaint, dropping their claims under Section 12(2) of the Securities Act, but adding (a) claims for violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, (b) claims against the individual defendants for controlling person liability under Section 20 of the Exchange Act, (c) claims for violation of Section 18 of the Exchange Act and (d) claims for treble and punitive damages and attorneys' fees under Federal and Georgia RICO statutes.

    Plaintiff in the derivative suit styled Howard Lasker v. Francis A. Tarkenton, Donald P. Addington, Richard M. Haddrill, Sam A. Brooks, P. E. Sadler, J. William Scruggs, Rick W. Gossett, Defendants, and KnowledgeWare, Inc., Nominal Defendant, has agreed to dismiss the suit without prejudice and without the payment or promise of any consideration, and the parties are in the process of making the necessary filing with the court.

    On April 27, 1995, Gerald Caussade, a former employee of KnowledgeWare and a principal of Ecta Corporation and Fairfield Development, Inc. (plaintiffs in the Ecta Suit disclosed in the Form 10-K), filed suit in the United States District Court, Southern District of Iowa, Central Division, against KnowledgeWare, Donald Addington, Francis Tarkenton, Sterling Software, Inc., Werner Frank and Sterling Williams. The plaintiff is claiming (a) breach of contract as a third party beneficiary under the Asset Purchase Agreement dated May 26, 1994 among KnowledgeWare, Ecta Corporation and Fairfield Development, Inc., (b) as to the individual defendants, tortious interference with his business relations with KnowledgeWare, (c) fraudulent misrepresentation and negligent misrepresentation in connection with his accepting employment with KnowledgeWare, (d) wrongful termination in violation of public policy in connection with his termination from employment and (e) breach of contract under his employment contract. Plaintiff is seeking unspecified compensatory damages, damages for emotional distress, punitive damages and interest and other costs.

    On March 14, 1995, the SEC entered an Order Directing Private Investigation and Designating Officers to take Testimony titled "In the Matter of KnowledgeWare, Inc. (NY-6231)." The investigation generally relates to trading in KnowledgeWare securities from July 1, 1992 through the time of the Merger, KnowledgeWare's compliance with SEC filing and reporting obligations and the adequacy and/or accuracy of its public disclosures, recordkeeping and accounting controls.

    Pursuant to the Merger Agreement, approximately 484,800 shares of the Company's Common Stock were placed in escrow to cover certain losses that may arise in connection with any Actions for which the Company is entitled to indemnification. The Company is entitled to indemnification, to be satisfied exclusively from the Escrowed Shares, concerning certain Actions pending as of the date of the Merger Agreement or thereafter arising, including Actions arising out of violations or alleged violations of securities laws, but excluding any Actions arising out of the ordinary course of business transactions, Actions brought by current or former employees with respect to their employment or termination thereof and certain other Actions. If any of the Actions described above or in the Company's Form 10-K or Form 10-Q result in losses, claims, liabilities, judgments, costs or expenses, including amounts paid in settlement (hereinafter "Losses") to KnowledgeWare, Merger Sub or the Company, such Losses will result in a claim for indemnification to be satisfied from the Escrowed Shares. While discovery has just commenced in some actions and has not commenced in others, KnowledgeWare intends to defend each suit vigorously. There can be, however, no assurance of the final resolution of any of the lawsuits, claims or inquiries against KnowledgeWare, as to the amount of Losses that will result in connection with such Actions, nor as to the resulting impact on the Company. As of March 31, 1995, the Company estimates that approximately $600,000 of costs and expenses have been incurred since August 31, 1994 with respect to such Actions. In the event that all of the Escrowed Shares are used to cover Losses incurred by the Company, Merger Sub or KnowledgeWare, no Escrowed Shares will be distributed to the former KnowledgeWare common stockholders. If the ultimate Losses exceed the proceeds from applicable insurance, the value of the Escrowed Shares, and amounts accrued by KnowledgeWare prior to consummation of the Merger, such excess may be included in the Company's cost of acquiring KnowledgeWare to the extent such excess can be reasonably estimated within one year of the date of acquisition. As of March 31, 1995, the value of the Escrowed Shares was approximately $16,900,000 based on the March 31, 1995 closing stock price of $34 7/8 per share.


5.  Segment Information

    In connection with the Merger, the Company reorganized into five groups and 18 divisions. The Applications Management Group was established to focus exclusively on the applications management market. This group addresses two key needs in applications management, the need to develop new applications and the need to revitalize existing applications. Consulting services are also provided to ensure that customers are successful using the Company's applications management products. Additionally, the Company's international business (the "International Group") was combined with KnowledgeWare's. Finally, the Company created a new Systems Management Group out of the former Enterprise Software

Group. The Electronic Commerce Group and the Federal Systems Group remained essentially unchanged.

    The Company acquires, develops, markets and supports a broad range of computer software products and services in four major markets classified as Systems Management, Electronic Commerce, Applications Management and Federal Systems. Each major market is represented through independently operated business groups. The Systems Management Group provides enterprise-wide systems management software for large computing environments. The Electronic Commerce Group provides software and services to facilitate electronic commerce, defined by the Company as the worldwide electronic interchange of business information, including electronic data interchange software and services, data communications software and electronic payments software for financial institutions. The Applications Management Group focuses exclusively on the applications management market. The group provides products for developing new applications and revitalizing existing applications and consulting services to ensure that customers are successful using the applications management products. The Federal Systems Group provides highly technical services to the federal government under several multi-year contracts primarily in support of National Aeronautics and Space Administration aerospace research projects and secure communications systems for the Department of Defense. The fifth business group, International, is responsible for sales and first level support of the Company's products outside North America. International Group operating results and assets are included, as applicable, in the Company's Systems Management, Electronic Commerce and Applications Management segments in the business segment tables contained herein. International Group revenue of $35,586,000 and $24,103,000 and operating profit of $6,377,000 and $3,277,000 for the three months ended March 31, 1995 and 1994, respectively, have been allocated to the business segments. International Group revenue of $67,620,000 and $51,043,000 and operating profit of $12,716,000 and $6,990,000 for the six months ended March 31, 1995 and 1994, respectively, have been allocated to these business segments.

    Financial information concerning the Company's operations, by business segment, for the three and six months ended March 31, 1995 and 1994, restated to conform to the current year presentation, is summarized as follows (in thousands):

                                            Three Months         Six Months
                                           Ended March 31      Ended March 31
                                         ------------------  -------------------
                                           1995      1994      1995       1994
                                         --------  --------  --------   --------
Revenue:
 Electronic Commerce..................   $ 48,810  $ 38,716  $ 96,715   $ 74,582
 Systems Management...................     37,287    34,046    70,661     69,488
 Federal Systems......................     24,590    26,945    48,255     51,663
 Applications Management..............     25,347    11,972    45,357     23,865
 Corporate and other..................      2,173     3,787     3,637      5,900
                                         --------  --------  --------   --------
 Consolidated totals..................   $138,207  $115,466  $264,625   $225,498
                                         ========  ========  =========  ========

Operating Profit (Loss):
 Electronic Commerce..................   $ 16,452  $ 10,894  $ 29,204   $ 17,879
 Systems Management...................     13,460    12,129    24,596     25,065
 Federal Systems......................      1,867     1,694     3,393      3,308
 Applications Management..............      5,125     1,367     9,616      3,971
 Restructuring charge.................                        (19,512)
 Purchased research and development...                        (62,000)
 Corporate and other..................     (5,778)   (4,394)  (10,236)    (9,109)
                                         --------  --------  --------   --------
  Consolidated totals.................   $ 31,126  $ 21,690  ($24,939)  $ 41,114
                                         ========  ========  =========  ========


  The amounts presented for "Corporate and other" include corporate expense, intersegment eliminations and the results of operations of the Company's retail software division.

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

     In connection with the Merger, the Company reorganized into five groups and 18 divisions. The Applications Management Group ("AMG") was established to focus exclusively on the applications management market. AMG addresses two key needs in applications management, the need to develop new applications and the need to revitalize existing applications. Consulting services are also provided to ensure that customers are successful using the Company's applications management products. Additionally, the Company's international business (the "International Group") was combined with KnowledgeWare's. Finally, the Company created a new Systems Management Group ("SMG") out of the former Enterprise Software Group. The Electronic Commerce Group ("ECG") and the Federal Systems Group ("FSG") remained essentially unchanged.

     The cash costs directly related to the Merger of approximately $25,739,000 are included in the aggregate cost of the Merger and consist of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs of the acquisition. Approximately $19,332,000 was paid in the first six months of 1995.

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
                                                           -----------
                                                           $19,512,000
                                                           ===========

     As a result of the restructuring charge, future operating results are expected to benefit from the reduction in workforce and elimination of duplicate facilities. Estimated annual cost reductions of approximately $12,000,000 in salaries and benefits from the reduction in workforce and estimated total future cost reductions of approximately $8,200,000 in depreciation, amortization and rent expense are anticipated from the write-offs of software products which will not be actively marketed by the Company and the elimination of duplicate facilities and equipment. Of the total restructuring charge of $19,512,000, approximately $8,457,000 is a non-cash charge and the remaining $11,055,000 requires cash outlays, of which approximately $7,037,000 was expended prior to March 31, 1995. Future cash expenditures related to the restructuring are anticipated to be made from cash generated from operations. The Company does not expect to incur costs related to the restructure in excess of the amount charged to operations in the first quarter of 1995.

     Pursuant to purchase accounting guidelines, the deferred revenue balance associated with product support contracts acquired in a business combination may not be recognized as revenue ratably over the remaining terms of the product support contracts acquired. However, the net present value of the costs associated with the Company's obligation to provide product support services under those contracts may be accrued at the date of acquisition. Accordingly, deferred revenue of approximately $14,208,000 related to product support contracts acquired in the acquisition of KnowledgeWare will not be recognized as revenue in periods subsequent to November 30, 1994 and costs of approximately $13,679,000 have been accrued representing the net present value of the Company's obligation to provide product support services under these contracts. As the product support services are performed the costs of performing such services will be offset against this accrued liability. Approximately $6,800,000 of costs incurred through March 31, 1995 have been offset against this accrued liability.

     Since August 30, 1994, a number of lawsuits have been filed against KnowledgeWare and certain of its former officers and directors alleging violations of securities laws among other things. (See Note 4 "Commitments and Contingencies.") If these Actions result in losses, claims, liabilities, judgments, costs or expenses (including amounts paid in settlement) to the Company, Merger Sub or KnowledgeWare, such losses, claims, liabilities, judgments, costs or expenses will result in a claim for indemnification to be satisfied from the Escrowed Shares. While discovery has just commenced in some Actions and has not commenced in others,

KnowledgeWare intends to defend each suit vigorously. There can be, however, no assurance of the final resolution of any of the lawsuits, claims or inquires against KnowledgeWare, as to the amount of losses that will result in connection with such Actions, nor as to the resulting impact on the Company. As of March 31, 1995, the Company estimates that approximately $600,000 of costs and expenses have been incurred since August 31, 1994 with respect to such Actions. In the event that all of the Escrowed Shares are used to cover losses, claims, liabilities, judgments, costs or expenses incurred by the Company, no Escrowed Shares will be distributed to the former KnowledgeWare common stockholders. If the ultimate losses from such actions exceed the proceeds from applicable insurance, the value of the Escrowed Shares and amounts accrued by KnowledgeWare prior to consummation of the Merger, such excess may be included in the Company's cost of acquiring KnowledgeWare to the extent such excess can be reasonably estimated within one year of the date of acquisition. As of March 31, 1995, the value of the Escrowed Shares was approximately $16,900,000 based on the March 31, 1995 closing stock price of $34 7/8 per share.

Results of Operations

     The results of the International Group are included in the management's discussion and analysis of financial condition and results of operations for ECG, AMG, and SMG.

Three Months Ended March 31, 1995 and 1994

     Revenue increased $22,741,000, or 20%, in the second quarter of 1995 over the same period of 1994. Revenue outside of North America grew $11,483,000, or 48%, in the second quarter of 1995 over the second quarter of 1994. This revenue represented 26% and 21% of the Company's total revenue in the second quarters of 1995 and 1994, respectively. The foreign currency impact due to the weaker U.S. dollar had a favorable impact on revenue of approximately $3,000,000. For the three months ended March 31, 1995, 35% of the Company's product revenue was for products that run on hardware platforms other than mainframe hardware. This compares to 18% for the same period in 1994.

     ECG contributed $10,094,000 to the total revenue growth for the quarter increasing 26% over the second quarter of 1994. Network services revenue increased $5,439,000, on the growth in existing customer volume and the addition of new customers to the network primarily in the healthcare, grocery, retail and hardlines vertical markets. Product and product support revenue increased $4,712,000, or 18%, related to the sale of new products acquired in 1994, new product releases and sales growth in the EDI translation, banking and communications software products.

     AMG revenue grew $13,375,000, or 112%, due to the businesses acquired in the Merger. Product and product support revenue from products acquired in the Merger represented $10,605,000, or 42%, of total AMG revenue. Consulting and training services revenue, previously an immaterial component of AMG's total revenue, represented 19% of total AMG revenue. During the quarter, AMG initiated a specific sales and consulting services program that targets the KnowledgeWare customer base to assist them in the use of their application management software. The cost of this effort has no related revenue in the second quarter of

1995. The near term impact has been an increase in the sales pipeline for the KEY and VISION products for which revenue may be realized in the future.

     SMG revenue increased $3,241,000, or 10%, as the seasonality impact experienced from the difference between the fiscal years of the Company and Systems Center, Inc. ("Systems Center"), acquired in a pooling in 1993, has been reduced in the second quarter of 1995. Product and product support revenue increased $2,776,000, or 8%, due to increases in systems management and storage management fixed term license agreements. SMG offers fixed term licenses in addition to perpetual licenses which offer the customer a suite of software products for a specific period of time, generally three years, and accordingly are typically higher value contracts. The group sold a higher percentage of these license agreements in the second quarter of 1995 versus the second quarter of 1994. An increase in the installed customer base as well as price increases on certain products and on renewal of product support contracts also contributed to the revenue increase.

     FSG revenue decreased $2,355,000, or 9%, in the second quarter of 1995 primarily due to lower contract billings at NASA Ames resulting from lower billable costs and fewer federal contracts than in the same period of 1994. Technology developed in this group is being shared with the commercial businesses of the Company and is expected to benefit future revenue growth in those segments.

     Total cost and expenses increased $13,305,000, or 14%, on a 20% increase in revenue primarily due to increased selling, general and administrative expense to support the revenue growth in AMG, ECG and outside North America and an increase in net product development expenses directly related to the additional products and development activity acquired in the Merger. Costs of sales decreased slightly due to lower costs associated with lower contract billings in FSG. In addition, approximately $5,700,000 of product support costs related to customer support contracts acquired in the Merger were offset against a liability for product support costs accrued at the Merger date in accordance with purchase accounting guidelines.

     Net product development expense for the second quarter of 1995 of $11,356,000 is net of $5,326,000 of capitalized software development costs. This compares to net product development expense of $8,178,000 for the second quarter of 1994, which is net of $4,916,000 of capitalized costs for the same period. Total capitalized costs represented 32% and 38% of total development expenses for the quarters ended March 31, 1995 and 1994, respectively. Software amortization expense was $5,632,000 and $5,584,000 for the second quarters of 1995 and 1994, respectively.

     Selling, general and administrative expense increased $10,660,000, or 26%, primarily due to increased sales, marketing and administrative support personnel in AMG due to businesses acquired in the Merger and increased sales personnel in ECG and outside North America to support the continuing revenue growth.

     Interest expense increased due to higher international borrowings to manage foreign currency risk and to maintain increased working capital requirements after the Merger. Investment income is also higher due to the higher average cash balances available for investment as well as higher interest rates in the second quarter of 1995 versus the second quarter of 1994. The impact on operating profit from the currency impact of the weaker U.S. dollar was approximately $500,000. Income before income taxes was $31,554,000 in the second quarter of 1995 as compared to $21,745,000 in the second quarter of 1994. Income before income taxes increased $9,809,000, or 45%, primarily due to higher operating profits in ECG, up 51%, and in AMG, up 275%. There were no restructure costs included in the results of operations for the second quarter of 1995. All restructure costs related to the Merger were incurred and recognized in the first quarter of 1995.

Six Months Ended March 31, 1995 and 1994

     Revenue increased $39,127,000, or 17%, in the first six months of 1995 over the same period of 1994. Revenue in the first six months of 1995 from outside of North America grew $16,577,000, or 32%, over the first six months of 1994. This revenue represented 26% and 23% of the Company's total revenue in the first half of 1995 and 1994, respectively. The foreign currency impact due to the weaker U.S. dollar had a favorable impact on revenue of approximately $4,000,000. For the six months ended March 31, 1995, 36% of the Company's product revenue was for products that run on hardware platforms other than mainframe hardware. This compares to 19% for the same period in 1994.

     ECG contributed $22,133,000 to the total revenue growth for the first half of 1994 increasing 30% over the first six months of 1994. Network services revenue increased $10,046,000 on the growth in existing customer volume and the addition of new customers to the network primarily in the healthcare, grocery, retail and hardlines vertical markets. Product and product support revenue increased $12,129,000, or 24%, related to the sale of new products acquired in 1994, new product releases and sales growth in the EDI translation, banking and communications software products.

     AMG revenue grew $21,492,000, or 90%, due to the businesses acquired in the Merger. Product and product support revenue from products acquired in the Merger represented $18,577,000, or 41%, of total AMG revenue. Consulting and training services revenue, previously an immaterial component of AMG's total revenue, represented 13% of total AMG revenue. In the second quarter of 1995, AMG initiated a specific sales and consulting services program that targets the KnowledgeWare customer base to assist them in the use of their application management software. The cost of this effort has no related revenue in the first half of 1995. The near term impact has been an increase in the sales pipeline for the KEY and VISION products for which revenue may be realized in the future.

     SMG revenue increased $1,173,000, or 2%. Second quarter growth offset revenue declines reported in the first quarter of 1995 versus the first quarter of 1994. The first quarter revenue decrease was in part due to the sale of lower dollar value contacts for VM and systems management products in the first quarter of 1995 versus the first quarter of 1994. This revenue decrease was partially offset by the revenue generated from new storage management products which were not available for sale in the first quarter of 1994.

     FSG revenue decreased $3,408,000, or 7%, in the first six months of 1995 primarily due to lower contract billings at NASA Ames resulting from lower billable costs and fewer federal contracts than in the same period of 1994.

     Total cost and expenses increased $105,180,000, or 57%, primarily due to $19,512,000 of restructure costs of the Merger, the write-off of $62,000,000 of purchased research and development costs resulting from the application of purchase accounting guidelines in recording the Merger, increased selling, general and administrative expense to support the revenue growth in AMG and ECG and an increase in net product development expenses directly related to the additional products and development activity acquired in the Merger. In addition, approximately $6,800,000 of product support costs related to customer support contracts acquired in the Merger were offset against a liability for product support costs accrued at the Merger date in accordance with purchase accounting guidelines. Lower contract costs associated with lower contract billings in FSG also contributed to a lower cost of sales.

     Net product development expense for the first six months of 1995 of $20,802,000 is net of $9,472,000 of capitalized software development costs. This compares to net product development expense of $15,654,000 for the first six months of 1994, which is net of $9,316,000 of capitalized costs for the same period. Total capitalized costs represented 31% and 37% of total development expense for the six months ended March 31, 1995 and 1994, respectively. Software amortization expense was $11,496,000 and $10,712,000 for the first six months of 1995 and 1994, respectively.

     Selling, general and administrative expense increased $18,215,000, or 22%, primarily due to increased sales, marketing and administrative support personnel in AMG due to businesses acquired in the Merger and increased sales personnel in ECG and outside North America to support the continuing revenue growth.

     Interest expense increased due to higher international borrowings to manage foreign currency risk and to maintain increased working capital requirements after the Merger. Investment income is also higher due to the higher average cash balances available for investment, as well as higher interest rates in the first half of 1995 versus the first half of 1994. The impact on operating profit from the currency impact of the weaker U.S. dollar was approximately $1,000,000. The loss before income taxes was $25,748,000 in the first six months of 1995 as compared to income before income taxes of $39,351,000 in the first six months of 1994. The loss in the first six months can be attributed to the Merger restructure costs of $19,512,000 and the write-off of $62,000,000 of purchased research and development costs pursuant to the application of purchase accounting guidelines in recording the Merger. In the first six months of 1995 income before income taxes, restructure costs, and the write-off of purchased research and development costs was $55,764,000, up $16,413,000, or 42%, over the first six months of 1994, primarily due to higher operating profits in ECG, up 63%, and in AMG, up 142%.

Liquidity and Capital Resources

     The Company maintained a strong liquidity and financial position with $114,658,000 of working capital at March 31, 1995, which includes $87,869,000 of cash and cash equivalents and

$79,683,000 of marketable securities. Days sales outstanding, measured on a quarterly basis, decreased from 103 days for the quarter ended December 31, 1994 to 98 days for the quarter ended March 31, 1995. Net cash flows from operations increased $23,430,000 in the first six months of 1995 as compared to the first six months of 1994, primarily due to higher operating profits before non-cash charges, restructuring costs and the write-off of non-cash related research and development costs related to the acquisition of KnowledgeWare. Cash flows from operations and available cash balances were used to fund operations, marketable securities purchases, capital expenditures, including software additions, and direct costs related to the purchase of KnowledgeWare.

     On November 30, 1994, the Company issued approximately 2,421,000 shares of the Company's Common Stock, valued at approximately $74,443,000, for all the outstanding shares of commom stock of KnowledgeWare. In addition, the Company incurred cash costs directly related to the Merger of approximately $25,739,000. The Merger was accounted for as a purchase and recorded as follows (in thousands):

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

     At March 31, 1995, after the utilization of $4,100,000 for standby letters of credit, $30,900,000 was available for borrowing on the Company's
$35 million revolving credit and term loan agreement. Borrowings, if any, outstanding on May 31, 1995 will convert to a term loan with seven equal quarterly payments. Certain of the Company's foreign subsidiaries have separate lines of credit available for foreign exchange exposure management and working capital requirements. These lines of credit are guaranteed by the U.S. parent company. At March 31, 1995, $11,000,000 was outstanding pursuant to foreign lines of credit and $7,700,000 was available for borrowing thereunder.

     At March 31, 1995, the Company's capital resource commitments consisted of commitments under lease arrangements for office space and equipment.
The Company intends to meet such obligations primarily from internally generated funds. No significant commitments exist for future capital expenditures. The Company believes available balances of cash, cash equivalents and short-term investments combined with cash flows from operations and amounts available under credit and term loan agreements are sufficient to meet the Company's cash requirements for the forseeable future.

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

                         PART II -- OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders (the "Meeting") on March 16, 1995. The stockholders of the Company voted on and approved the following proposals:

     1. The election of three Class B Directors for terms expiring in 1998.

     2. A proposal to amend the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance from 50,000,000 shares to 75,000,000 shares.

     3. Amendments to the Company's Incentive Stock Option Plan (the "Incentive Plan") and Non-Statutory Stock Option Plan (the "Non-Statutory Plan") to increase the number of shares of Common Stock available for issuance upon exercise of options granted under the Incentive Plan from 1,750,000 shares to 2,000,000 shares and under the Non-Statutory Plan from 4,000,000 shares to 4,875,000 shares, as set forth in the Company's Proxy Statement for the Meeting.

     The proposals were approved by the following votes:

     1.   Election of Directors
          ---------------------

          NAME                        FOR        WITHHELD
          ----                        ---        --------
          Phillip A. Moore         20,577,816     149,158
          Charles J. Wyly, Jr.     20,561,581     165,393
          Michael C. French        20,528,068     198,906

     2.   Amendment to the Company's Certificate of Incorporation
          -------------------------------------------------------

             FOR        AGAINST    ABSTENTIONS   BROKER NON-VOTES
             ---        -------    -----------   ----------------
          19,312,315   1,336,367     78,292             NA

     3.   Amendments to the Incentive Plan and the Non-Statutory Plan
          -----------------------------------------------------------

             FOR        AGAINST    ABSTENTIONS   BROKER NON-VOTES
             ---        -------    -----------   ----------------
          12,680,894   7,948,831     97,249             NA

Item 6.   Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


     2(a) -- Agreement and Plan of Merger dated as of March 31, 1993 among the
             Company, Systems Center, Inc. and SSI Acquisition Corporation ("SCI
             Agreement and Plan of Merger") (1)
     2(b) -- First Amendment to SCI Agreement and Plan of Merger (9)
     2(c) -- Amended and Restated Agreement and Plan of Merger dated as of
             August 31, 1994, among the company, KnowledgeWare, Inc. and SSI
             Corporation ("KWI Agreement and Plan of Merger") (2)
     2(d) -- Agreement dated October 11, 1994 among the Company, KnowledgeWare,
             Inc. and SSI Corporation (2)
     2(e) -- First Amendment to KWI Agreement and Plan of Merger (2)
     3(a) -- Certificate of Incorporation of the Company (3)
     3(b) -- Certificate of Amendment of Certificate of Incorporation of
             the Company (9)
     3(c) -- Certificate of Amendment of Certificate of Incorporation of
             the Company (4)
     3(d) -- Certificate of Amendment of Certificate of Incorporation of
             the Company (12)
     3(e) -- Restated Bylaws of the Company (5)
     4(a) -- Form of Common Stock Certificate (6)
     4(b) -- Form of Certificate of Designation, Preferences, Rights and
             Limitations with respect to Series B Junior Preferred Stock (9)
     4(c) -- Form of Indenture between the Company and Bank of America Texas,
             National Association, as Trustee, including the form of 5 3/4%
             Convertible Subordinated Debenture attached as Exhibit A thereto (7)
     4(d) -- Preferred Stock and Warrant Purchase Agreement dated June 25,
             1991 among Systems Center, Inc. and the Investors named therein (8)
     4(e) -- Warrant Agreement dated June 9, 1994 between KnowledgeWare, Inc.
             and Trust Company Bank (10)
     4(f) -- Supplemental Warrant Agreement dated as of November 30, 1994 between KnowledgeWare, Inc. and Trust Company Bank (10)
    10(a) -- Incentive Stock Option Plan of the Company, as amended through
             April 26, 1995 (12)
    10(b) -- Non-Statutory Stock Option Plan of the Company, as amended through
             April 26, 1995 (11)
    10(c) -- Twenty-Third Amendment to Loan Agreement dated as of March 29,
             1995 (12)
    11(a) -- Computation of Earnings Per Share, Three Months Ended March 31,
             1995 (12)
    11(b) -- Computation of Earnings Per Share, Three Months Ended March 31,
             1994 (12)
    11(c) -- Computation of Earnings Per Share, Six Months Ended March 31,
             1994 (12)


    15    -- None
    18    -- None
    19    -- None
    22    -- None
    23    -- None
    24    -- None
    27    -- Financial Data Schedule (12)
    99(a) -- Gerald Caussade v. KnowledgeWare, Inc., Donald P. Addington,
             ------------------------------------------------------------
             Francis A. Tarkenton, Sterling Software, Inc., Werner Frank and
             ---------------------------------------------------------------
             Sterling Williams, Case No. 4-95-CV-80301. (12)
             -----------------

     (b)  Reports on Form 8-K.

          On February 28, 1995, the Company filed a Current Report on Form 8-K dated February 28, 1995, with respect to Item 5 of said form, which report related to the Company's restatement of business segment information for each quarter of the years 1994 and 1993.

- ----------
(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-62028 on Form S-4 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement No. 33-56185 on Form S-4 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement No. 2-82506 on Form S-1 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-69926 on Form S-8 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 on Form S-1 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Registration Statement No. 33-57428 on Form S-3 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Systems Center, Inc. for the quarter ended June 30, 1991 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Registration Statement No. 33-56679 on Form S-3 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Registration Statement No. 33-59107 on Form S-3 and incorporated herein by reference.
(12) Filed herewith.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              STERLING SOFTWARE, INC.




Date: May 15, 1995                           /s/ Sterling L. Williams
                                   -------------------------------------------
                                               Sterling L. Williams
                                        President, Chief Executive Officer
                                                   and Director
                                          (Principal Executive Officer)







Date: May 15, 1995                             /s/ George H. Ellis
                                   -------------------------------------------
                                                 George H. Ellis
                                            Executive Vice President
                                           and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX
                                -------------

                                                                              Sequentially
Exhibit                                                                         Numbered
  No.                            Description                                      Page
- -------    ---------------------------------------------------------------    ------------
2(a)    -- Agreement and Plan of Merger dated as of March 31, 1993 among the Company, Systems Center, Inc., and SSI Acquisition
           Corporation ("SCI Agreement and Plan of Merger") (1)
2(b)    -- First Amendment to SCI Agreement and Plan of Merger (9)
2(c)    -- Amended and Restated Agreement and Plan of Merger dated as of
           August 31, 1994, among the Company, KnowledgeWare, Inc. and
           SSI Corporation ("KWI Agreement and Plan of Merger") (2)
2(d)    -- Agreement dated October 11, 1994 among the Company,
           KnowledgeWare, Inc. and SSI Corporation (2)
2(e)    -- First Amendment to KWI Agreement and Plan of Merger (2)
3(a)    -- Certificate of Incorporation of the Company (3)
3(b)    -- Certificate of Amendment of Certificate of Incorporation of the
           Company (9)
3(c)    -- Certificate of Amendment of Certificate of Incorporation of the
           Company (4)
3(d)    -- Certificate of Amendment of Certificate of Incorporation of the
           Company (12)
3(e)    -- Restated Bylaws of the Company (5)
4(a)    -- Form of Common Stock Certificate (6)
4(b)    -- Form of Certificate of Designation, Preferences, Rights and
           Limitations with respect to Series B Junior Preferred Stock (9)
4(c)    -- Form of Indenture between the Company and Bank of America Texas,
           National Association, as Trustee, including the form of 5 3/4%
           Convertible Subordinated Debenture attached as Exhibit A
           thereto (7)
4(d)    -- Preferred Stock and Warrant Purchase Agreement dated June 25, 1991 among Systems Center, Inc. and the Investors named therein (8)
4(e)    -- Warrant Agreement dated June 9, 1994 between KnowledgeWare, Inc.
           and Trust Company Bank (10)
4(f)    -- Supplemental Warrant Agreement dated as of November 30, 1994 between KnowledgeWare, Inc. and Trust Company Bank (10)
10(a)   -- Incentive Stock Option Plan of the Company, as amended through
           April 26, 1995 (12)
10(b)   -- Non-Statutory Stock Option Plan of the Company, as amended through April 26, 1995 (11)
10(c)   -- Twenty-Third Amendment to Loan Agreement dated as of
           March 29, 1995 (12)
11(a)   -- Computation of Earnings Per Share, Three Months Ended
           March 31, 1995 (12)

11(b)  -- Computation of Earnings Per Share, Three Months Ended
          March 31, 1994 (12)
11(c)  -- Computation of Earnings Per Share, Six Months ended
          March 31, 1994 (12)
15     -- None
18     -- None
19     -- None
22     -- None
23     -- None
24     -- None
27     -- Financial Data Schedule (12)
99(a)  -- Gerald Caussade v. KnowledgeWare, Inc. Donald P. Addington,
          -----------------------------------------------------------
          Francis A. Tarkenton, Sterling Software, Inc., Werner Frank and
          ---------------------------------------------------------------
          Sterling Williams, Case No. 4-95-CV-80301. (12)
          -----------------

- ----------
(1)  Previously filed as an exhibit to the Company Registration Statement
     No. 33-62028 on Form S-4 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement No. 33-56185 on Form S-4 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement No. 2-82506 on Form S-1 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-69926 on Form S-8 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 on Form S-1 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Registration Statement No. 33-57428 on Form S-3 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Systems Center, Inc. for the quarter ended June 30, 1991 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Registration Statement No. 33-56679 on Form S-3 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Registration Statement No. 33-59107 on form S-3 and incorporated herein by reference.
(12) Filed herewith.