Form 10-Q/A
period 1995-03-31
STERLING SOFTWARE INC
filed 1995-05-19
CIK 716714

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

  This Form 10-Q/A Amendment No. 1 is being filed to correct a typographical error in Exhibit 11(c).

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

    11(c) -- Computation of Earnings Per Share, Six Months Ended March 31,
             1994 (13)


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

(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(13) Filed herewith.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                              STERLING SOFTWARE, INC.



Date: May 18, 1995                             /s/ Richard Connelly
                                   -------------------------------------------
                                                 Richard Connelly
                                          Vice President and Controller

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

11(b)  -- Computation of Earnings Per Share, Three Months Ended
          March 31, 1994 (12)

11(c)  -- Computation of Earnings Per Share, Six Months ended
          March 31, 1994 (13)
15     -- None
18     -- None
19     -- None
22     -- None
23     -- None
24     -- None
27     -- Financial Data Schedule (12)
99(a)  -- Gerald Caussade v. KnowledgeWare, Inc. Donald P. Addington,
          -----------------------------------------------------------
          Francis A. Tarkenton, Sterling Software, Inc., Werner Frank and
          ---------------------------------------------------------------
          Sterling Williams, Case No. 4-95-CV-80301. (12)
          -----------------

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

(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(13) Filed herewith.