Form 10-Q
period 1995-06-30
STERLING SOFTWARE INC
filed 1995-08-14
CIK 716714

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
       (Mark One)
       (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 1995

                                  or

       ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from
                                         --------------------
                                       to
                                         --------------------

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

                Yes    X                No
                      ---                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title                   Shares Outstanding as of July 31, 1995
------------------------------     ----------------------------------------
 Common Stock, $.10 par value                      25,135,845

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

                               Index to Financial Statements
                                                                            Page
                                                                            ----

Sterling Software, Inc. Consolidated Balance Sheets at June 30, 1995 and
  September 30, 1994.......................................................    3

Sterling Software, Inc. Consolidated Statements of Operations for the
  Three and Nine Months Ended June 30, 1995 and 1994.......................    4

Sterling Software, Inc. Consolidated Statements of Stockholders' Equity
  for the Nine Months Ended June 30, 1995 and 1994.........................    5

Sterling Software, Inc. Consolidated Statements of Cash Flows for the
  Nine Months Ended June 30, 1995 and 1994.................................    6

Sterling Software, Inc. Notes to Consolidated Financial Statements.........    7

                            STERLING SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share information)

                                  A S S E T S

                                                 June 30        September 30
                                                   1995             1994
                                               -----------      -------------
                                               (Unaudited)
Current assets:
  Cash and cash equivalents...................   $125,624        $101,893
  Marketable securities.......................     75,288          41,847
  Accounts and notes receivable, net..........    160,976         132,166
  Deferred income taxes.......................      3,059          11,294
  Prepaid expenses and other current assets...     20,351           9,978
                                                 --------        --------
    Total current assets......................    385,298         297,178

Property and equipment, net of accumulated
  depreciation of $55,470 at June 30, 1995
  and $47,241 at September 30, 1994...........     65,423          36,699

Computer software, net of accumulated
  amortization of $99,767 at June 30, 1995
  and $90,259 at September 30, 1994...........     85,003          58,131

Excess cost over net assets acquired,
  net of accumulated amortization of $21,736
  at June 30, 1995 and $18,753 at
  September 30, 1994..........................     74,053          54,504


Noncurrent deferred income taxes..............      9,718           2,216

Note and accrued interest receivable from
  KnowledgeWare, Inc..........................                     18,266

Other assets..................................     19,126          21,779
                                                 --------        --------
                                                 $638,621        $488,773
                                                 ========        ========

    L I A B I L I T I E S    A N D    S T O C K H O L D E R S'   E Q U I T Y

Current liabilities:
  Current portion of long-term debt...........   $ 15,808        $  7,257
  Income taxes payable........................      7,521          10,945
  Accounts payable and accrued liabilities....    103,259          76,219
  Deferred revenue............................     96,662          77,598
                                                 --------        --------
    Total current liabilities.................    223,250         172,019

Long-term debt................................    116,424         115,932
Other noncurrent liabilities..................     25,078          25,018

Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000
   shares authorized; 200,000 shares issued
   and outstanding at September 30, 1994......                        20

  Common stock, $.10 par value; 75,000,000
   shares authorized; 24,828,000 and
   22,378,000 shares issued at June 30, 1995
   and September 30, 1994, respectively.......      2,483           2,238

 Additional paid-in capital...................    291,219         192,064
 Retained earnings (deficit)..................    (19,143)            572
 Less treasury stock, at cost:  66,000 and
   1,793,000 shares at June 30, 1995 and
   September 30, 1994, respectively...........       (690)        (19,090)
                                                 --------        --------
     Total stockholders' equity...............    273,869         175,804
                                                 --------        --------
                                                 $638,621        $488,773
                                                 ========        ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share information)
                                  (Unaudited)

                                              Three Months           Nine Months
                                             Ended June 30          Ended June 30
                                          -------------------   --------------------
                                            1995       1994        1995       1994
                                          ---------  --------   ----------  --------
Revenue:
  Products..............................  $ 62,001   $ 41,173   $ 164,057   $125,043
  Product support.......................    41,571     33,825     115,550     99,079
  Services..............................    47,376     41,545     135,966    117,919
                                          --------   --------    --------   --------
                                           150,948    116,543     415,573    342,041

Costs and expenses:
  Cost of sales:
    Products and product support........    17,216     14,216      50,288     48,196
    Services............................    31,708     27,326      84,955     79,360
                                          --------   --------    --------   --------
                                            48,924     41,542     135,243    127,556

  Product development and enhancement...    11,661      8,852      32,463     24,506
  Selling, general and administrative...    56,452     42,390     157,383    125,106
  Restructuring charge..................                           19,512
  Purchased research and development....                           62,000
                                          --------   --------    --------   --------
                                           117,037     92,784     406,601    277,168
                                          --------   --------    --------   --------

Income before other income (expense)
 and income taxes.......................    33,911     23,759       8,972     64,873

Other income (expense):
  Interest expense......................    (2,189)    (1,621)     (6,389)    (4,954)
  Investment income.....................     2,592      1,147       5,719      2,558
  Other.................................       512        397         776        556
                                          --------   --------    --------   --------
                                               915        (77)        106     (1,840)
                                          --------   --------    --------   --------

Income before income taxes..............    34,826     23,682       9,078     63,033
Provision for income taxes..............    12,537      8,707      28,284     23,680
                                          --------   --------    --------   --------
Net income (loss).......................    22,289     14,975     (19,206)    39,353
Preferred stock dividends...............        49         49         147        147
                                          --------   --------    --------   --------
Income (loss) applicable to common
 stockholders...........................  $ 22,240   $ 14,926    ($19,353)  $ 39,206
                                          ========   ========    ========   ========

Income (loss) per common share:
  Net income (loss):
    Primary.............................    $  .79     $  .65      ($ .84)    $ 1.72
                                          ========   ========    ========   ========
    Fully diluted.......................    $  .73     $  .59      ($ .84)    $ 1.58
                                          ========   ========    ========   ========
Average common shares outstanding.......    24,118     20,433      23,036     19,558
                                          ========   ========    ========   ========


                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Nine Months Ended June 30, 1995 and 1994
                                (in thousands)
                                  (Unaudited)

                                Preferred Stock      Common Stock                                   Treasury Stock
                               -----------------  ------------------                              ------------------
                               Number             Number                Additional   Retained     Number                   Total
                                 of        Par     of       Par          Paid-in     Earnings       of                 Stockholders'
                               Shares     Value   Shares    Value        Capital     (Deficit)    Shares     Cost          Equity
                               --------   ------  -------   --------    ---------    ---------    ------    --------   -------------
Balance at September 30,
 1993........................       200      $20   19,917     $1,992     $169,825    ($54,582)    1,837    ($19,558)       $ 97,697
 Net income..................                                                          39,353                                39,353
 Preferred stock dividends...                                                            (147)                                 (147)
 Issuance of common stock
  pursuant to stock options
  and warrants...............                       2,409        241       20,878                                            21,119
 Issuance of common stock to
  retirement plan............                                                 346                   (29)        306             652
 Other.......................                                                  95      (3,236)       (3)         34          (3,107)
                                   ----      ---   ------     ------     --------    --------    ------    --------        --------
Balance at June 30, 1994.....       200      $20   22,326     $2,233     $191,144    ($18,612)    1,805    ($19,218)       $155,567
                                   ====      ===   ======     ======     ========    ========    ======    ========        ========
Balance at September 30,
 1994........................       200      $20   22,378     $2,238     $192,064    $    572     1,793    $(19,090)       $175,804
 Net loss....................                                                         (19,206)                              (19,206)
 Preferred stock dividends...                                                            (147)                                 (147)
 Issuance of common stock
  and treasury stock for
  acquisition................                         720         72       56,260                (1,701)     18,111          74,443
 Common stock issuance costs.                                                (730)                                             (730)
 Issuance of common stock
  pursuant to stock
  options and warrants.......                       1,730        173       30,535                                            30,708
 Issuance of common stock
  to retirement plan.........                                                 378                   (18)        196             574
 Tax benefit from exercise
  of stock options...........                                              12,651                                            12,651
 Issuance of warrants upon
  conversion of preferred
  stock......................      (200)     (20)                              20
 Other.......................                                                  41        (362)       (8)         93            (228)
                                   ----      ---   ------     ------     --------    --------    ------    --------        --------
Balance at June 30, 1995.....                      24,828     $2,483     $291,219    ($19,143)       66    ($   690)       $273,869
                                   ====      ===   ======     ======     ========    ========    ======    ========        ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                  Nine Months
                                                 Ended June 30
                                             ---------------------
                                               1995         1994
                                             --------     --------
Operating activities:
 Net income (loss)........................   ($19,206)    $ 39,353
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation and amortization..........     33,938       25,402
   Provision for losses on accounts
    receivable............................      2,643        4,126
   Provision for deferred income taxes....     14,762       16,542
   Purchased research and development.....     62,000
   Write-down of property and equipment
    and other assets......................      2,462
   Write-down of purchased and
    capitalized computer software costs...      6,215
   Changes in operating assets and
    liabilities, net of effect of
    business acquisitions:
      Increase in accounts and notes
       receivable.........................    (24,604)     (14,490)
      Increase in prepaids and other
       assets.............................     (3,109)      (2,129)
      Decrease in accounts payable,
       accrued liabilities and income
       taxes payable......................    (10,407)     (12,587)

      Increase in deferred revenue........     12,348        6,540
      Other...............................     (1,168)      (1,964)
                                             --------     --------
       Net cash provided by operating
        activities........................     75,874       60,793

Investing activities:
 Purchases of property and equipment......    (31,601)     (12,727)
 Purchases and capitalized cost of
  development of computer software........    (16,016)     (16,609)
 Business acquisitions, net of cash
  acquired................................    (17,489)
 Purchases of investments.................    (81,808)     (47,968)
 Proceeds from sales of investments.......     51,415       61,942
 Other....................................        316        1,514
                                             --------     --------
       Net cash used in investing
        activities........................    (95,183)     (13,848)

Financing activities:
 Retirement and redemption of debt and
  capital lease obligations...............    (15,264)     (12,916)
 Proceeds from issuance of debt...........     22,661       17,597
 Proceeds from the sale of lease and
  installment receivables.................      9,685        7,389
 Preacquisition advances to
  KnowledgeWare, Inc......................     (4,435)
 Proceeds from issuance of common stock
  pursuant to stock options and warrants..     30,708       21,119
 Other...................................        (601)      (2,980)
                                             --------     --------
       Net cash provided by financing
        activities........................     42,754       30,209

Effect of foreign currency exchange
 rate changes on cash.....................        286          295
                                             --------     --------

Increase in cash and cash equivalents.....     23,731       77,449

Cash and cash equivalents at beginning
 of period................................    101,893       30,199
                                             --------     --------

Cash and cash equivalents at end of
 period...................................   $125,624     $107,648
                                             ========     ========

Supplemental cash flow information:
 Interest paid............................   $  4,667     $  3,733
                                             ========     ========
 Income taxes paid........................   $  8,665     $  3,329
                                             ========     ========
 Income tax refunds.......................   $  1,184     $  1,110
                                             ========     ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995
                                  (Unaudited)

1.  Summary of Significant Accounting Policies

    Basis of Presentation

    The consolidated financial statements include the accounts of Sterling Software, Inc. and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany balances and transactions. The Company's quarterly financial data should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1994. Certain amounts for the periods ended prior to June 30, 1995 have been reclassified to conform to the current year presentation.

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

    The Company invests excess cash in a diversified portfolio consisting of a variety of securities including commercial paper, corporate notes and U.S. government obligations, which may include both investment grade and non-investment grade securities. The fair values for marketable securities are based on quoted market prices. All marketable securities are classified as available-for-sale securities.


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


3.  Business Combination

    On November 30, 1994, Sterling Software, Inc. acquired KnowledgeWare,
Inc. ("KnowledgeWare"), a Georgia corporation based in Atlanta, Georgia which was a leading provider of applications development software and services, for approximately $102 million, in a stock-for-stock acquisition (the "Merger"). In connection with the Merger, the Company issued approximately 2,421,000 shares of the Company's $0.10 par value Common Stock (the "Common Stock") valued at approximately $74,443,000 and reserved approximately 340,000 shares of Common Stock for issuance upon exercise of KnowledgeWare's options and warrants. In addition, the Company incurred cash costs directly related to the Merger of approximately $27,665,000. The Merger, which was accounted for as a purchase, was completed pursuant to the terms of an Amended and Restated Agreement and Plan of Merger dated as of August 31, 1994, as amended (the "Merger Agreement"), among the Company, SSI Corporation, a Georgia corporation and a wholly owned subsidiary of the Company ("Merger Sub"), and KnowledgeWare. Of the 2,421,000 shares of Common Stock issued, approximately 484,800 shares were placed in escrow (the "Escrowed Shares") to cover certain losses that may result in connection with any pending or threatened litigation, action, claim, proceeding, dispute or investigation ("Actions") (including amounts paid in settlement) to which the Company is entitled to indemnification pursuant to the terms of the Merger Agreement. (See Note 4 "Commitments and Contingencies.")

    The operating results of KnowledgeWare are included in the Company's results of operations from the date of the Merger. In addition, the results of operations for the first quarter of 1995 include $62,000,000 of purchased research and development costs, which is the portion of the purchase price attributed to in-process research and development, and which is charged to expense in accordance with purchase accounting guidelines. The $62,000,000 charge has no related tax benefit. The results of operations for the first quarter of 1995 also include a charge for restructure costs of $19,512,000 to integrate KnowledgeWare's business into the Company's operations. Approximately $7,000,000 of the restructure charge has no related tax benefit. The components of the restructuring charge are the following:

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
                                               -----------
                                               $19,512,000
                                               ===========


    The following unaudited supplemental information presents the results of operations as if the Merger had occurred at October 1, 1993. This summary does not purport to be indicative of what would have occurred had the Merger occurred as of that date or of results which may occur in the future. This method of combining the companies is for the presentation of unaudited pro forma summary results of operations. The actual statements of operations of Sterling Software, Inc. and of KnowledgeWare have been combined from November 30, 1994 forward, with no retroactive restatement.

                                                              Nine Months
                                                             Ended June 30
                                                           ------------------
     (Dollars in thousands, except per share data)           1995      1994
                                                           --------  --------
     Revenue                                               $423,908  $441,308
                                                           ========  ========
     Income before other income (expense) and
        income taxes                                         74,569    44,114
                                                           ========  ========
     Income applicable to common stockholders                41,075    19,237
                                                           ========  ========
     Net income per common share                           $   1.41  $    .78
                                                           ========  ========

    The unaudited supplemental information presented above does not include a $62,000,000 charge for purchased research and development costs and a $19,512,000 restructuring charge directly related to the acquisition.


4.  Commitments and Contingencies

    One of the Company's subsidiaries, formerly known as KnowledgeWare, along with various of its former officers and directors, continues to be a defendant in several lawsuits filed in connection with KnowledgeWare's restatement of its financial results for the first three quarters of its 1994 fiscal year and with KnowledgeWare's financial results for its full 1994 fiscal year. Several lawsuits, claims and inquiries and a formal investigation by the Securities and Exchange Commission are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, Item 1 at pages 9 and 10 ("Form 10-K"), the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, Note 4 "Commitments and Contingencies" ("First Quarter Form 10-Q"), and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, Note 4 "Commitments and Contingencies" ("Second Quarter Form 10-Q"). Subsequently, one additional lawsuit has been filed and one lawsuit has been dismissed without prejudice, all as more fully described below.

    On June 27, 1995, Compass Investors, a New York limited partnership, Frederick K. Martin, MTI Vacations, Inc., Martin A Liebowitz, Hawley Equity Fund, and Robert A. Burstine, who were investment clients of Mitchell Hutchins Asset Management, Inc., and who had purchased 177,000 shares of KnowledgeWare stock in a private placement in January 1994, brought suit in the United States District Court for the district of Minnesota, Fourth Division, against KnowledgeWare, Francis A. Tarkenton, Donald P. Addington, Richard M. Haddrill, Rick W. Gossett, J. Williams Scruggs, Sam A. Brooks and P. E. Sadler, former directors and officers of KnowledgeWare (the "Compass Investors Suit"), alleging claims substantially identical to those alleged in the Jacobs Suit as amended (disclosed in the Second Quarter Form 10-Q).

    On May 5, 1995, the plaintiff in the derivative suit styled Howard Lasker v. Francis A. Tarkenton, Donald P. Addington, Richard M. Haddrill, Sam A. Brooks,
P. E. Sadler, J. William Scruggs, Rick W. Gossett, Defendants, and KnowledgeWare, Inc., Nominal Defendant, dismissed that suit without prejudice and without the payment or promise of any consideration.

    The 1994 Class Action Suits (disclosed in the Form 10-K), the Jacobs Suit, the Second Jacobs Suit (disclosed in the Second Quarter Form 10-Q), the Ecta Suit (disclosed in the Form 10-K) and the Caussade Suit (disclosed in the Second Quarter Form 10-Q) are all in discovery.

    Pursuant to the Merger Agreement, approximately 484,800 shares of the Company's Common Stock were placed in escrow to cover certain losses that may arise in connection with any Actions for which the Company is entitled to indemnification. The Company is entitled to indemnification, to be satisfied exclusively from the Escrowed Shares, concerning certain Actions pending as of the date of the Merger Agreement or thereafter arising, including Actions arising out of violations or alleged violations of securities laws, but excluding any Actions arising out of the ordinary course of business transactions, Actions brought by current or former employees with respect to their employment or termination thereof and certain other Actions. If any of the Actions described above or in the Company's Form 10-K, First Quarter Form 10-Q or Second Quarter Form 10-Q result in losses, claims, liabilities, judgments, costs or expenses, including amounts paid in settlement (hereinafter "Losses") to KnowledgeWare, Merger Sub or the Company, such Losses will result in a claim for indemnification to be satisfied from the Escrowed Shares. While discovery has just commenced in some actions and has not commenced in others, KnowledgeWare intends to defend each suit vigorously. There can be, however, no assurance of the final resolution of any of the lawsuits, claims or inquiries against KnowledgeWare, as to the amount of Losses that will result in connection with such Actions, nor as to the resulting impact on the Company. As of June 30, 1995, the Company estimates that approximately $1,000,000 of costs and expenses have been incurred since August 31, 1994 with respect to such Actions. In the event that all of the Escrowed Shares are used to cover Losses incurred by the Company, Merger Sub or KnowledgeWare, no Escrowed Shares will be distributed to the former KnowledgeWare common stockholders. If the ultimate Losses exceed the proceeds from applicable insurance, the value of the Escrowed Shares, and amounts accrued by KnowledgeWare prior to consummation of the Merger, such excess may be included in the Company's cost of acquiring KnowledgeWare to the extent such excess can be reasonably estimated within one year of the date of acquisition. As of June 30, 1995, the value of the Escrowed Shares was approximately $18,665,000 based on the June 30, 1995 closing stock price of $38 1/2 per share.


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

    The Company acquires, develops, markets and supports a broad range of computer software products and services in four major markets classified as Systems Management, Electronic Commerce, Applications Management and Federal Systems. Each major market is represented through independently operated business groups. The Systems Management Group provides enterprise-wide systems management software for large computing environments. The Electronic Commerce Group provides software and services to facilitate electronic commerce, defined by the Company as the worldwide electronic interchange of business information, including electronic data interchange software and services, data communications software and electronic payments software for financial institutions. The Applications Management Group focuses exclusively on the applications management market. The group provides products for developing new applications and revitalizing existing applications and consulting services to ensure that customers are successful using the applications management products. The Federal Systems Group provides highly technical services to the federal government under several multi-year contracts primarily in support of National Aeronautics and Space Administration aerospace research projects and secure communications systems for the Department of Defense. The fifth business group, International, is responsible for sales and first level support of the Company's products outside of the United States and Canada. International Group operating results are included, as applicable, in the Company's Systems Management, Electronic Commerce and Applications Management segments in the business segment tables contained herein. International Group revenue of $38,581,000 and $25,382,000 and operating profit of $5,523,000 and $3,048,000 for the three months ended June 30, 1995 and 1994, respectively, have been allocated to the business segments. International Group revenue of $105,990,000 and $76,425,000 and operating profit of $16,688,000 and $10,038,000 for the nine months ended June 30, 1995 and 1994, respectively, have been allocated to the business segments.

    Financial information concerning the Company's operations, by business segment, for the three and nine months ended June 30, 1995 and 1994, restated to conform to the current year presentation, is summarized as follows (in thousands):

                                                   Three Months          Nine Months
                                                  Ended June 30         Ended June 30
                                               -------------------   -------------------
                                                 1995       1994       1995       1994
                                               --------   --------   --------   --------
     Revenue:
      Electronic Commerce....................  $ 55,836   $ 42,446   $152,551   $117,028
      Systems Management.....................    37,821     32,539    108,482    102,027
      Federal Systems........................    25,372     27,296     73,627     78,959
      Applications Management................    29,548     12,212     74,905     36,077
      Corporate and other....................     2,371      2,050      6,008      7,950
                                               --------   --------   --------   --------
      Consolidated totals....................  $150,948   $116,543   $415,573   $342,041
                                               ========   ========   ========   ========
     Operating Profit (Loss):
      Electronic Commerce....................  $ 18,548   $ 12,786   $ 47,752   $ 30,665
      Systems Management.....................    14,154     10,723     38,750     35,788
      Federal Systems........................     1,953      2,391      5,346      5,699
      Applications Management................     5,284      3,181     14,900      7,152
      Restructuring charge...................                         (19,512)
      Purchased research and development.....                         (62,000)
      Corporate and other....................    (6,028)    (5,322)   (16,264)   (14,431)
                                               --------   --------   --------   --------
       Consolidated totals...................  $ 33,911   $ 23,759   $  8,972   $ 64,873
                                               ========   ========   ========   ========

    The amounts presented for "Corporate and other" include corporate expense, inter-segment eliminations and the results of operations of the Company's retail software division.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Merger with KnowledgeWare, Inc.

    On November 30, 1994, Sterling Software, Inc. (together with its wholly owned subsidiaries, the "Company") acquired KnowledgeWare, Inc. ("KnowledgeWare"), a Georgia corporation based in Atlanta, Georgia which was a leading provider of applications development software and services, for approximately $102 million, in a stock-for-stock acquisition (the "Merger"). In connection with the Merger, the Company issued approximately 2,421,000 shares of the Company's $0.10 par value Common Stock (the "Common Stock") valued at approximately $74,443,000 and reserved approximately 340,000 shares of Common Stock for issuance upon exercise of KnowledgeWare's options and warrants. In addition, the Company incurred cash costs directly related to the Merger of approximately $27,665,000. The Merger, which was accounted for as a purchase, was completed pursuant to the terms of an Amended and Restated Agreement and Plan of Merger dated as of August 31, 1994, as amended (the "Merger Agreement"), among the Company, SSI Corporation, a Georgia corporation and a recently organized wholly owned subsidiary of the Company ("Merger Sub"), and KnowledgeWare. Of the 2,421,000 shares of Common Stock issued, approximately 484,800 shares were placed in escrow (the "Escrowed Shares") to cover certain losses that may result in connection with any pending or threatened litigation, action, claim, proceeding, dispute or investigation ("Actions") (including amounts paid in settlement) to which the Company is entitled to indemnification pursuant to the terms of the Merger Agreement. (See Note 4 "Commitments and Contingencies.")

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

    The cash costs directly related to the Merger of approximately
$27,665,000 are included in the aggregate cost of the Merger and consist of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs of the acquisition. Approximately $20,513,000 was paid in the first nine months of 1995.

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
                                               -----------
                                               $19,512,000
                                               ===========

    As a result of the restructuring charge, future operating results are expected to benefit from the reduction in workforce and elimination of duplicate facilities. Estimated annual cost reductions of approximately $12,000,000 in salaries and benefits from the reduction in workforce and estimated total future cost reductions of approximately $8,200,000 in depreciation, amortization and rent expense are anticipated from the write-offs of software products which will not be actively marketed by the Company and the elimination of duplicate facilities and equipment. Of the total restructuring charge of $19,512,000, approximately $8,457,000 is a non-cash charge and the remaining $11,055,000 requires cash outlays, of which approximately $9,694,000 was expended prior to June 30, 1995. Future cash expenditures related to the restructuring are anticipated to be made from cash generated from operations. The Company does not expect to incur costs related to the restructure in excess of the amount charged to operations in the first quarter of 1995.

    Pursuant to purchase accounting guidelines, the deferred revenue balance associated with product support contracts acquired in a business combination may not be recognized as revenue ratably over the remaining terms of the product support contracts acquired. However, the net present value of the costs associated with the Company's obligation to provide product support services under those contracts may be accrued at the date of acquisition. Accordingly, deferred revenue of approximately $14,208,000 related to product support contracts acquired in the acquisition of KnowledgeWare will not be recognized as revenue in periods subsequent to November 30, 1994 and costs of approximately $13,679,000 have been accrued representing the net present value of the Company's obligation to provide product support services under these contracts. As the product support services are performed the costs of performing such services will be offset against this accrued liability. Approximately $10,067,000 of costs incurred through June 30, 1995 have been offset against this accrued liability.

    Since August 30, 1994, a number of lawsuits have been filed against KnowledgeWare and certain of its former officers and directors alleging violations of securities laws among other things. (See Note 4 "Commitments and Contingencies.") If these Actions result in losses, claims, liabilities, judgments, costs or expenses (including amounts paid in settlement) to the Company, Merger Sub or KnowledgeWare, such losses, claims, liabilities, judgments, costs or expenses will result in a claim for indemnification to be satisfied from the Escrowed Shares. While discovery has just commenced in some Actions and has not commenced in others,

KnowledgeWare intends to defend each suit vigorously. There can be, however, no assurance of the final resolution of any of the lawsuits, claims or inquiries against KnowledgeWare, as to the amount of losses that will result in connection with such Actions, nor as to the resulting impact on the Company. As of June 30, 1995, the Company estimates that approximately $1,000,000 of costs and expenses have been incurred since August 31, 1994 with respect to such Actions. In the event that all of the Escrowed Shares are used to cover losses, claims, liabilities, judgments, costs or expenses incurred by the Company, no Escrowed Shares will be distributed to the former KnowledgeWare common stockholders. If the ultimate losses from such actions exceed the proceeds from applicable insurance, the value of the Escrowed Shares and amounts accrued by KnowledgeWare prior to consummation of the Merger, such excess may be included in the Company's cost of acquiring KnowledgeWare to the extent such excess can be reasonably estimated within one year of the date of acquisition. As of June 30, 1995, the value of the Escrowed Shares was approximately $18,665,000 based on the June 30, 1995 closing stock price of $38 1/2 per share.

Results of Operations

    The results of the International Group are included in the management's discussion and analysis of financial condition and results of operations for ECG, AMG and SMG.

Three Months Ended June 30, 1995 and 1994

    Revenue increased $34,405,000, or 30%, in the third quarter of 1995 over the same period of 1994. Revenue outside of the United States and Canada grew $13,199,000, or 52%, in the third quarter of 1995 over the third quarter of 1994. This revenue represented 26% and 22% of the Company's total revenue in the third quarters of 1995 and 1994, respectively. The foreign currency effect due to the weaker U.S. dollar had a favorable impact on revenue of approximately $4,700,000. For the three months ended June 30, 1995, 37% of the Company's product revenue was for products that run on hardware platforms other than mainframe hardware. This compares to 19% for the same period in 1994.

    ECG third quarter revenue increased $13,390,000, or 32%, over the same period of 1994. Network services revenue increased $5,255,000 on the growth in existing customer volume and the addition of new customers to the network primarily in the healthcare, grocery, retail and hardlines vertical markets.

Product and product support revenue increased $8,715,000, or 31%, related to the sale of new products acquired in 1994, new product releases and sales growth in the EDI translation, banking and communications software products.

    AMG revenue grew $17,336,000, or 142%, due to the businesses acquired in the Merger. Product and product support revenue from products acquired in the Merger represented $13,507,000, or 46%, of total AMG revenue. Consulting and training services revenue, previously an immaterial component of AMG's total revenue, represented 10% of total AMG revenue.

    SMG revenue increased $5,282,000, or 16%, over the third quarter of 1994 primarily due to increased product revenue in systems management and storage management product lines and price increases on certain products.

    FSG revenue decreased $1,924,000, or 7%, in the third quarter of 1995 primarily due to lower contract billings at NASA Ames resulting from lower billable costs and fewer federal contracts than in the same period of 1994. Technology developed in this group is being shared with the commercial businesses of the Company and is expected to benefit future revenue growth in those segments. In May 1995, the Company formed the Federal Electronic Commerce Division within FSG. The new division will provide electronic commerce solutions to the federal government.

    Total cost and expenses increased $24,253,000, or 26%, on a 30% increase in revenue. Cost of sales increased $7,382,000, or 18%, primarily due to increased consulting services and product support costs of businesses acquired in the Merger and higher network services costs to support the increase in network services volume partially offset by lower contract costs associated with lower contract billings in FSG. In addition, approximately $3,296,000 of product support costs related to customer support contracts acquired in the Merger were offset against a liability for product support costs accrued at the Merger date in accordance with purchase accounting guidelines.

    Net product development expense for the third quarter of 1995 of $11,661,000 is net of $6,323,000 of capitalized software development costs. This compares to net product development expense of $8,852,000 for the third quarter of 1994, which is net of $5,668,000 of capitalized costs for the same period. Total capitalized costs represented 35% and 39% of total development expense for the quarters ended June 30, 1995 and 1994, respectively. Software amortization expense was $5,477,000 and $4,372,000 for the third quarters of 1995 and 1994, respectively.

    Selling, general and administrative expense increased $14,062,000, or 33%, primarily due to increased sales, marketing and administrative support personnel in AMG due to businesses acquired in the Merger and increased sales personnel in ECG and outside North America to support the continuing revenue growth.

    Interest expense increased due to higher international borrowings to manage foreign currency risk and to maintain increased working capital requirements after the Merger. Investment income was also higher due to the higher average cash balances available for investment as well as higher interest rates in the third quarter of 1995 versus the third quarter of 1994. The impact on operating profit from the foreign currency effect of the weaker U.S. dollar was approximately $1,900,000. Income before income taxes was $34,826,000 in the third quarter of 1995 as compared to $23,682,000 in the third quarter of 1994. Income before income taxes increased $11,144,000, or 47%, primarily due to higher operating profits in ECG, up 45%, in SMG, up 32%, and in AMG, up 66%. There were no restructure costs included in the results of operations for the third quarter of 1995. All restructure costs related to the Merger were incurred and recognized in the first quarter of 1995.

Nine Months Ended June 30, 1995 and 1994

    Revenue increased $73,532,000, or 21%, in the first nine months of 1995 over the same period of 1994. Revenue in the first nine months of 1995 from outside of the United States and Canada grew $29,565,000, or 39%, over the first nine months of 1994. This revenue represented 26% and 22% of the Company's total revenue in the first nine months of 1995 and 1994, respectively. The foreign currency effect due to the weaker U.S. dollar had a favorable impact on revenue of approximately $9,100,000. For the nine months ended June 30, 1995, 37% of the Company's product revenue was for products that run on hardware platforms other than mainframe hardware. This compares to 18% for the same period in 1994.

    ECG contributed $35,523,000 to the total revenue growth for the first nine months of 1995, increasing 30% over the first nine months of 1994. Network services revenue increased $15,301,000 on the growth in existing customer volume and the addition of new customers to the network primarily in the healthcare, grocery, retail and hardlines vertical markets. Product and product support revenue increased $20,844,000, or 27%, related to the sale of new products acquired in 1994, new product releases and sales growth in the EDI translation, banking and communications software products.

    AMG revenue grew $38,828,000, or 108%, due to the businesses acquired in the Merger. Product and product support revenue from products acquired in the Merger represented $31,443,000, or 42%, of total AMG revenue. Consulting and training services revenue, previously an immaterial component of AMG's total revenue, represented 12% of total AMG revenue.

    SMG revenue increased $6,455,000, or 6%, over the first nine months of 1994 primarily due to increased product revenue in systems management and storage management product lines and price increases on certain products.

    FSG revenue decreased $5,332,000, or 7%, in the first nine months of 1995 primarily due to lower contract billings at NASA Ames resulting from lower billable costs and fewer federal contracts than in the same period of 1994.

    Total cost and expenses increased $129,433,000, or 47%. Total costs and expenses include $19,512,000 of restructure costs of the Merger and the write-off of $62,000,000 of purchased research and development costs resulting from the application of purchase accounting guidelines in recording the Merger. Cost of sales increased $7,687,000, or 6%, primarily due to increased consulting services and product support costs of businesses acquired in the Merger and higher network services costs to support the increase in higher network services volume partially offset by lower contract costs associated with lower contract billings in FSG. In addition, approximately $10,067,000 of product support costs related to customer support contracts acquired in the Merger were offset against a liability for product support costs accrued at the Merger date in accordance with purchase accounting guidelines.

    Net product development expense for the first nine months of 1995 of $32,463,000 is net of $15,795,000 of capitalized software development costs. This compares to net product development expense of $24,506,000 for the first nine months of 1994, which is net of $14,984,000 of capitalized costs for the same period. Total capitalized costs represented 33% and 38% of total development expense for the nine months ended June 30, 1995 and 1994, respectively. Software amortization expense was $16,973,000 and $15,084,000 for the first nine months of 1995 and 1994, respectively.

    Selling, general and administrative expense increased $32,277,000, or 26%, primarily due to increased sales, marketing and administrative support personnel in AMG due to businesses acquired in the Merger and increased sales personnel in ECG and outside North America to support the continuing revenue growth.

    Interest expense increased due to higher international borrowings to manage foreign currency risk and to maintain increased working capital requirements after the Merger. Investment income was also higher due to the higher average cash balances available for investment, as well as higher interest rates in the first nine months of 1995 versus the first nine months of 1994. The impact on operating profit from the foreign currency effect of the weaker U.S. dollar was approximately $3,000,000. Income before income taxes was $9,078,000 in the first nine months of 1995 as compared to income before income taxes of $63,033,000 in the first nine months of 1994. The decrease in income before income taxes in the first nine months can be attributed to the Merger restructure costs of $19,512,000 and the write-off of $62,000,000 of purchased research and development costs pursuant to the application of purchase accounting guidelines in recording the Merger. In the first nine months of 1995 income before income taxes, restructure costs, and the write-off of purchased research and development costs was $90,590,000, up $27,557,000, or 44%, over the first nine months of 1994, primarily due to higher operating profits in ECG, up 56%, and in AMG, up 108%.

Liquidity and Capital Resources

    The Company maintained a strong liquidity and financial position with $162,048,000 of working capital at June 30, 1995, which includes $125,624,000 of cash and cash equivalents and $75,288,000 of marketable securities. Days sales outstanding, measured on a quarterly basis, decreased from 98 days for the quarter ended March 31, 1995 to 96 days for the quarter ended June 30, 1995.
Net cash flows from operations increased $15,081,000 in the first nine months of 1995 as compared to the first nine months of 1994, primarily due to higher operating profits before non-cash charges, restructuring costs and the write-off of non-cash related research and development costs related to the acquisition of KnowledgeWare. Cash flows from operations and available cash balances were used to fund operations, marketable securities purchases, capital expenditures, including software additions, and the direct costs related to the purchase of KnowledgeWare.

    On November 30, 1994, the Company issued approximately 2,421,000 shares of the Company's Common Stock, valued at approximately $74,443,000, for all the outstanding shares of common stock of KnowledgeWare. In addition, the Company incurred cash costs directly related to the Merger of approximately $27,665,000. The Merger was accounted for as a purchase and recorded as follows (in thousands):

     Working capital (deficit)                 $(25,528)
     Property and equipment                      12,684
     Computer software                           29,000
     Purchased research and development
      costs charged to expense                   62,000
     Other assets and deferred tax asset         16,057
     Obligation for postcontract
      customer-support services                 (13,679)
     Other liabilities                           (4,389)
     Excess costs over net assets acquired
      net of tax benefit                         25,963
                                               --------
                                               $102,108
                                               ========

    Of the shares issued, approximately 1,701,000 were issued from treasury at a cost of $18,111,000. Also, as a result of the Merger, the outstanding note receivable from KnowledgeWare of approximately $18,266,000 at September 30, 1994 was converted to an intercompany loan and accordingly was eliminated in consolidation.

    At June 30, 1995, after the utilization of $3,900,000 for standby letters of credit, $31,100,000 was available for borrowing on the Company's $35 million revolving credit and term loan agreement. Borrowings, if any, outstanding on August 31, 1995 will convert to a term loan with six equal quarterly payments. Certain of the Company's foreign subsidiaries have separate lines of credit available for foreign exchange exposure management and working capital requirements. These lines of credit are guaranteed by the U.S. parent company. At June 30, 1995, $15,300,000 was outstanding pursuant to foreign lines of credit and $8,400,000 was available for borrowing thereunder.

    On June 27, 1995, the 200,000 shares of the Company's outstanding preferred stock were exchanged for warrants to purchase 269,380 shares of the Company's Common Stock. The warrants become fully exercisable on September 25, 1995 at an exercise price of $36.50 per share and expire on June 26, 1997, pursuant to their terms.

    At June 30, 1995, the Company's capital resource commitments consisted of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations primarily from internally generated funds. No significant commitments exist for future capital expenditures. The Company believes available balances of cash, cash equivalents and short-term investments combined with cash flows from operations and amounts available under credit and term loan agreements are sufficient to meet the Company's cash requirements for the foreseeable future.

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

    The assets and liabilities of non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the respective balance sheet dates. Revenue and expense accounts of these operations are translated at average exchange rates during the period in which the transactions occur. Translation gains and losses are included as an adjustment to retained earnings. The Company has mitigated a portion of its currency exposure through decentralized sales, marketing and support operations and through international development facilities, in which all costs are local currency based. When necessary, the Company may also hedge to prevent material exposure.

    The Company maintains a strategy of acquiring businesses and products that fill strategic market niches within the business groups. This acquisition strategy contributes in part to the Company's growth in revenue and operating profit before restructuring charges. The impact of future acquisitions on continued growth in revenue and operating profit cannot presently be determined.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

        2(a)        -  Agreement and Plan of Merger dated as of March 31, 1993 among the Company, Systems Center, Inc. and SSI
                       Acquisition Corporation ("SCI Agreement and Plan of
                       Merger") (1)

        2(b)        -  First Amendment to SCI Agreement and Plan of Merger (9)

        2(c)        -  Amended and Restated Agreement and Plan of Merger dated as of August 31, 1994, among the Company, KnowledgeWare,
                       Inc. and SSI Corporation ("KWI Agreement and Plan of
                       Merger") (2)

        2(d)        -  Agreement dated October 11, 1994 among the Company,
                       KnowledgeWare, Inc. and SSI Corporation (2)

        2(e)        -  First Amendment to KWI Agreement and Plan of Merger (2)

        3(a)        -  Certificate of Incorporation of the Company (3)

        3(b)        -  Certificate of Amendment of Certificate of Incorporation
                       of the Company (9)

        3(c)        -  Certificate of Amendment of Certificate of Incorporation
                       of the Company (4)

        3(d)        -  Certificate of Amendment of Certificate of Incorporation
                       of the Company (12)

        3(e)        -  Restated Bylaws of the Company (5)

        4(a)        -  Form of Common Stock Certificate (6)

        4(b)        -  Form of Certificate of Designation, Preferences, Rights
                       and Limitations with respect to Series B Junior Preferred
                       Stock (9)

        4(c)        -  Form of Indenture between the Company and Bank of America
                       Texas, National Association, as Trustee, including the form of 5 3/4% Convertible Subordinated Debenture attached as Exhibit A thereto (7)

        4(d)        -  Preferred Stock and Warrant Purchase Agreement dated June
                       25, 1991 among Systems Center, Inc. and the Investors named therein (8)

        4(e)        -  Warrant Agreement dated June 9, 1994 between
                       KnowledgeWare, Inc. and Trust Company Bank (10)

        4(f)        -  Supplemental Warrant Agreement dated as of November 30,
                       1994 between KnowledgeWare, Inc. and Trust Company Bank
                       (10)

        4(g)        -  Form of Common Stock Purchase Warrant dated as of June
                       27, 1995 (13)

        4(h)        -  Exchange Agreement dated as of June 27, 1995 among
                       Sterling Software, Inc. and Preferred Stockholders named therein (13)

        10(a)       -  Incentive Stock Option Plan of the Company, as amended
                       through April 26, 1995 (12)

        10(b)       -  Non-Statutory Stock Option Plan of the Company, as
                       amended through June 15, 1995 (13)

        10(c)       -  Twenty-Fourth Amendment to Loan Agreement dated as of May
                       31, 1995 (13)

        10(d)       -  Form of Employment Agreement with Richard Connelly,
                       Albert Hoover, James Jenkins, Anne Vahala and Evan Wyly
                       (13)

        10(e)       -  Form of Employment Agreement with Richard Connelly,
                       Albert Hoover, James Jenkins, Anne Vahala and Evan Wyly
                       (13)

        10(f)       -  Form of Amendment to Employment Agreement dated as of
                       July 7, 1995 with Warner C. Blow, George H. Ellis, Werner
                       L. Frank, M. Gene Konopik, Edward J. Lott, Jeannette P.
                       Meier, Phillip A. Moore, Clive A. Smith, A. Maria Smith,
                       Geno P. Tolari, Sterling L. Williams, Charles J. Wyly,
                       Jr., and Sam Wyly (13)

        11(a)       -  Computation of Earnings Per Share, Three Months Ended
                       June 30, 1995 (13)

        11(b)       -  Computation of Earnings Per Share, Three Months Ended
                       June 30, 1994 (13)

        11(c)       -  Computation of Earnings Per Share, Nine Months Ended June
                       30, 1994 (13)

        15          -  None

        18          -  None

        19          -  None

        22          -  None

        23          -  None

        24          -  None

        27          -  Financial Data Schedule (13)

        99(a)       -  Compass Investors, et al. v. KnowledgeWare, Inc., et al.
                       --------------------------------------------------------
                       Civil File No. 3-95-602 (13)

    (b) Reports on Form 8-K.

        None.

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

(9) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Registration Statement No. 33-56679 on Form S-3 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Registration Statement No. 33-59107 on form S-3 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.
(13) Filed herewith.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STERLING SOFTWARE, INC.




Date:  August 11, 1995             /s/  Sterling L. Williams
                        ----------------------------------------------
                                      Sterling L. Williams
                               President, Chief Executive Officer
                                          and Director
                                 (Principal Executive Officer)





Date:  August 11, 1995                /s/  George H. Ellis
                        ----------------------------------------------
                                        George H. Ellis
                                    Executive Vice President
                                  and Chief Financial Officer
                          (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

                                                                    Sequentially
Exhibit                                                               Numbered
  No.                            Description                            Page
-------             ------------------------------------------      ------------

2(a)                -  Agreement and Plan of Merger dated as
                       of March 31, 1993 among the Company,
                       Systems Center, Inc. and SSI
                       Acquisition Corporation ("SCI
                       Agreement and Plan of Merger") (1)

2(b)                -  First Amendment to SCI Agreement and
                       Plan of Merger (9)

2(c)                -  Amended and Restated Agreement and
                       Plan of Merger dated as of August 31,
                       1994, among the Company,
                       KnowledgeWare, Inc. and SSI
                       Corporation ("KWI Agreement and Plan
                       of Merger") (2)

2(d)                -  Agreement dated October 11, 1994
                       among the Company, KnowledgeWare,
                       Inc. and SSI Corporation (2)

2(e)                -  First Amendment to KWI Agreement and
                       Plan of Merger (2)

3(a)                -  Certificate of Incorporation of the
                       Company (3)

3(b)                -  Certificate of Amendment of
                       Certificate of Incorporation of the
                       Company (9)

3(c)                -  Certificate of Amendment of
                       Certificate of Incorporation of the
                       Company (4)

3(d)                -  Certificate of Amendment of
                       Certificate of Incorporation of the
                       Company (12)

3(e)                -  Restated Bylaws of the Company (5)

4(a)                -  Form of Common Stock Certificate (6)

4(b)                -  Form of Certificate of Designation,
                       Preferences, Rights and Limitations
                       with respect to Series B Junior
                       Preferred Stock (9)

4(c)                -  Form of Indenture between the Company
                       and Bank of America Texas, National
                       Association, as Trustee, including
                       the form of 5 3/4% Convertible
                       Subordinated Debenture attached as
                       Exhibit A thereto (7)

4(d)                -  Preferred Stock and Warrant Purchase
                       Agreement dated June 25, 1991 among
                       Systems Center, Inc. and the
                       Investors named therein (8)

4(e)                -  Warrant Agreement dated June 9, 1994
                       between KnowledgeWare, Inc. and Trust
                       Company Bank (10)

4(f)                -  Supplemental Warrant Agreement dated
                       as of November 30, 1994 between
                       KnowledgeWare, Inc. and Trust Company
                       Bank (10)

4(g)                -  Form of Common Stock Purchase Warrant
                       dated as of June 27, 1995 (13)

4(h)                -  Exchange Agreement dated as of June
                       27, 1995 among Sterling Software,
                       Inc. and Preferred Stockholders named
                       therein (13)

10(a)               -  Incentive Stock Option Plan of the
                       Company, as amended through April 26,
                       1995 (12)

10(b)               -  Non-Statutory Stock Option Plan of
                       the Company, as amended through June
                       15, 1995 (13)

10(c)               -  Twenty-Fourth Amendment to Loan
                       Agreement dated as of May 31, 1995
                       (13)

10(d)               -  Form of Employment Agreement with
                       Richard Connelly, Albert Hoover,
                       James Jenkins, Anne Vahala and Evan
                       Wyly (13)

10(e)               -  Form of Employment Agreement with
                       Richard Connelly, Albert Hoover,
                       James Jenkins, Anne Vahala and Evan
                       Wyly (13)

10(f)               -  Form of Amendment to Employment
                       Agreement dated as of July 7, 1995
                       with Warner C. Blow, George H. Ellis,
                       Werner L. Frank, M. Gene Konopik,
                       Edward J. Lott, Jeannette P. Meier,
                       Phillip A. Moore, Clive A. Smith, A.
                       Maria Smith, Geno P. Tolari, Sterling
                       L. Williams, Charles J. Wyly, Jr.,
                       and Sam Wyly (13)

11(a)               -  Computation of Earnings Per Share,
                       Three Months Ended June 30, 1995 (13)

11(b)               -  Computation of Earnings Per Share,
                       Three Months Ended June 30, 1994 (13)

11(c)               -  Computation of Earnings Per Share,
                       Nine Months Ended June 30, 1994 (13)

15                  -  None

18                  -  None

19                  -  None

22                  -  None

23                  -  None

24                  -  None

27                  -  Financial Data Schedule (13)

99(a)               -  Compass Investors, et al. v.
                       ----------------------------
                       KnowledgeWare, Inc., et al.
                       ---------------------------
                       Civil File No. 3-95-602 (13)

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

(10) Previously filed as an exhibit to the Company's Registration Statement No. 33-56679 on Form S-3 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Registration Statement No. 33-59107 on form S-3 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.
(13) Filed herewith.