Form 10-K
period 1995-09-30
STERLING SOFTWARE INC
filed 1995-11-17
CIK 716714

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

  [X]
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995
                                      OR
  [_]
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 (NO FEE REQUIRED)

              FOR THE TRANSITION PERIOD FROM ______  TO ______

                          COMMISSION FILE NO. 1-8465

                               ----------------

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

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH
                                                     REGISTERED
  Common Stock, $0.10 Par Value                New York Stock Exchange


  5 3/4% Convertible Subordinated Debentures   New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
   Due February 1, 2003

                                     None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of October 31, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,204,419,900 based on the closing sales price of $46 1/8 on the New York Stock Exchange.

  As of October 31, 1995, 26,675,045 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the annual meeting of the Registrant to be held during 1996 are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STERLING SOFTWARE, INC.

                               TABLE OF CONTENTS

FORM 10-K ITEM                                                             PAGE
--------------                                                             ----
PART I.
  Item 1. Business........................................................   1
  Item 2. Properties......................................................   8
  Item 3. Legal Proceedings...............................................   8
  Item 4. Submission of Matters to a Vote of Security Holders.............   8
PART II.
  Item 5. Market for Registrant's Common Equity and Related Stockholder
   Matters................................................................  10
  Item 6. Selected Financial Data.........................................  11
  Item 7. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  12
  Item 8. Financial Statements and Supplementary Data.....................  21
  Item 9. Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure...................................................  42
PART III.
  Item 10. Directors and Executive Officers of the Registrant.............  42
  Item 11. Executive Compensation.........................................  42
  Item 12. Security Ownership of Certain Beneficial Owners and
   Management.............................................................  42
  Item 13. Certain Relationships and Related Transactions.................  42
PART IV.
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
   K......................................................................  42

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Sterling Software, Inc. ("Sterling," "Sterling Software," or the "Company") was founded in 198l and became a publicly owned corporation in l983. Sterling is a recognized worldwide supplier of software products and services within the electronic commerce, systems management and applications management software markets and also provides technical professional services to certain sectors of the federal government. Consistent with Sterling's decentralized operating style, each major market is served by independently operated business groups which consist of divisions that focus on specific business niches within those markets. Sterling has steadily expanded its operations through internal growth and by business and product acquisitions.

  In November 1994, Sterling completed the acquisition of KnowledgeWare, Inc. ("KnowledgeWare"), a leading provider of applications development software and services, based in Atlanta, Georgia, for approximately $106 million in a stock-for-stock acquisition plus cash costs accounted for as a purchase. Following the completion of the KnowledgeWare acquisition, Sterling reorganized into five groups which currently consist of twenty divisions. See Notes 5 and 6 of Notes to Consolidated Financial Statements--Segment Information and Operations by Geographic Area.

  As of September 30, 1995, the Company was organized into the following five business groups:

  . The Electronic Commerce Group, headquartered in Columbus, Ohio, provides software and services to facilitate electronic commerce, defined by Sterling as the worldwide electronic interchange of business information. Product offerings include electronic data interchange ("EDI") software and network services, data communications software and electronic payments software for financial institutions. Since 1975, Sterling has been a major provider of EDI network services, the cornerstone of electronic commerce, and Sterling is the leading EDI translation software vendor worldwide.

  . The Systems Management Group, headquartered in Washington, D.C., provides systems management software products for computing environments across the enterprise. The group provides software products that specialize in storage management, VM systems management and operations management. Sterling addresses the needs of corporations as they move to client/server computing environments, offering products that operate on a variety of computer platforms and operating systems.

  . The Applications Management Group, headquartered in Atlanta, Georgia, provides products for developing new applications and revitalizing existing applications and services to ensure that customers are successful using the applications management products. These software tools allow customers to quickly develop and implement new software applications and to integrate and improve existing applications at the desktop.

  . The Federal Systems Group, headquartered in Washington, D.C., provides technical professional services to the federal government under several multi-year contracts primarily in support of secure communications systems for the U.S. Department of Defense ("DoD") and National Aeronautics and Space Administration ("NASA") aerospace research projects. The group also markets the products and services of the Electronic Commerce Group to federal departments and agencies, and the group's personnel serve as a source of technical expertise for commercial customers and other divisions of Sterling.

  . The International Group, headquartered in Paris, France, is the exclusive channel to international markets for all of Sterling's products. The group operates through six regional divisions representing four regions of Europe, Asia/Pacific and other countries throughout the world. The products are sold and supported through 30 offices in 17 countries and through trained agents and distributors in 36 additional countries.

  A large percentage of Sterling's business is recurring business through annual and multi-year product support agreements, generally having terms ranging from one to three years, fixed term product lease and rental agreements, generally having terms ranging from month-to-month to year-to-year, short-term electronic commerce services agreements cancelable upon 30 days notice and multi-year federal contracts. Recurring revenue represented 58% and 63% of the Company's total revenue in 1995 and 1994, respectively. Sterling's customer base includes 96 of the 100 largest U.S. industrial corporations, as ranked by 1994 sales reported in Fortune Magazine, and 99 of the top l00 U.S. commercial banks, as ranked by deposits as of December 31, 1994, in the American Banker magazine. At September 30, 1995, the Company employed approximately 3,700 people.

  The product names used herein are registered or unregistered trademarks owned by the Company.

ELECTRONIC COMMERCE GROUP

  The Electronic Commerce Group is comprised of four divisions and provides software and services offerings to facilitate electronic commerce. Sterling is one of the leading providers of business-to-business EDI network services, the cornerstone of electronic commerce, and is the leading EDI translation software provider worldwide. As of September 30, 1995, the group employed approximately 1,000 people.

  Sterling's Network Services Division, a value-added electronic service provider, offers over a dozen services and software solutions under the COMMERCE family name. COMMERCE:Network combines the power of EDI, E-mail, library services and file transfer into a full-service network offering. The network supports all major communications, messaging and data standards including BSC, SNA, X.25, X.400, ANSI X.12 and EDIFACT. In addition, the network is accessible through a full range of connectivity options, including toll-free dial-up, internationally available packet-switched networks and the Internet. COMMERCE:Network can connect to over 20 other networks, facilitating even broader relationships. Value-added services include trading partner and vendor implementation programs, extended customer support, product training, education, consulting and other professional services. Other network services include COMMERCE:Catalog, an electronic database of product information that permits manufacturers to list products and related universal product code information in a central repository in order to place current product and ordering information quickly and easily in the hands of buyers. COMMERCE:
Interactive, another network service, accelerates the speed of transmission for time-critical business documents. Software products include COMMERCE:Connection, a Windows-based suite of products that provides integrated access to a full range of electronic commerce services including EDI, E-mail, file transfer and electronic libraries. During the year, Sterling released COMMERCE:Forms, a PC-based software product that converts electronic forms into an EDI format and is targeted to the growing small- to medium-sized enterprise market. Sterling's electronic commerce training and education are provided through COMMERCE:Institute and supplemented with on-line information offered through COMMERCE:Resource. Sterling's network services are marketed into targeted vertical industry groups. Sterling is the electronic commerce market share leader within North America in the pharmaceutical and hardlines industries. Sterling's other primary vertical industry markets include grocery, healthcare, insurance, retail, train-truck-ship transportation, automotive, chemical and petroleum, paper and packaging, banking and government. During the year, Sterling launched its network services in Europe.

  Sterling's Interchange Software Division markets the group's EDI management products under the GENTRAN family name. GENTRAN:Basic, the base EDI translation product for the mainframe, AS/400 and HP 3000 platforms, translates data from internal formats into standard formats for EDI transmission and interprets incoming EDI communications back into internal formats for processing. GENTRAN:Plus adds Sterling's communications products to the GENTRAN:Basic offering for MVS or VSE mainframes. GENTRAN:Realtime for MVS mainframes provides a full set of powerful on-line translation and EDI management capabilities for critical documents requiring immediate response. GENTRAN:Director provides Windows-based EDI processing and GENTRAN:Integrator is a software developer's toolkit for GENTRAN:Director, providing tools to implement and EDI-enable PC applications for mass distribution or to build templates and forms for distribution with multiple copies of GENTRAN:Director's user interface. GENTRAN:Mentor, the first system to use expert systems technology and graphical navigation to fully automate EDI mapping, is available for PC and UNIX platforms. GENTRAN:Excel provides high performance EDI processing in PC-DOS and leading UNIX environments. GENTRAN:Server is a sophisticated electronic commerce gateway that recognizes, manages and routes all types of business messages, providing seamless integration of all the components required to support electronic commerce at the enterprise level. Other GENTRAN products provide additional EDI management functions: GENTRAN:Dataguard provides data security through encryption/decryption; GENTRAN:Viewpoint enhances document tracking and exception handling; GENTRAN:Examiner provides user-defined tracking of healthcare claims documents; GENTRAN:Client permits trading partner and map development independent of connection to the hosts and GENTRAN:Structure allows the definition and support of fixed-format standards.

  Sterling's Communications Software Division provides a range of data communications products under the CONNECT family name. The CONNECT family is a complete suite of integrated file transfer and communications management solutions that support a wide variety of protocols, including BSC, SNA, X.25 and TCP/IP, on a variety of operating systems and hardware platforms, including MVS, VSE, VM, TANDEM, VMS, AS/400, UNIX, MS-DOS, OS/2, NetWare, Windows and Windows NT. The CONNECT products provide full-function automated file transfer for clients of all industry classifications. CONNECT:Direct is primarily used to move large volumes of data with a focus on high performance that addresses intracompany and intercompany requirements. CONNECT:Direct addresses the rapidly growing local area network market with releases for NetWare and Windows NT. CONNECT:Mailbox is used primarily to move information between corporations with a focus on wide connectivity.

The software works independently of applications, platforms and protocols, and provides open connections throughout the network to any host, midrange or remote workstation or value-added network. During the year, Sterling released CONNECT:Firewall, an application-layer security software and enterprise gateway management system that secures networks from intrusions via the Internet and provides E-mail and nameserver administration. CONNECT:Queue is a scheduling and workload balancing system for heterogeneous UNIX networks.

  Sterling's Banking Systems Division provides the VECTOR family of products that automate several key functions in banks. The Banking Systems Division has been a leading provider of banking software and services since 1976. VECTOR products are used by major banks for item processing applications such as statement sorting, research and adjustments, check fraud control, electronic check presentment, return item processing, and signature verification. The products also enable banks to provide integrated corporate trade payment processing services for both paper-based check payments and electronic payments. The Banking Systems Division is the market leader in Financial EDI software for banks. VECTOR:Connexion provides Financial EDI payment services for banks' key corporate customers and is used by 41 of the top 100 largest U.S. bank holding companies as ranked by assets as of June 30, 1995 in the American Banker magazine. In 1995, the division acquired MAXXUS, Inc., a leading provider of PC-based cash management software, expanding the division's traditional market of serving large banks by adding over 200 new banking clients to the existing customer base and by providing complimentary electronic payment products to the division's Financial EDI offerings. Approximately 2,000 VECTOR systems have been installed by approximately 750 financial institutions worldwide, including 99 of the top 100 largest U.S. banks as ranked by deposits as of December 31, 1994 in the American Banker magazine.

  Worldwide revenue from the Company's Electronic Commerce market represented 37%, 35% and 29% of the Company's revenue during 1995, 1994 and 1993, respectively.

SYSTEMS MANAGEMENT GROUP

  The Systems Management Group is comprised of three divisions that provide systems management software for computing environments across the enterprise. These divisions specialize in storage management, VM systems management and operations management software. As of September 30, 1995, the group employed approximately 400 people.

  Under the SAMS family name, the Storage Management Division provides software that manages, monitors, and automates data storage in both distributed and centralized environments. These products provide enterprise-wide storage management capabilities and include solutions for a variety of platforms. The division's enterprise products, SAMS:Vantage, SAMS:Expert, SAMS:Protect and SAMS:Control, automate the management of enterprise data storage. SAMS:Vantage delivers automation, interactive reporting, analysis and predictive modeling capabilities and centralized allocation control for MVS environments. SAMS:Expert provides policy-based automation, interactive viewing and fault-tolerant data protection for NetWare networks. SAMS:Protect provides high-performance data protection for OS/2 LAN Server and workstations. SAMS:Control integrates these three products to provide high-performance LAN-to-mainframe backup, restore and remote vaulting. SAMS:Allocate is a centralized allocation control system to make volume pooling easier and SAMS:Disk is a complete DASD/tape management solution. SAMS:Select is a high-performance backup accelerator for MVS data and SAMS:Compress is a data compression tool available for MVS, IMS and DB2 data. SAMS:Defrag is a defragmentation tool that reorganizes data on-line and in-place.

  Sterling's VM Software Division provides comprehensive integrated systems management software for the VM operating system. VM:Manager, the division's flagship product, allows VM sites to control costs, improve performance and increase user productivity. VM:Manager provides solutions for automated operations, storage management, service-level management, security and recovery. In 1995, the VM Software Division introduced VM:Migrate, a storage management package that enables sites to better exploit the advantages and cost-savings potential of IBM's Shared File System ("SFS"). VM:Migrate automatically migrates unused and infrequently used SFS files from expensive primary storage to less expensive media.

  The Company's remaining systems management products are marketed by the Operations Management Division under the SOLVE family name. The division is a pioneer in service-driven operations, providing software for managing systems and network operations from a service perspective. SOLVE:Netmaster automates SNA and other network management operations across a variety of enterprise platforms. SOLVE:Attach integrates network management across a number of environments including IBM, Tandem, TCP/IP and NetWare. SOLVE:Monitor provides a graphical user interface to SOLVE:Netmaster. SOLVE:Central is a suite of products for managing enterprise-wide service desk operations and is comprised of: SOLVE:Problem for problem tracking and resolution; SOLVE:Change for managing the systems change process; SOLVE:Configuration for tracking software and hardware configuration changes; and SOLVE:Asset for business management of computer assets and the services they deliver. During the year, Sterling released the following products: SOLVE:Viewpoint, a Windows-based interface to the SOLVE:Central suite that brings complete administrative control to the desktop; SOLVE:Commander, a UNIX-based product that provides users with single-console visibility of both MVS/SNA and UNIX/SNMP environments from a service perspective; and SOLVE:Operations, a package that automates systems and network operations driven by enterprise policies, service-level agreements and business priorities.

  Worldwide revenue from the Company's Systems Management market represented 26%, 30% and 33% of the Company's revenue during 1995, 1994 and 1993 respectively.

APPLICATIONS MANAGEMENT GROUP

  Effective November 1, 1995, Sterling reorganized the Applications Management Group, establishing four divisions focused on the specific target markets the group serves, offering both products and services. As of September 30, 1995, the group employed approximately 500 people. As a part of the November 1, 1995 reorganization, approximately 150 positions were eliminated from the group's workforce.

  The Applications Development Division markets scaleable PC-based products and services under the KEY family name for predictably developing new applications systems. The products combine business and applications modeling with state-of-the-art rapid prototyping and visual client/server development to produce applications for Windows, UNIX, OS/2, OS/400 and MVS environments. A systematic approach to modeling, delivering and managing applications throughout the development process is provided. KEY:Enterprise is an OS/2-based suite of second generation client/server development and support products for the enterprise class business application. The toolset facilitates the development of multi-tier, client/server applications, assisting users in all development phases: planning, analysis, prototyping, design, code generation, system documentation and maintenance. The KEY:Enterprise components are: KEY:Advise, KEY:Analyze, KEY:Client, KEY:Coordinate, KEY:Construct, KEY:Design, KEY:Document, KEY:Guide, KEY:Insight, KEY:Plan, KEY:Rapid, KEY:Rochade and KEY:Team. In September 1995, Sterling released KEY:Workgroup, a Windows-based application development environment based on an underlying object oriented architecture that combines the strengths of business modeling with the capabilities of visual development. The toolset is a complete environment consisting of integrated components based on the Object Linking and Embedding 2.0 interoperability framework. The Key:Workgroup components are: KEY:Advise, KEY:Model, KEY:Assemble and KEY:Empower.

  The Information Management Division markets products and services under the VISION family name that enable customers to extract value from their existing corporate data and maximize the return on their information technology investment by extending the life and usefulness of their legacy applications. By improving existing applications, customers can reconcile their legacy and new development strategies, ensuring they have the resources to implement required new systems. VISION:Results is a comprehensive information management and report generation system for IBM mainframes and a dynamic complement to COBOL. VISION:Builder and VISION:Transact are applications development tools for batch and on-line environments, respectively, that operate on major IBM mainframe platforms. The VISION:Legacy suite of tools addresses the functions required to assess the quality and maintainability of applications, restructure old COBOL programs, redocument the flow of control through legacy systems and graphically represent the architecture and flow of existing systems. VISION:Inform facilitates data extraction from the mainframe database to the PC.

  The Data Access Division markets products and services under the CLEAR family name that enable business users to access corporate data in an organized, efficient manner. CLEAR:Access and CLEAR:Manage are the cornerstones of the product line and run on Windows, Windows NT, Windows 95 and Macintosh platforms. CLEAR:Access facilitates end-user access as a query and reporting tool. CLEAR:Manage allows database managers to monitor and control database access in a client/server environment.

  The Frontware Division provides software products and services under the STAR family name that assist organizations in their delivery of client/server applications which integrate desktop systems with an operational host. The division's flagship product, STAR:Flashpoint, is a Windows-based tool that, using visual development techniques, allows users to incorporate and integrate information at the desktop as well as to create graphical user interfaces for legacy applications.

  Worldwide revenue from the Company's Applications Management market represented 18% of the Company's revenue during 1995 and 11% of the Company's revenue during both 1994 and 1993.

FEDERAL SYSTEMS GROUP

  The Federal Systems Group formed a new division during the year and combined two formerly independent divisions. The group is now composed of two divisions that provide highly specialized technical professional services to sectors of the federal government, generally under multi-year contracts, and a third division that markets the products and services of the Electronic Commerce Group to federal departments and agencies.

  The group's major customers are NASA and the DoD. In 1995, Sterling began its 29th year of service to both NASA and the DoD. Altogether, in 1995 the Federal Systems Group was working under 106 contracts, many of which are for multi-year terms.

  As of September 30, 1995, the group employed approximately 1,100 people.

  Sterling's Information Technology Division provides highly technical professional services, generally requiring Top Secret security clearances, to military command and control, intelligence and weather agencies. The division specializes in data handling, secure communications, networking, systems integration and application development in support of varied technical projects ranging from satellite data collection to counter-terrorism. Division computing resources include data processing facilities approved for classified operations, and substantial hardware and software configurations to support software life cycle activities in a distributed processing environment.

  Effective September 30, 1995, Sterling combined the Scientific Systems Division and NASA Ames Division, both located in Redwood City, California and suppliers to NASA, into the new Scientific Systems Division. Sterling's Scientific Systems Division is a provider of scientific software support and highly technical professional services to civil sectors of the federal government, particularly in scientific and engineering areas and specialty software products in advanced graphics, visualization and virtual reality. The division's contracts include projects such as spacecraft imagery and scientific data systems and applications such as aero-dynamics, aviation research and transportation safety. Under contract to NASA, the division's engineers designed and now operate the NASA Science Internet and designed and installed the Worldwide Web server home page for the White House. Customers include the Jet Propulsion Laboratory, the NASA Ames Research Center, the NASA Lewis Research Center and the MIT Lincoln Laboratory. In 1995, the division received "excellent" award fee scores on its three most significant NASA contracts.

  In July 1995, Sterling formed the new Federal Electronic Commerce Division, combining the expertise of doing business with the government with proven electronic commerce solutions to address the growing federal government needs for cost-effective electronic commerce solutions. The Federal Electronic Commerce Division markets Sterling's electronic commerce and EDI software products, network services and professional services to federal departments and agencies. The Presidential Memorandum of October 1993 and the Federal Acquisition Streamlining Act of 1994 made electronic commerce the preferred way of doing business with the federal government and set milestone dates by which all federal departments and agencies must transact business electronically.

  Revenue from the Federal Systems Group represented 17%, 23% and 24% of the Company's revenue during 1995, 1994 and 1993, respectively.

INTERNATIONAL GROUP

  The International Group is the exclusive channel to international markets for all Sterling products. The group operates through six regional divisions representing four regions of Europe, Asia/Pacific and a division representing the smaller, emerging growth markets located throughout the world.

  Each division is responsible for sales, marketing and first level support of all Sterling products and services in their respective regions. The Northern Europe Division, headquartered in London, England has responsibility for direct sales in the United Kingdom, Belgium, The Netherlands, Norway and Sweden and has offices in eight European cities. The Central Europe Division, headquartered in Dusseldorf, Germany, has responsibility for direct sales in Germany, Switzerland and Austria and has offices in five European cities. The Southern Europe Division, headquartered in Rome, Italy, has responsibility for direct sales in Italy, Spain and Portugal, has responsibility for indirect sales in Italy and has offices in four European cities. The France Division, with an office in Paris, France, has responsibility for direct sales in France. The Pacific Division, headquartered in Tokyo, Japan with an office in Sydney, has responsibility for direct sales in Japan, Australia and New Zealand and indirect sales in Japan. Sterling's Distributor Division, headquartered in London, England was renamed the Emerging Markets Division effective

October 1, 1995. The division continues to manage approximately 74 agents and distributors and also has responsibility for direct sales in Singapore. Agents and distributors are responsible for territories that include: Asia (except Japan), the Middle East, South Africa, Eastern Europe, Mexico, and Central and South America.

  As of September 30, 1995, the group employed approximately 500 people. In 1995, 1994 and 1993, approximately 27%, 22% and 23%, respectively, of Sterling's revenue came from the International Group.

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

PRODUCT SUPPORT

  Product support is available to Sterling customers, typically in the form of annual contracts generally priced from 13% to 21% of the then current license fee. Sterling's product support contracts allow customers to receive updated or enhanced versions of Sterling's software products as they become available, as well as telephone access to Sterling's technical personnel.

SERVICES

  Sterling's services primarily include technical professional services in support of federal government contracts provided through Sterling's federal systems business and EDI network services provided through Sterling's electronic commerce business. Sterling provides training and education in support of its products generally in the form of customer training seminars, videos and instruction materials. Sterling also offers product-specific consulting and education services within the Applications Management Group to ensure customers are successful using the group's products.

PRODUCT DEVELOPMENT

  Sterling's product development programs in each of its businesses include the enhancement of existing products and introduction of new products based upon current and anticipated customer needs. Each division within Sterling's Electronic Commerce Group, Systems Management Group and Applications Management Group has its own development function. Each development lab operates as a profit center with revenues derived from intercompany royalties earned on products sold in the domestic and international markets. This management organization facilitates development cost control and focuses the development function on the customer's needs. Approximately 500 Sterling employees were engaged in product development at September 30, 1995. Gross product development costs in 1995, 1994 and 1993 were $64,217,000, $52,392,000 and $51,127,000, respectively, of which the Company capitalized $21,708,000, $19,390,000 and $23,730,000, respectively, as the cost of developing and testing new or significantly enhanced software products.

SALES AND MARKETING

  Consistent with its decentralized operating style, Sterling conducts its sales and marketing activities in multiple software divisions focused on specific product markets. Sterling sells its products and services through a combination of direct sales and telesales organizations, and in certain countries, independent agents and distributors. The use of telesales has proven effective in reaching customers at a minimal cost. Each division within the Electronic Commerce Group, Systems Management Group and Applications Management Group has its own U.S. sales and marketing organizations and the Federal Systems Group's Federal Electronic Commerce Division has its own sales and marketing organization. In addition, the Company's International Group has its own sales function to focus specifically on the international marketplace for each of Sterling's product lines. At September 30, 1995, Sterling employed approximately 600 sales representatives.

CUSTOMERS

  Sterling's customers include 96 of the 100 largest U.S. industrial corporations, as ranked by 1994 sales in Fortune magazine and 99 of the top 100 U.S. commercial banks, as ranked by deposits as of December 31, 1994, in the American Banker magazine. In the year ended September 30, 1995, agencies, branches and departments of the federal government accounted for approximately 19% of the Company's consolidated revenue.

COMPETITION

  The computer software and services industry is highly competitive. Sterling competes with both large companies with substantially greater resources and small specialized companies that compete in a particular geographic region or market niche. Sterling also competes with internal programming staffs of corporations and, increasingly, with hardware manufacturers. Some internal programming staffs of corporations are capable of developing products similar to those offered by the Company. In general, however, the Company believes that the time and costs associated with custom software development significantly exceed the time and costs required to license and install the comparable product from Sterling. Also, competition within the Company's federal business is increasing because of continued federal budget constraints and cutbacks.

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

  At September 30, 1995, the Company employed approximately 3,700 people.

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

  Determination of the Company's backlog involves estimation, particularly with respect to customer requirements contracts and multi-year contracts of a cost-reimbursement or incentive nature. A large portion of the Company's federal government contracts is funded for one year or less and is subject to contract award, extension or expiration at different times during the year, and all of the Company's federal government contracts are subject to termination by the government. Based upon past practices, the Company believes that the contract renewal options included in existing contracts will be exercised for the full period designated in such contracts, but no assurances can be given that such contracts will be renewed.

  Total backlog, including federal government contract renewal options not yet exercised and multi-year product support contracts at September 30, 1995 and 1994, was $224,611,000 and $228,345,000, respectively, 97% and 99% of which related to federal government sources, primarily in the Company's Federal Systems Group. Federal government renewal options not yet exercised or funded included in backlog at September 30, 1995 and 1994, were $57,846,000 and $52,163,000, respectively. Approximately $85,581,000 of the 1995 backlog is expected to be realized in the year ending September 30, 1996.

ITEM 2. PROPERTIES.

  The Company leases offices and facilities in or near approximately 64 cities in the United States, Canada and worldwide. Major U.S. facilities are located in the following metropolitan areas: Los Angeles, Palo Alto, San Francisco, Sacramento and San Bernardino, California; Atlanta, Georgia; Chicago, Illinois; Cleveland and Columbus, Ohio; Omaha, Nebraska; New York City and Rome, New York; Washington, D.C.; Detroit, Michigan; and Dallas, Texas. The Company's major international facilities are located in London and Reading, England; Paris, France; Montreal, Toronto and Ottawa, Canada; Duesseldorf, Stuttgart and Frankfurt, Germany; Zurich, Switzerland; Brussels, Belgium; Nieuwegein, The Netherlands; Stavanger and Oslo, Norway; Kista, Sweden; Tokyo, Japan; Sydney and Melbourne, Australia; Rome, Milan and Turin, Italy; and Tefen, Israel. The Company believes that its facilities are adequate for its immediate needs and that additional or substitute space is available if needed to accommodate expansion.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is subject to certain legal proceedings and claims that arise in the ordinary conduct of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, net of applicable reserves, will not materially affect the financial condition or results of operations of the Company.

  In addition, KnowledgeWare is subject to certain legal proceedings and claims, as described in the last twelve paragraphs under "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations-- Merger with KnowledgeWare, Inc.," which paragraphs are incorporated by reference in this Item 3.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS

        NAME                  AGE                            POSITION
      ---------               --- ---------------------------------------------------------------
      Sam Wyly                61  Chairman of the Board and Director
      Charles J. Wyly, Jr.    62  Vice Chairman of the Board and Director
      Sterling L. Williams    52  President, Chief Executive Officer and Director
      Warner C. Blow          58  Executive Vice President
      George H. Ellis         46  Executive Vice President, Chief Financial Officer and Treasurer
      Werner L. Frank         66  Executive Vice President, Business Development
      M. Gene Konopik         52  Executive Vice President
      Jeannette P. Meier      48  Executive Vice President, Secretary and General Counsel
      Phillip A. Moore        53  Executive Vice President, Chief Technology Officer and Director
      A. Maria Smith          53  Executive Vice President
      Clive A. Smith          41  Executive Vice President
      Geno P. Tolari          52  Executive Vice President
      Evan A. Wyly            34  Vice President and Director
      Richard Connelly        44  Vice President, Controller
      Albert K. Hoover        35  Vice President and Assistant General Counsel
      James E. Jenkins, Jr.   42  Vice President, Tax
      Anne Vahala             35  Vice President, Acquisitions

  Sam Wyly co-founded Sterling Software in 1981 and has served as Chairman of the Board and a director since its formation. In 1963, Mr. Wyly founded University Computing Company, a computer software and services company, and served as President or Chairman from 1963 until 1979. Mr. Wyly co-founded Earth Resources Company, an oil refining and silver mining company, and served as its Executive Committee Chairman from 1968 to 1980. Mr. Wyly and his brother, Charles J. Wyly, Jr., bought the 20 restaurant Bonanza Steakhouse chain in 1967. It grew to approximately 600 restaurants by 1989, during which time he served as Chairman. Mr. Wyly currently serves as Chairman of Michaels Stores, Inc., a specialty retail chain (which has grown from 70 to 450 stores in 10 years of Wyly control), and as President of Maverick Capital, Ltd., an investment fund management company. Sam Wyly is the father of Evan A. Wyly, a director of Sterling Software.

  Charles J. Wyly, Jr. co-founded Sterling Software in 1981 and has served as a director since its formation and Vice Chairman since 1984. Mr. Wyly served as an officer and director of University Computing Company from 1964 to 1975, including President from 1969 to 1973. Mr. Wyly and his brother, Sam Wyly, founded Earth Resources Company and Charles Wyly served as Chairman from 1968 to 1980. Mr. Wyly served as Vice Chairman of the Bonanza Steakhouse chain from 1967 to 1989. Mr. Wyly currently serves as Vice Chairman of Michaels Stores, Inc. and as Chairman of Maverick Capital, Ltd. Charles J. Wyly, Jr. is the father-in-law of Donald R. Miller, Jr., a director of Sterling Software.

  Sterling L. Williams co-founded Sterling Software in 1981 and has served as President, Chief Executive Officer and a director of Sterling Software since its formation. Mr. Williams also currently serves as a director of INPUT, an information technology market research company.

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

  Werner L. Frank has served as Executive Vice President, Business Development of Sterling Software since December 1, 1994. From October 1984 until December 1, 1994, Mr. Frank served as Executive Vice President of Sterling Software. From July 1993 until December 1, 1994, Mr. Frank served as President of Sterling Software's former Enterprise Software Group. From 1985 until July 1993, Mr. Frank served as President of Sterling Software's former Systems Software Group.

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

  Phillip A. Moore co-founded Sterling Software in 1981 and has served as a director since such time, as Executive Vice President, Technology from July 1993 until December 1994 and as Executive Vice President, Chief Technology Officer since December 1994. Prior to July 1993, Mr. Moore served as Senior Vice President, Technology of Sterling Software.

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

  Evan A. Wyly has served as a director of Sterling Software since July 1992 and as a Vice President of Sterling Software since December 1994. Mr. Wyly is a Managing Director of Maverick Capital, Ltd. Prior to joining Maverick Capital, Ltd., Mr. Wyly served as a Vice President of Michaels Stores, Inc. from December 1991 to October 1993. In June 1988, Mr. Wyly founded Premier Partners Incorporated, a private investment firm, and served as President prior to joining Michaels Stores, Inc. Mr. Wyly also serves as a director of Michaels Stores, Inc. and Xscribe Corp., a high-technology information management company.

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

  Albert K. Hoover has served as Vice President of Sterling Software since May 1994 and Assistant General Counsel of Sterling Software since June 1990.

  James E. Jenkins, Jr. has served as Vice President, Tax of Sterling Software since May 1994. From May 1986 until May 1994 he served as Director of Tax.

  Anne Vahala has served as Vice President, Acquisitions of Sterling Software since October 1995 and served as Vice President, Investor Relations of Sterling Software from July 1993 until October 1995. From August 1992 until July 1993, Ms. Vahala served as Director, Investor Relations and prior to August 1992 she served as Senior Financial Analyst of Sterling Software.

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

                                                                  PRICE RANGE
                                                                ---------------
                                                                 HIGH     LOW
                                                                ------- -------
      Year Ended September 30, 1995:
        Quarter Ended:
          December 31, 1994.................................... $36 3/4 $28 3/4
          March 31, 1995....................................... $37 7/8 $34 1/4
          June 30, 1995........................................ $39 1/4 $33 1/8
          September 30, 1995................................... $47     $38 3/8
      Year Ended September 30, 1994:
        Quarter Ended:
          December 31, 1993.................................... $33 1/2 $24
          March 31, 1994....................................... $34 1/2 $28
          June 30, 1994........................................ $34 1/4 $27 1/8
          September 30, 1994................................... $31 5/8 $25 3/8

  At October 31, 1995, the Company had approximately 1,300 common stockholders of record.

  The Company did not pay dividends on its Common Stock during the three years ended September 30, 1995. Under the terms of the Company's Second Amended and Restated Revolving Credit and Term Loan Agreement, the Company is prohibited from making distributions in the form of dividends on its Common Stock and is limited to $500,000 of dividends with respect to any outstanding shares of the Company's Series B Junior Preferred Stock ("Junior Preferred Stock"). At September 30, 1995 there were no shares outstanding of the Junior Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected financial data should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

                                          YEARS ENDED SEPTEMBER 30
                                ----------------------------------------------
                                  1995     1994     1993      1992      1991
                                -------- -------- --------  --------  --------
                                (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
Operating data (1) (2):
 Revenue....................... $588,167 $473,393 $416,114  $378,396  $333,381
 Cost of sales.................  190,563  171,745  172,105   162,592   141,436
 Product development and
  enhancement..................   42,509   33,002   27,397    25,161    24,545
 Selling, general and
  administrative...............  222,745  173,112  170,180   167,590   149,728
 Income before restructuring
  charge, purchased research
  and development, other income
  (expense), income taxes,
  extraordinary item and
  cumulative effect of a change
  in accounting principle......  132,350   95,534   46,432    23,053    17,672
 Restructuring charge (3)......   19,512            91,260    11,515    23,085
 Purchased research and
  development..................   62,000
 Income (loss) before
  extraordinary item and
  cumulative effect of a change
  in accounting principle......    9,274   58,339  (32,847)   (5,182)   (2,407)
 Income (loss) applicable to
  common stockholders..........    9,129   58,143  (38,106)   (6,656)   (5,700)

 Average common shares
  outstanding..................   23,649   19,812   17,507    15,496    11,763

Per common share data:
 Income (loss) before
  extraordinary item and
  cumulative effect of a change
  in accounting principle:
    Primary.................... $    .39 $   2.54 $  (1.93) $   (.43) $   (.52)
    Fully diluted..............      .39     2.31    (1.93)     (.43)     (.52)
 Income (loss) before
  cumulative effect of a change
  in accounting principle:
    Primary....................      .39     2.54    (2.02)     (.43)     (.48)
    Fully diluted..............      .39     2.31    (2.02)     (.43)     (.48)
 Net income (loss):
    Primary....................      .39     2.54    (2.18)     (.43)     (.48)
    Fully diluted..............      .39     2.31    (2.18)     (.43)     (.48)

Balance sheet data (1):
 Working capital............... $222,405 $125,159 $ 53,668  $ 37,793  $ 32,402
 Total assets..................  714,180  488,773  402,266   347,484   330,499
 Long-term debt................  116,668  115,932  117,532    80,743    84,833
 Other noncurrent liabilities..   27,525   25,018   22,351    13,420    16,085
 Stockholders' equity..........  348,338  175,804   97,697   117,565   108,468

-------------------
(1) On November 30, 1994, Sterling Software, Inc. ("Sterling" or the "Company") acquired KnowledgeWare, Inc. ("KnowledgeWare") in a stock-for-stock acquisition accounted for as a purchase. Accordingly, the operating results of KnowledgeWare are included in the Company's results of operations from the date of the acquisition. The results of operations include $62,000,000 of purchased research and development costs, which is the portion of the purchase price attributable to in-process research and development and which was charged to expense in accordance with purchase accounting guidelines. The 1995 results of operations also include a charge for restructure costs of $19,512,000 to integrate KnowledgeWare's business into the Company's operations. The restructure charge includes employee termination costs, costs related to the elimination of duplicate facilities, the write-off of costs related to certain software products which were not actively marketed and other out of pocket costs related to the reorganization. Cash costs and expenses directly related to the acquisition of

   KnowledgeWare and unrelated to the restructuring of the Company are accounted for as a cost of the acquisition. See Note 2 of Notes to Consolidated Financial Statements.
(2) In August 1994, Sterling acquired American Business Computer Company ("ABC") in a stock-for-stock acquisition accounted for as a pooling of interests. In July 1993, the Company acquired Systems Center, Inc. ("Systems Center") in a stock-for-stock acquisition accounted for as a pooling of interests. Sterling's consolidated financial statements have been retroactively adjusted to include the results of ABC and Systems Center for all periods presented. See Note 2 of Notes to Consolidated Financial Statements.
(3) The 1993 restructuring charges reflect the cost of combination of Sterling and Systems Center including transaction costs and charges relating to the elimination of duplicate facilities and equipment, severance costs and the write-off of costs related to certain software products not actively marketed by the Company. The 1992 restructuring charges include severance and other costs related to System Center's reduction in workforce, elimination of duplicate facilities and the sale of certain AS/400 and UNIX utility products. The 1991 restructuring charges reflect a write-down by Systems Center of certain purchased computer software costs based on a revaluation of the products in light of changes in market conditions and increased competition, as well as severance costs and costs associated with elimination of certain management positions and duplicate functions resulting from previous business acquisitions. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MERGER WITH KNOWLEDGEWARE, INC.

  On November 30, 1994, Sterling Software, Inc. (together with its wholly owned subsidiaries, "Sterling" or the "Company") acquired KnowledgeWare, Inc. ("KnowledgeWare"), a Georgia corporation based in Atlanta, Georgia which was a leading provider of applications development software and services, for approximately $106 million, in a stock-for-stock acquisition (the "Merger"). In connection with the Merger, the Company issued approximately 2,421,000 shares of the Company's $0.10 par value Common Stock (the "Common Stock") valued at approximately $74,443,000 and reserved approximately 340,000 shares of Common Stock for issuance upon exercise of KnowledgeWare's options and warrants. In addition, the Company incurred cash costs directly related to the Merger of approximately $31,672,000. The Merger, which was accounted for as a purchase, was completed pursuant to the terms of an Amended and Restated Agreement and Plan of Merger dated as of August 31, 1994, as amended (the "Merger Agreement"), among the Company, SSI Corporation, a Georgia corporation and a recently organized wholly owned subsidiary of the Company ("Merger Sub"), and KnowledgeWare. Of the 2,421,000 shares of Common Stock issued, approximately 484,800 shares were placed in escrow (the "Escrowed Shares") to cover certain losses that may result in connection with any pending or threatened litigation, action, claim, proceeding, dispute or investigation ("Actions") (including amounts paid in settlement) to which the Company is entitled to indemnification pursuant to the terms of the Merger Agreement. Approximately 207,000 of the Escrowed Shares remain to cover potential losses associated with remaining Actions at October 31, 1995. (See Note 2 of Notes to Consolidated Financial Statements.)

  The cash costs directly related to the Merger of approximately $31,672,000 are included in the aggregate cost of the Merger and consist of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs of the acquisition. Approximately $20,768,000 was paid in 1995.

  The Company's restructuring charge related to the combining of KnowledgeWare and the Company ("KnowledgeWare restructuring") is $19,512,000, which is included in the results of operations for 1995. Approximately $7,000,000 of the KnowledgeWare restructuring charge has not been tax benefited. The components of the restructuring charge are the following:

      Employee termination costs.................................. $ 7,668,000
      Write-offs of software products which will not be actively
       marketed...................................................   6,446,000
      Elimination of duplicate facilities and equipment...........   2,073,000
      Out of pocket costs related to the reorganization...........   1,911,000
      Other.......................................................   1,414,000
                                                                   -----------
                                                                   $19,512,000
                                                                   ===========

  As a result of the KnowledgeWare restructuring charge, future operating results are expected to benefit from the reduction in workforce and elimination of duplicate facilities. Estimated annual cost reductions of approximately $12,000,000 in salaries and benefits from the reduction in workforce and estimated total future cost reductions of approximately $8,200,000 in depreciation, amortization and rent expense are anticipated from the write-offs of software products which will not be actively marketed by the Company and the elimination of duplicate facilities and equipment. Of the total restructuring charge of $19,512,000, approximately $8,377,000 is a non-cash charge and the remaining $11,135,000 requires cash outlays, of which approximately $10,941,000 was expended prior to September 30, 1995. Future cash expenditures related to the KnowledgeWare restructuring are anticipated to be made from cash generated from operations. The Company does not expect to incur significant costs related to the KnowledgeWare restructuring in excess of the amount charged to operations in 1995.

  Pursuant to purchase accounting guidelines, the deferred revenue balance associated with product support contracts and consulting services contracts acquired in a business combination may not be recognized as revenue ratably over the remaining terms of such contracts. However, the net present value of the costs associated with the Company's obligation to provide product support services under those contracts may be accrued at the date of acquisition. Accordingly, deferred revenue of approximately $14,208,000 related to product support contracts acquired in the acquisition of KnowledgeWare will not be recognized as revenue in periods subsequent to November 30, 1994 and costs of approximately $13,679,000 have been accrued representing the net present value of the Company's obligation to provide product support services under these contracts. As the product support services are performed the costs of performing such services will be offset against this accrued liability. Approximately $13,493,000 of costs incurred through September 30, 1995 have been offset against this accrued liability.

  Since August 30, 1994, a number of lawsuits have been filed against KnowledgeWare and certain of its former officers and directors alleging violations of securities laws. On December 18, 1991, a complaint (the "1991 Class Action") was filed in the United States District Court for the Northern District Of Georgia, Atlanta Division which consolidated and amended several class action lawsuits previously filed against KnowledgeWare and certain of its former officers and directors in October 1991. The 1991 Class Action was a class action lawsuit alleging violations of Sections 20 and 10 (b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 under the Exchange Act. The complaint alleged KnowledgeWare misrepresented or failed to disclose material facts which would have a material adverse impact on KnowledgeWare or approved such misrepresentations and omissions. The complaint sought compensatory damages and reimbursements for the plaintiffs' fees and expenses. In April 1994, the District Court approved a settlement of the 1991 Class Action. On August 30, 1994, the plaintiffs in the 1991 Class Action filed motions alleging that the proposed business combination between KnowledgeWare and Sterling and an announcement by KnowledgeWare that it modified its accounting policy for revenue recognition and restated financial results for the first three quarters of fiscal year 1994 had substantially reduced the value of warrants available to the plaintiffs under the settlement agreement in the 1991 Class Action. On April 27, 1995, the District Court issued an order denying most of plaintiffs' motions.

  In August and September, 1994, eight lawsuits were filed against KnowledgeWare and certain of its former directors and officers in the United States District Court for the Northern District of Georgia, Atlanta Division. Subsequently, these lawsuits were consolidated (the "1994 Class Action"). The 1994 Class Action is a class action on behalf of KnowledgeWare stockholders alleging violations of Sections 20 and 10 (b) of the Exchange Act, and Rule 10b-5 under the Exchange Act. The alleged factual basis underlying the 1994 Class Action is the plaintiffs' allegation that KnowledgeWare and the individual defendants actively misrepresented or failed to disclose the actual financial condition of KnowledgeWare throughout fiscal year 1994 and that the value of KnowledgeWare Common Stock was artificially inflated as a result of such misrepresentations or failures to disclose. The plaintiffs in the 1994 Class Action sought compensatory damages and reimbursement for the plaintiffs' fees and expenses.

  On October 25, 1995, Sterling and the defendants in the 1991 and 1994 Class Actions entered into settlement agreements, subject to certain conditions and court approval, to resolve the 1991 and 1994 Class Actions for an aggregate of approximately $3.75 million in cash plus approximately 278,000 shares of Sterling Common Stock. The cash portion of the settlement is being paid by KnowledgeWare's insurance carrier. The stock portion will come out of the Escrowed Shares. Pursuant to the terms of the settlement agreements, the plaintiffs in the 1991 Class Action will receive $2.0 million of proceeds from the sale of Escrowed Shares in lieu of the Warrants. The plaintiffs in the 1994 Class Action will receive the remainder of the proceeds from the sales of Escrowed Shares included in the settlement and $3.75 million in cash, net of plaintiffs' attorneys fees and certain costs. Consummation of the settlements is contingent upon the fulfillment of customary conditions, including approval of the Court. In the event those settlements are not approved by the Court or do not become final for any reason, the 1991 and 1994 Class Actions may continue to be litigated.

  After giving effect to the class action settlements, there will remain approximately 207,000 shares of Sterling Common Stock in the Escrowed Shares, with a market value at October 31, 1995, of approximately $9.5 million.

  On September 9, 1994, a lawsuit was filed against KnowledgeWare and certain of its former officers and directors in the Southern District of Iowa, Central Division (the "Ecta Suit"). The Ecta Suit alleges violations of Section 10 (b) of the Exchange Act, Rule 10b-5 under the Exchange Act, Section 12 (2) of the Securities Act of 1933, violation of the Iowa Blue Sky Laws, fraud and breach of contract. The alleged factual basis underlying the Ecta Suit raised in connection with the purchase by KnowledgeWare of substantially all of the assets of ClearAccess Corporation (now known as Ecta Corporation) and Fairfield Software, Inc. (now known as Fairfield Development, Inc.) pursuant to an Asset Purchase Agreement dated May 26, 1994 (the "Acquisition Agreement"). The plaintiffs allege that KnowledgeWare and the individual defendants misrepresented or failed to disclose the actual financial condition of KnowledgeWare, that the value of KnowledgeWare Common Stock was artificially inflated as a result of such misrepresentations or failures to disclose and that KnowledgeWare has breached certain warranties, representations and covenants made in the Acquisition Agreement. The Ecta Suit seeks unspecified compensatory damages, rescission of the Acquisition Agreement and/or the sale of KnowledgeWare's securities issued pursuant thereto, punitive damages, prejudgment interest, and reimbursement of attorneys' fees and costs. This suit is currently in discovery.

  There are also presently pending three lawsuits against KnowledgeWare and certain of its former officers and directors in the United States District Court, District of Minnesota, Fourth Division. The first such suit, filed on January 19, 1995, was brought against KnowledgeWare by seven named plaintiffs, including Irwin L. Jacobs, who purchased 666,700 shares of KnowledgeWare's common stock in a private placement (the "Jacobs Suit"). The second suit, filed on January 20, 1995, was brought against KnowledgeWare and its former directors and certain of its former officers by over twenty named plaintiffs who purchased shares of KnowledgeWare Common Stock from and after November 1993 (the "Second Jacobs Suit"). The third suit, filed on June 27, 1995, was brought by certain investment clients of Mitchell Hutchins Asset Management, Inc., who had purchased 177,000 shares of KnowledgeWare common stock in a private placement in January of 1994, against KnowledgeWare and certain of its former directors and officers (the "Compass Investors Suit"). These three suits were consolidated by court order on September 11, 1995. Discovery is ongoing in all three cases.

  In the Jacobs Suit, the plaintiffs allege that representations and warranties in the private placement agreement relating to the financial condition of KnowledgeWare were false and misleading in that they contained untrue statements or omitted to state material facts necessary to make the statements not misleading. The claims include breach of contract, violation of
Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, controlling person liability of the individual defendants under Section 20 of the Exchange Act and the Georgia and Minnesota Securities Acts, claims for violation of
Section 18 of the Exchange Act, violations of the Minnesota Consumer Fraud Act, breaches of fiduciary duty by the individual defendants, common law fraud and claims for treble and punitive damages and attorneys' fees under Federal and Georgia RICO statutes. Actual damages claimed are in the approximate amount of $8.1 million, plus interest.

  In the Second Jacobs Suit, the plaintiffs allege they purchased shares of KnowledgeWare common stock based on defendants' representations which allegedly contained untrue statements of material fact or omitted to state material facts necessary to make the statements not misleading. The claims in the Second Jacobs Suit for violation of law are substantially the same as those in the Jacobs Suit, except in the Second Jacobs Suit there is no claim for breach of contract, and include claims for treble and punitive damages and attorneys' fees under Federal and Georgia RICO Statutes. Plaintiffs seek to rescind the stock purchases, in the case of stock still held, or to recover rescissory damages in the aggregate amount of $5.8 million, plus interest and other relief.

  The plaintiffs in the Compass Investors Suit allege claims substantially identical to those alleged in the Jacobs Suit, except in the Compass Investors suit there is no claim for breach of fiduciary duty. Plaintiffs in the Compass Investors Suit seek compensatory damages of more than $2.0 million, treble and punitive damages, interest, attorneys' fees and expenses.

  On April 27, 1995, Gerald Caussade, a former employee of KnowledgeWare and a principal of Ecta Corporation and Fairfield Development, Inc. (plaintiffs in the Ecta Suit referred to above), filed suit in the United States District Court, Southern District of Iowa, Central Division, against KnowledgeWare, Donald Addington, Francis Tarkenton, Sterling Software, Inc., Werner Frank and Sterling Williams. The plaintiff is claiming (a) breach of contract as a third party beneficiary under the Asset Purchase Agreement dated May 26, 1994 among KnowledgeWare, Ecta Corporation and Fairfield Development Inc., (b) as to the individual defendants, tortious interference with plaintiff's business relations with KnowledgeWare, (c) fraudulent misrepresentation and negligent misrepresentation in connection with his accepting employment with KnowledgeWare, (d) wrongful termination in violation of public policy in connection with his termination from employment and (e) breach of contract under his employment contract. Plaintiff is seeking unspecified compensatory damages, damages for emotional distress, punitive damages and interest and other costs. Discovery is ongoing in this suit.

  On March 14, 1995, the Securities and Exchange Commission entered an Order Directing Private Investigation and Designating Officers to take Testimony titled "In the Matter of KnowledgeWare, Inc. (NY-6231)." The investigation generally relates to trading in KnowledgeWare securities from July 1, 1992 through the time of the stock-for-stock transaction by which Sterling acquired KnowledgeWare, KnowledgeWare's compliance with SEC filing and reporting obligations and the adequacy and/or accuracy of its public disclosures, recordkeeping and accounting controls.

  There can be no assurance of the final resolution of any of the lawsuits, claims or inquires described above as to the amount of losses that will result in connection with such actions, nor as to the resulting impact on the Company. As of October 31, 1995, the Company estimates that approximately $1,340,000 of costs and expenses have been incurred with respect to such actions. The Company believes the above claims are subject to the indemnification arrangements described above related to the Company's acquisition of KnowledgeWare. Assuming the consummation of the settlements of the 1991 and 1994 Class Actions on the terms described above, however, Sterling's management believes that after giving effect to the value of the remaining Escrowed Shares and applicable reserves, the ultimate resolution of such actions will not materially affect the financial condition or results of operations of the Company.

MERGER WITH AMERICAN BUSINESS COMPUTER COMPANY

  On August 1, 1994, Sterling acquired all the outstanding common stock of American Business Computer Company ("ABC"), a Michigan corporation based near Detroit, Michigan, which developed, marketed and supported UNIX-based electronic data interchange products, including products that provide sophisticated electronic commerce gateway functionality. The stock-for-stock acquisition has been accounted for as a pooling of interests and, accordingly, Sterling's financial statements have been retroactively adjusted to include the results of ABC for all periods presented, including adjustments for the conforming of accounting policies.

MERGER WITH SYSTEMS CENTER, INC.

  In July 1993, Sterling acquired all of the outstanding common stock and preferred stock of Systems Center, a recognized leader in data communications and systems management software which developed, marketed and supported systems software products, for approximately $156 million in a stock-for-stock acquisition (the "SCI Merger") accounted for as a pooling of interests and, accordingly, Sterling's financial statements were retroactively adjusted to include the results of Systems Center for all periods presented, including adjustments for the conforming of accounting policies.

  In connection with the SCI Merger, on July 1, 1993, approximately $2,177,000 of preferred dividends and $699,000 of interest was paid on the Systems Center Series A 9% Convertible Redeemable Preferred Stock ("Systems Center Preferred Stock"), which dividends were in arrears. Additionally, subsequent to the closing of the SCI Merger, Systems Center repaid the amounts outstanding under its revolving line of credit of approximately $30,337,000. The Company incurred a non-recurring charge to operations in the fourth quarter of 1993 of $91,260,000 to reflect the combination of Sterling and Systems Center, including charges related to the elimination of duplicate facilities, severance costs, the write-off of certain intangibles, property and equipment and certain transaction costs. Since September 30, 1993, there has been no significant increase in operating expenses as a result of the SCI Merger. Of the total restructuring charge of $91,260,000, approximately $21,348,000 was non-cash and the remaining $69,912,000 required cash outlays. Of the amount requiring cash outlays, approximately $63,047,000 has been expended through September 30, 1995. Future cash expenditures related to the restructuring, the majority of which relate to the elimination of duplicate facilities, are accrued and are anticipated to be made from cash generated from operations.

RESULTS OF OPERATIONS

  The results of the International Group are included in the Systems Management Group ("SMG"), Applications Management Group ("AMG") and Electronic Commerce Group ("ECG") for management's discussion and analysis of financial condition and results of operations.

 1995 Compared to 1994

  Total revenue increased $114,774,000, or 24%, in 1995 over 1994. Revenue from the International Group ("IG") was $158,374,000 in 1995 and $103,824,000 in 1994, representing a $54,550,000, or 53% increase over

1994. Revenue from IG represents 27% and 22% of total revenue in 1995 and 1994, respectively and the Company expects revenue from IG to continue to constitute a significant percentage of its revenue. The net impact of changes in foreign currency on revenue from a weaker U.S. dollar was approximately $11,000,000.

  The Company's recurring revenue includes revenue recurring through annual and multi-year product support agreements generally having terms ranging from one to three years, fixed term product lease and rental agreements generally having terms ranging from month-to-month to year-to-year, short-term electronic commerce service agreements cancelable upon 30 days notice and multi-year federal contracts generally having terms ranging from one to five years, but, like most federal contracts, with provisions for termination by the government for convenience or for failure to obtain funding. Recurring revenue increased $40,182,000, or 13%, in 1995 over 1994 and represented 58% of total revenue in 1995 compared to 63% of total revenue in 1994. This decrease in the percentage of recurring revenue to total revenue is primarily due to a lower relative percentage of revenue from annual product support contracts acquired in the acquisition of KnowledgeWare and the impact of purchase accounting guidelines on the revenue recognized from such contracts acquired. See "Merger with KnowledgeWare, Inc." For the year ended September 30, 1995, 37% of the Company's product revenue was for products that run on hardware platforms other than mainframe hardware. This compares to 18% for the previous year.

  ECG revenue increased 31% over 1994 contributing $51,597,000 to the Company's total revenue growth in 1995. Service revenue primarily from network processing of EDI documents, increased 39% over 1994 primarily due to the growth in existing network customer volume and the addition of new customers to the network primarily in the healthcare, grocery, retail and hardlines vertical markets. The number of network customers grew by approximately 3,000, placing the total network customers at approximately 12,000 at September 30, 1995. Product revenue increased 30% and product support revenue increased 24% over 1994. The three ECG product lines, communications software, banking systems and interchange software each had revenue growth in product and product support revenue due to sales of new products from businesses acquired in 1994, new product releases, the addition of new customers, some product price increases and a continuing expansion of the installed customer base for product support revenue. Approximately 12% of ECG's 1995 revenue is derived from the International Group as compared to 11% in 1994.

  SMG revenue in 1995 increased $13,004,000, or 9%, over 1994 primarily due to an increase of 18% in product revenue. Revenue from software products and product support contracts increased in storage management and operations management product lines and was partially offset by a decrease in VM software product support revenue. The VM software product support revenue decrease is primarily due to a consolidation and downsizing by customers using the VM operating system. Approximately 54% of SMG's 1995 revenue is derived from the International Group. This compares to 53% in 1994.

  AMG revenue increased $57,275,000, or 115%, in 1995 over 1994 primarily due to the businesses acquired from KnowledgeWare in November 1994. As a direct result of this acquisition all the components of revenue increased in 1995 over 1994. Product revenue increased 117%, product support revenue increased 73%, and services revenue, primarily consulting services, increased significantly. Product support revenue in 1995 was negatively impacted by approximately $13,655,000 due to the application of purchase price accounting guidelines which prohibit the post acquisition recognition of the deferred revenue acquired in an acquisition. Consulting and training services revenue, previously an immaterial component of AMG's product revenue, represented 12% of total AMG revenue. Approximately 39% of AMG's revenue is derived from the International Group. This compares to 22% in 1994. The increase is attributed to the KnowledgeWare acquisition.

  Federal Systems Group ("FSG") revenue decreased $5,271,000, or 5% in 1995 versus 1994 primarily due to lower contract billings at NASA Ames resulting from lower billable costs and fewer federal contracts than in 1994. In 1995 a division was formed to sell electronic commerce software and services to the federal government. Revenue from this division is included in the ECG business segment revenue.

  Total costs and expenses increased $159,470,000, or 42%, in 1995 over 1994. In 1995, total costs and expenses included restructuring expenses of $19,512,000 for Sterling's restructuring resulting from the acquisition of KnowledgeWare and the write-off of $62,000,000 of purchased research and development costs resulting from the application of purchase accounting guidelines in recording the Merger. The components of the 1995 restructuring charges were as follows:

      Employee termination costs.................................. $ 7,668,000
      Write-offs of software products which will not be actively
       marketed...................................................   6,446,000
      Elimination of duplicate facilities and equipment...........   2,073,000
      Out of pocket costs related to the reorganization...........   1,911,000
      Other.......................................................   1,414,000
                                                                   -----------
                                                                   $19,512,000
                                                                   ===========

  Total cost of sales increased $18,818,000, or 11%, primarily due to increased consulting services and product support costs of businesses acquired in the stock-for-stock transaction and higher network services costs to support the increase in network services volume partially offset by lower contract costs associated with lower billings in FSG. In addition, approximately $13,493,000 of product support costs related to customer support contracts acquired in the stock-for-stock transaction were offset against a liability for product support costs accrued at the Merger date in accordance with purchase accounting guidelines. Cost of sales includes $33,572,000 and $25,914,000 of depreciation and amortization in 1995 and 1994, respectively.

  Product development expense for 1995 of $42,509,000, net of $21,708,000 of amounts capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("FAS No. 86") increased $9,507,000, or 29%, compared to 1994 product development expense of $33,002,000, net of $19,390,000 of amounts capitalized pursuant to FAS No. 86. The increase is primarily due to the increased gross product development expense relating to products acquired in the Merger as well as the decrease in the capitalization of software development costs. Total capitalized costs represented 34% and 37% of total development expense for 1995 and 1994, respectively. Product development expense and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects which are in process.

  Selling, general and administrative expense increased $49,633,000, or 29%, primarily due to increased sales, marketing and administrative support personnel in AMG and IG due to businesses acquired in the Merger and increased sales personnel in ECG and IG to support the continuing revenue growth.

  Interest expense increased due to higher average borrowings in IG to manage foreign currency risk and to maintain increased working capital requirements after the Merger. Investment income was also higher due to the higher average cash balances available for investment, as well as higher interest rates in 1995 versus 1994. The impact on operating profit from the foreign currency effect of the weaker U.S. Dollar was approximately $4,000,000. Income before income taxes was $52,894,000 in 1995 as compared to income before income taxes of $92,601,000 in 1994. The decrease in income before income taxes in 1995 can be attributed to the Merger restructure costs of $19,512,000 and the write-off of $62,000,000 of purchased research and development costs pursuant to the application of purchase accounting guidelines in recording the Merger. Excluding the restructure charges and write-off of purchased research and development costs, income before income taxes was $134,406,000, an increase of $41,805,000, or 45%, over 1994, primarily due to higher profits in ECG, up 45%, SMG, up 13% and in AMG, up 88%.

 1994 Compared to 1993

  Total revenue increased $57,279,000, or 14%, in 1994 over 1993 due to sales increases in all four of the Company's markets. Recurring revenue increased $36,521,000, or 14%, in 1994 over 1993 and represented 63% of total revenue in both 1994 and 1993. Revenue from IG, primarily Europe, was $103,824,000 in 1994, representing an increase of $7,532,000, or 8%, over 1993. Revenue from IG represented 22% and 23% of total Company revenue in 1994 and 1993, respectively. The net impact of changes in foreign currency rates on revenue from outside of the United States was not significant.

  ECG revenue increased $43,639,000, or 36%, on the strength of a 40% increase in network services revenue, a 43% increase in product revenue and a 20% increase in product support revenue. The increase in network services revenue was primarily due to an increase in the customer base primarily in the hardlines, grocery, retail, manufacturing and healthcare industries and increases in the network processing volume for existing customers. The number of network customers grew by approximately 2,000, placing the total network customers at September 30, 1994, at approximately 9,000. The three ECG product lines, communications software, banking systems and interchange software, each had revenue growth in product and product support revenue due to new customers, certain product price increases and a continuing expansion of the installed customer base for product support revenue. SMG revenue increased $5,403,000, or 4%, on a 4% increase in product revenue and a 4% increase in product support revenue. All three SMG product lines, storage management, operations management and VM software, increased revenue in 1994 over 1993. The introduction of a new storage management product, price increases for certain products and an increase in the installed customer base were the primary reasons for the SMG revenue growth. AMG revenue increased $2,093,000, or 4%, in 1994 over 1993, due to a 2% increase in product revenue and a 9% increase in product support revenue. Price increases for certain products and an increase in the installed customer base were the primary reasons for the AMG revenue growth. Federal Systems Group ("FSG") revenue increased $6,177,000, or 6%, in 1994 over 1993, due to higher contract billings in the NASA Ames, Information Technology and Scientific Systems divisions.

  Total costs and expenses decreased $83,083,000, or 18%, in 1994 over 1993. In 1993, total costs and expenses included restructuring charges of $91,260,000 for Sterling's restructuring resulting from the acquisition of Systems Center. The components of the 1993 restructuring charges were the following:

                                                                       1993
                                                                    -----------
      Severance and transition costs............................... $26,296,000
      Elimination of duplicate facilities and equipment............  32,175,000
      Write-offs of software products not actively marketed........  13,462,000
      Transaction costs related to the SCI Merger..................  15,864,000
      Other........................................................   3,463,000
                                                                    -----------
                                                                    $91,260,000
                                                                    ===========

  Total cost of sales decreased $360,000; cost of sales services increased commensurate with the increase in services revenue, but the increase was offset primarily by decreased cost of sales products and product support as a percentage of the related revenue. The decrease relates to lower costs associated with technical support personnel as a result of the 1993 restructuring and, to a lesser extent, to decreased depreciation and amortization in cost of sales products and product support. Cost of sales includes $25,914,000 and $26,626,000 of depreciation and amortization in 1994 and 1993, respectively. Amortization of capitalized software development costs increased $5,138,000, or 42%, and amortization of intangible assets and depreciation of property and equipment increased $46,000, or 1%. These increases were offset by a decline of $5,561,000, or 68%, in the amortization of purchased software due to the full amortization of purchased software and the write-off of certain software in the fourth quarter of 1993 as a result of the SCI Merger, coupled with a decline of $313,000, or 11%, in the amortization of the excess costs over net assets of businesses acquired. Product development expense for 1994 of $33,002,000, net of $19,390,000 of amounts capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("FAS No. 86") increased $5,605,000, or 20%, compared to 1993 product development expense of $27,397,000, net of $23,730,000 of amounts capitalized pursuant to FAS No. 86. The increase is primarily due to the decrease in the capitalization of software development costs and, to a lesser extent, to increased gross product development expense. Product development expense and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects which are in process. Selling, general and administrative expenses increased $2,932,000, or 2%, which is significantly less than the 14% increase in revenue, primarily due to decreased headcount as a result of the reduction in workforce in the fourth quarter of 1993.

  Income before income taxes, extraordinary item and cumulative effect of a change in an accounting principle was $92,601,000 in 1994 as compared to a loss of $47,830,000 in 1993. Excluding the restructuring charges of $91,260,000 in 1993, income before income taxes, extraordinary item and cumulative effect of a change in an accounting principle increased $49,171,000 primarily due to higher operating profits in SMG, up 74%%, ECG, up 98%, AMG, up 13% and FSG, up 15%, in 1994 over 1993, respectively. Also contributing to this increase was a decrease of $1,091,000, or 14%, in interest expense primarily for interest accrued in 1993 on the unpaid dividends on previously outstanding Systems Center Preferred Stock.

  Pursuant to the SCI Merger, Systems Center Preferred Stock was converted into the right to receive Common Stock. As a result, preferred stock dividends declined $808,000 in 1994 over 1993.

LIQUIDITY AND CAPITAL RESOURCES

  The Company maintained a strong liquidity and financial position with $222,405,000 of working capital at September 30, 1995, which includes $179,305,000 of cash and equivalents and $61,341,000 of marketable securities. Net cash flows from operations was $97,425,000. The increase in accounts and notes receivable is due to 1995 fourth quarter sales of $172,594,000 versus $131,352,000 for the fourth quarter of 1994. Days sales outstanding at September 30, 1995, measured on a quarterly basis was 96 days versus 91 days, an increase of 5%, on a 31% increase in revenue in the fourth quarter of 1995 versus the fourth quarter of 1994. The increase in current and long-term deferred revenue is due to increased sales volume and higher levels of fixed term licenses sold with product support terms of one to five years. Cash flows from operations and the proceeds from the exercise of stock options and warrants during 1995 were used to fund capital expenditures and software additions.

  Software expenditures were $22,531,000, the majority of which were costs capitalized pursuant to FAS No. 86, were made during 1995, compared to $21,392,000 during 1994. ECG expended $10,331,000 for software during

1995, primarily for enhancements of communications software products and interchange software products. SMG expended $7,848,000 of the total software expenditures during 1995, primarily for the development of systems management and storage management products and enhancements. Software expenditures in AMG were $4,352,000 for software enhancements of applications management and development products. Property and equipment purchases of $38,100,000 include purchases made for equipment upgrades for network processing systems, costs to add new network service features and computer and other equipment purchases to support the continuing growth of the Company.

  On October 2, 1995, the Company renewed a share repurchase program pursuant to which it may repurchase shares of its common stock from time to time through open market transactions. The primary purpose of the program is to provide shares to fund the Company's 401(k) and stock option plans. As of November 10, 1995 699,500 shares of common stock were repurchased at an aggregate amount of approximately $30,931,000. Although no finite number of shares will be repurchased, depending on stock market conditions and plan needs the Company could repurchase up to one million shares and perhaps more. The 200,000 shares of the Company's Junior Preferred Stock outstanding at September 30, 1994 were exchanged on June 27, 1995 for warrants to purchase 269,380 shares of the Company's Common Stock. The warrants became fully exercisable on September 25, 1995 at an exercise price of $36.50 per share and expire on June 26, 1997, pursuant to their terms.

  Proceeds from the exercise of the Company's stock options and warrants were $63,597,000 in 1995 and $21,906,000 in 1994. The tax benefit of $25,251,000 associated with the exercise of stock options and warrants was credited to paid in capital. Subsequent to September 30, 1995 and through November 10, 1995, proceeds from the exercise of stock options and warrants were approximately $16,865,000.

  In February 1993, the Company issued $115,000,000 principal amount of 5 3/4% Debentures. The 5 3/4% Debentures are convertible into Common Stock at any time prior to maturity at a conversion price of $28.35. This transaction resulted in $111,450,000 of net proceeds after transaction costs.

  On August 24, 1995, the Company entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement ("Loan Agreement") with a borrowing capacity of $35,000,000. The Loan Agreement is unsecured and contains various restrictions on the Company, including limitations on additional borrowings, repurchase of subordinated debt, payment of dividends, acquisitions and capital expenditures. The Loan Agreement also requires that certain financial ratios be maintained. Borrowings under the Loan Agreement bear interest at the higher of the bank's prime rate or the Federal Funds Effective Rate plus one-half percent ( 1/2%). Borrowings, if any, outstanding on August 24, 1998 will convert to four payments in equal installments due at the end of each subsequent quarter. There were no amounts borrowed during 1995 and 1994 or outstanding under the Company's loan facilities at September 30, 1995. At September 30, 1995, after the utilization of approximately $3,524,000 for standby letters of credit, approximately $31,476,000 was available for borrowing on the Loan Agreement. Certain of the Company's foreign subsidiaries have separate lines of credit totaling $24,328,000 available for foreign exchange exposure management and working capital requirements. These lines of credit are guaranteed by the U.S. parent company. At September 30, 1995, $4,170,000 was outstanding pursuant to foreign lines of credit.

  At September 30, 1995, the Company's capital resource commitments consisted of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations primarily from internally generated funds. No significant commitments exist for future capital expenditures. Based on the Company's current tax attributes, future cash tax payments are expected to be substantially greater than cash tax payments made in 1995. See Note 12 of Notes to Consolidated Financial Statements--Income Taxes. The Company believes available balances of cash, cash equivalents and short-term investments combined with cash flows from operations and amounts available under credit and term loan agreements are sufficient to meet the Company's cash requirements for the foreseeable future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            STERLING SOFTWARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................  22
Consolidated Financial Statements:
  Consolidated Balance Sheets at September 30, 1995 and 1994..............  23
  Consolidated Statements of Operations for the Years Ended September 30,
   1995, 1994 and 1993....................................................  24
  Consolidated Statements of Stockholders' Equity for the Years Ended
   September 30, 1995,
   1994 and 1993..........................................................  25
  Consolidated Statements of Cash Flows for the Years Ended September 30,
   1995, 1994 and 1993....................................................  26
  Notes to Consolidated Financial Statements..............................  27

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sterling Software, Inc.

  We have audited the accompanying consolidated balance sheets of Sterling Software, Inc. (the "Company") as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. Our audit also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Software, Inc. at September 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        Ernst & Young LLP

Dallas, Texas
November 16, 1995

                            STERLING SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              1995      1994
                          ASSETS                            --------  --------
Current assets:
 Cash and cash equivalents................................. $179,305  $101,893
 Marketable securities (Note 7)............................   61,341    41,847
 Accounts and notes receivable, net (Note 8)...............  183,734   132,166
 Deferred income taxes (Note 12)...........................    1,890    11,294
 Prepaid expenses and other current assets.................   17,784     9,978
                                                            --------  --------
  Total current assets.....................................  444,054   297,178

Property and equipment, net (Note 9).......................   68,412    36,699

Computer software, net of accumulated amortization of
 $104,813 in 1995 and $90,259 in 1994 (Note 1).............   80,966    58,131

Excess cost over net assets acquired, net of accumulated
 amortization of $23,362 in 1995 and $18,753 in 1994.......   85,903    54,504
Noncurrent deferred income taxes (Note 12).................   17,960     2,216
Note and accrued interest receivable from KnowledgeWare,
 Inc. (Note 2).............................................             18,266
Other assets (Notes 1 and 7)...............................   16,885    21,779
                                                            --------  --------
                                                            $714,180  $488,773
                                                            ========  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt (Note 10)............... $  5,871  $  7,257
 Income taxes payable......................................    4,679    10,945
 Accounts payable and accrued liabilities (Note 11)........  114,391    76,219
 Deferred revenue..........................................   96,708    77,598
                                                            --------  --------
  Total current liabilities................................  221,649   172,019

Long-term debt (Note 10)...................................  116,668   115,932
Other noncurrent liabilities...............................   27,525    25,018

Contingencies and commitments (Notes 4, 13 and 17).........

Stockholders' equity (Notes 14 and 15):
 Preferred stock, $.10 par value; 10,000,000 shares
  authorized; 200,000 shares issued and outstanding in
  1994; aggregate liquidation preference of $1,786 in
  1994.....................................................                 20
 Common stock, $.10 par value; 75,000,000 shares
  authorized; 26,529,000 and 22,378,000 shares issued in
  1995 and 1994, respectively..............................    2,653     2,238
 Additional paid-in capital................................  336,752   192,064
 Retained earnings.........................................    9,515       572
 Less treasury stock, at cost; 56,000 and 1,793,000 shares
  in 1995 and 1994, respectively...........................     (582)  (19,090)
                                                            --------  --------
  Total stockholders' equity...............................  348,338   175,804
                                                            --------  --------
                                                            $714,180  $488,773
                                                            ========  ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                    1995      1994      1993
                                                  --------  --------  --------
Revenue:
  Products......................................  $239,903  $178,233  $153,776
  Product support...............................   159,942   133,752   122,284
  Services......................................   188,322   161,408   140,054
                                                  --------  --------  --------
                                                   588,167   473,393   416,114
Costs and expenses:
  Cost of sales:
    Products and product support................    71,883    64,123    66,972
    Services....................................   118,680   107,622   105,133
                                                  --------  --------  --------
                                                   190,563   171,745   172,105
  Product development and enhancement...........    42,509    33,002    27,397
  Selling, general and administrative...........   222,745   173,112   170,180
  Restructuring charges (Note 3)................    19,512              91,260
  Purchased research and development............    62,000
                                                  --------  --------  --------
                                                   537,329   377,859   460,942
                                                  --------  --------  --------
Income (loss) before other income (expense),
 income taxes, extraordinary item and cumulative
 effect of a change in accounting principle.....    50,838    95,534   (44,828)
Other income (expense):
  Interest expense..............................    (8,625)   (6,658)   (7,749)
  Investment income.............................     9,044     1,519     4,442
  Other.........................................     1,637     2,206       305
                                                  --------  --------  --------
                                                     2,056    (2,933)   (3,002)
                                                  --------  --------  --------
Income (loss) before income taxes, extraordinary
 item and cumulative effect of a change in
 accounting principle...........................    52,894    92,601   (47,830)
Provision (benefit) for income taxes (Note 12)..    43,620    34,262   (14,983)
                                                  --------  --------  --------
Income (loss) before extraordinary item and
 cumulative effect of a change in accounting
 principle......................................     9,274    58,339   (32,847)
Extraordinary item--loss on early extinguishment
 of debt, net of applicable income taxes (Note
 10)............................................                        (1,481)
Cumulative effect of a change in accounting
 principle, net of applicable income tax benefit
 (Note 16)......................................                        (2,774)
                                                  --------  --------  --------
Net income (loss)...............................     9,274    58,339   (37,102)
Preferred stock dividends.......................       145       196     1,004
                                                  --------  --------  --------
Income (loss) applicable to common
 stockholders...................................  $  9,129  $ 58,143  $(38,106)
                                                  ========  ========  ========
Income (loss) per common share:
  Income (loss) before extraordinary item and
   cumulative effect of a change in accounting
   principle
    Primary.....................................  $    .39  $   2.54  $  (1.93)
                                                  --------  --------  --------
    Fully diluted...............................  $    .39  $   2.31  $  (1.93)
                                                  ========  ========  ========
  Income (loss) before cumulative effect of a
   change in accounting principle
    Primary.....................................  $    .39  $   2.54  $  (2.02)
                                                  ========  ========  ========
    Fully diluted...............................  $    .39  $   2.31  $  (2.02)
                                                  ========  ========  ========
  Net income (loss)
    Primary.....................................  $    .39  $   2.54  $  (2.18)
                                                  ========  ========  ========
    Fully diluted...............................  $    .39  $   2.31  $  (2.18)
                                                  ========  ========  ========

                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                           PREFERRED
                             STOCK      COMMON STOCK                        TREASURY STOCK
                          ------------  -------------                       ----------------
                          NUMBER        NUMBER        ADDITIONAL RETAINED   NUMBER                TOTAL
                            OF    PAR     OF    PAR    PAID-IN   EARNINGS     OF              STOCKHOLDERS'
                          SHARES VALUE  SHARES VALUE   CAPITAL   (DEFICIT)  SHARES    COST       EQUITY
                          ------ -----  ------ ------ ---------- ---------  ------  --------  -------------
Balance at September 30,
 1992...................    200  $ 20   18,637 $1,864  $149,418  $(13,677)   1,884  $(20,060)   $117,565
 Net loss...............                                          (37,102)                       (37,102)
 Preferred stock
  dividends.............                                           (1,004)                        (1,004)
 Issuance of common
  stock pursuant to
  stock option, warrant
  and employee benefit
  plans.................                   644     64     6,426                                    6,490
 Issuance of common
  stock pursuant to
  conversion of 8%
  debentures (Note 10)..                   636     64    13,675                                   13,739
 Issuance of common
  stock to retirement
  plan (Note 16)........                                    290                (44)      464         754
 Other..................                                     16    (2,799)      (3)       38      (2,745)
                           ----  ----   ------ ------  --------  --------   ------  --------    --------
Balance at September 30,
 1993...................    200    20   19,917  1,992   169,825   (54,582)   1,837   (19,558)     97,697
 Net income.............                                           58,339                         58,339
 Preferred stock
  dividends.............                                             (196)                          (196)
 Issuance of common
  stock pursuant to
  stock options and
  warrants..............                 2,461    246    21,660                                   21,906
 Issuance of common
  stock to retirement
  plan (Note 16)........                                    544                (41)      434         978
 Other..................                                     35    (2,989)      (3)       34      (2,920)
                           ----  ----   ------ ------  --------  --------   ------  --------    --------
Balance at September 30,
 1994...................    200    20   22,378  2,238   192,064       572    1,793   (19,090)    175,804
 Net income.............                                            9,274                          9,274
 Preferred stock
  dividends.............                                             (145)                          (145)
 Issuance of common
  stock and treasury
  stock for acquisition
  net of issuance
  costs.................                   720     72    55,515             (1,701)   18,111      73,698
 Issuance of common
  stock pursuant to
  stock options and
  warrants including tax
  benefit of $25,251
  (Note 15).............                 3,431    343    88,505                                   88,848
 Issuance of common
  stock to retirement
  plan (Note 16)........                                    607                (28)      304         911
 Other..................   (200)  (20)                       61      (186)      (8)       93         (52)
                           ----  ----   ------ ------  --------  --------   ------  --------    --------
Balance at September 30,
 1995...................         $      26,529 $2,653  $336,752  $  9,515       56  $   (582)   $348,338
                           ====  ====   ====== ======  ========  ========   ======  ========    ========



                            See accompanying notes.

                            STERLING SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                    1995      1994      1993
                                                  --------  --------  ---------
Operating activities:
 Income (loss) before extraordinary item and
  cumulative effect of a change in accounting
  principle.....................................  $  9,274  $ 58,339  $ (32,847)
 Adjustments to reconcile income (loss) before
  extraordinary item and cumulative effect of a
  change in accounting principle to net cash
  provided by operating activities:
   Depreciation and amortization................    45,433    34,302     32,204
   Provision for losses on accounts receivable..     3,885     5,442      6,200
   Provision (benefit) for deferred income
    taxes.......................................    15,661    17,493    (15,514)
   Purchased research and development...........    62,000
   Write-down of property and equipment and
    other assets................................     2,479                7,886
   Write-down of purchased and capitalized
    computer software costs.....................     6,446               13,462
   Changes in operating assets and liabilities,
    net of effects of business acquisitions:
    Increase in accounts and notes receivable...   (57,143)  (34,279)   (13,204)
    Increase in prepaid expenses and other
     assets.....................................    (5,962)   (3,143)    (5,080)
    Increase (decrease) in accounts payable,
     accrued liabilities and income taxes
     payable....................................       302    (1,157)    34,846
    Increase in deferred revenue................    16,765    11,841      2,006
    Other.......................................    (1,715)     (142)        99
                                                  --------  --------  ---------
    Net cash provided by operating activities...    97,425    88,696     30,058
Investing activities:
 Purchases of property and equipment............   (38,100)  (16,444)   (13,103)
 Purchases and capitalized cost of development
  of computer software..........................   (22,531)  (21,392)   (24,685)
 Business acquisitions net of cash acquired.....   (17,913)     (425)      (700)
 Purchases of investments.......................  (143,827)  (95,940)   (70,017)
 Proceeds from sales of investments.............   129,749   102,518     15,139
 Other..........................................       104     2,235      2,925
                                                  --------  --------  ---------
    Net cash used in investing activities.......   (92,518)  (29,448)   (90,441)
Financing activities:
 Preferred stock dividends......................      (145)     (196)    (2,374)
 Retirement and redemption of debt and capital
  lease obligations.............................   (73,128)  (24,535)   (81,752)
 Proceeds from issuance of debt, net of issuance
  costs.........................................    68,832    26,172    122,930
 Acquisition of KnowledgeWare, Inc. loan from
  IBM Credit Corporation and advances to
  KnowledgeWare, Inc. (Note 2)..................    (4,435)  (18,133)
 Proceeds from sales of installment and lease
  contracts receivable..........................    17,078    10,061      2,985
 Proceeds from issuance of common stock pursuant
  to the exercise of stock options and
  warrants......................................    63,597    21,906      6,490
 Other..........................................       579    (3,264)     1,170
                                                  --------  --------  ---------
    Net cash provided by financing activities...    72,378    12,011     49,449
Effect of foreign currency exchange rate changes
 on cash........................................       127       435       (907)
                                                  --------  --------  ---------
Increase (decrease) in cash and equivalents.....    77,412    71,694    (11,841)
Cash and cash equivalents at beginning of year..   101,893    30,199     42,040
                                                  --------  --------  ---------
Cash and cash equivalents at end of year........  $179,305  $101,893  $  30,199
                                                  ========  ========  =========
Supplemental cash flow information:
 Interest paid..................................  $  8,011  $  7,339  $   8,132
                                                  ========  ========  =========
 Income taxes paid..............................  $ 11,668  $  4,259  $   3,023
                                                  ========  ========  =========
 Income tax refunds.............................  $  1,425  $  1,285  $     547
                                                  ========  ========  =========


                            See accompanying notes.

                            STERLING SOFTWARE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1995, 1994 AND 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The consolidated financial statements include the accounts of Sterling Software, Inc. and its wholly owned subsidiaries ("Sterling" or the "Company") (See Note 2) after elimination of all significant intercompany balances and transactions. Certain amounts for periods ended prior to September 30, 1995, have been reclassified to conform to the current year presentation. The financial statements have been prepared in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies at September 30, 1995 and 1994 and the results of operations for the years ended September 30, 1995, 1994 and 1993. While management has based their assumptions and estimates on the facts and circumstances known at September 30, 1995, final amounts may differ from such estimates.

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

 Software Development Costs

  The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Unamortized software development costs of $56,117,000 and $56,713,000 are included in "Computer software, net" at September 30, 1995 and 1994, respectively.

 Depreciation and Amortization

  Property and equipment are recorded at cost and depreciated using the straight-line method over average useful lives of three to twenty years. Computer software costs are amortized on a product-by-product basis using the greater of the amount computed by taking the ratio of current year net revenue to estimated future net revenue or the amount computed by the straight-line method over periods ranging from three to seven years. Excess costs over the net assets of businesses acquired are amortized on a straight-line basis over periods of seven to forty years. Other intangible assets are amortized on a straight-line basis over periods of three to ten years.

  Depreciation and amortization consists of the following for the years ended September 30, 1995, 1994 and 1993 (in thousands):

                                                        1995    1994    1993
                                                       ------- ------- -------
   Property and equipment............................. $17,006 $10,850 $ 8,080
   Purchased computer software........................   5,608   2,579   8,140
   Capitalized computer software development costs....  16,277  17,365  12,227
   Excess costs over net assets of businesses
    acquired..........................................   5,320   2,531   2,844
   Intangible assets..................................   1,222     977     913
                                                       ------- ------- -------
                                                       $45,433 $34,302 $32,204
                                                       ======= ======= =======

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

  Fully diluted earnings per common share computations assume, in addition, the conversion of the Company's 5 3/4% Convertible Subordinated Debentures ("5 3/4% Debentures") in 1995 and 1994 computations, the Company's 8% Convertible Senior Subordinated Debentures ("8% Debentures") and 5 3/4% Debentures in 1993 computations, if such conversions have a dilutive effect. Upon assumed conversion of the convertible debentures, income applicable to common stockholders is adjusted to reflect the elimination of after tax interest expense related to such debentures. For purposes of this computation, income applicable to common stockholders is also adjusted to reflect use of net cash proceeds on the assumed exercise of stock options and warrants to purchase outstanding long-term debt or government securities, if such stock options and warrants have a dilutive effect.

  For the year ended September 30, 1995 and 1993, neither the common share equivalents nor the assumed conversion of the debentures had a dilutive effect on the loss per share calculations. Accordingly, the net income (loss) per common share calculations for such periods is based on the weighted average number of common shares outstanding during the year. The number of shares used in the computations of net income (loss) per common share for the year ended September 30, 1995 was 23,649,000 and 1993 was 17,507,000. The number of shares used in the computations of primary and fully diluted income per common share for the year ended September 30, 1994, were 22,923,000 and 26,979,000, respectively.

 Foreign Currency Translation

  The assets and liabilities of consolidated wholly owned non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the respective balance sheet dates. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the period the transactions occur. Unrealized translation gains and losses are included as an adjustment to retained earnings.

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

  All marketable securities and long-term investments are classified as available-for-sale securities. Unrealized holding gains and losses on securities available-for-sale are recorded as a component of stockholders' equity, net of any related tax effect. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in values judged to be other-than-temporary on available-for-sale securities are included in investment income.

 Other Assets

  Included in "other assets" in the consolidated balance sheet are noncurrent marketable securities (see Note 7) debt issuance costs related to the issuance of the 5 3/4% debentures (see Note 10), long-term deposits, certain intangibles and other noncurrent assets.

2. BUSINESS COMBINATIONS

  On November 30, 1994, Sterling Software, Inc. acquired KnowledgeWare, Inc. ("KnowledgeWare"), a Georgia corporation based in Atlanta, Georgia which was a leading provider of applications development software and services, for approximately $106 million, in a stock-for-stock acquisition (the "Merger"). In connection with the Merger, the Company issued approximately 2,421,000 shares of the Company's $0.10 par value Common Stock (the "Common Stock") valued at approximately $74,443,000 and reserved approximately 340,000 shares of Common Stock for issuance upon exercise of KnowledgeWare's options and warrants. In addition, the Company incurred cash costs directly related to the Merger of approximately $31,672,000. The Merger, which was accounted for as a purchase, was completed pursuant to the terms of an Amended and Restated Agreement and Plan of Merger dated as of August 31, 1994, as amended (the "Merger Agreement"), among the Company, SSI Corporation, a Georgia corporation and a wholly owned subsidiary of the Company ("Merger Sub"), and KnowledgeWare. Of the 2,421,000 shares of Common Stock issued, approximately 484,800 shares were placed in escrow (the "Escrowed Shares") to cover certain losses that may result in connection with any pending or threatened litigation, action, claim, proceeding, dispute or investigation ("Actions") (including amounts paid in settlement) to which the Company is entitled to indemnification pursuant to the terms of the Merger Agreement. Approximately 207,000 of the Escrowed Shares remain to cover potential losses associated with remaining Actions. See Note 4.

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

  The operating results of KnowledgeWare are included in the Company's results of operations from the date of the Merger. In addition, the results of operations for the first quarter of 1995 include $62,000,000 of purchased research and development costs, which is the portion of the purchase price attributed to in-process research and development, and which is charged to expense in accordance with purchase accounting guidelines. The $62,000,000 charge has no related tax benefit. The results of operations also include a charge for restructure costs of $19,512,000 to integrate KnowledgeWare's business into the Company's operations. See Note 3.

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

                                                                (UNAUDITED)
                                                               SEPTEMBER 30
                                                             -----------------
                                                               1995     1994
      (Dollars in thousands, except per share data)          -------- --------
      Revenue............................................... $596,502 $594,451
                                                             ======== ========
      Income before other income (expense) and income
       taxes................................................  116,435   60,535
                                                             ======== ========
      Income applicable to common stockholders..............   69,558   23,440
                                                             ======== ========
      Net income per common share........................... $   2.34 $    .94
                                                             ======== ========

  The unaudited supplemental information presented above does not include a $62,000,000 charge for purchased research and development costs and a $19,512,000 restructuring charge directly related to the acquisition.

  In August 1994, the Company acquired all of the outstanding common stock of American Business Computer Company ("ABC"), a Michigan corporation based near Detroit, Michigan, which developed, marketed and supported UNIX-based electronic data interchange products, including products that provide sophisticated electronic commerce gateway functionality, in a stock-for-stock acquisition (the "ABC Merger") accounted for as a pooling of interests. The Company issued approximately 306,500 shares of the Company's $0.10 par value Common Stock (the "Common Stock") as a result of the transaction. The Company's financial statements for periods prior to the ABC Merger represent the combined financial statements of the previously separate entities adjusted to conform ABC's fiscal years and accounting policies to those used by the Company.

  In July 1993, the Company acquired all of the outstanding common stock and preferred stock of Systems Center, Inc. ("Systems Center"), a recognized leader in data communications and systems management software for approximately $156 million in a stock-for-stock acquisition (the "SCI Merger") accounted for as a pooling of interests and, accordingly, the combination of the equity interests was given retroactive effect. The Company's financial statements for periods prior to the SCI Merger represent the combined financial statements of the previously separate entities adjusted to conform Systems Center's fiscal years and accounting policies to those used by the Company.

3. RESTRUCTURING CHARGES

  The Company recorded restructuring charges of approximately $19,512,000 and $91,260,000 during 1995 and 1993, respectively.

  The components of the Company's restructuring charge related to the combining of KnowledgeWare and the Company ("KnowledgeWare restructuring") are the following:

      Employee termination costs.................................. $ 7,668,000
      Write-offs of software products which will not be actively
       marketed...................................................   6,446,000
      Elimination of duplicate facilities and equipment...........   2,073,000
      Out of pocket costs related to the reorganization...........   1,911,000
      Other.......................................................   1,414,000
                                                                   -----------
                                                                   $19,512,000
                                                                   ===========

  As a result of the KnowledgeWare restructuring, future operating results are expected to benefit from the reduction in workforce and elimination of duplicate facilities. Estimated annual cost reductions of approximately $12,000,000 in salaries and benefits from the reduction in workforce and estimated total future cost reductions of approximately $8,200,000 in depreciation, amortization and rent expense are anticipated from the write-offs of software products which will not be actively marketed by the Company and the elimination of duplicate facilities and equipment. Of the total restructuring charge of $19,512,000, approximately $8,377,000 is a non-cash charge and the remaining $11,135,000 requires cash outlays, of which approximately $10,941,000 was expended in 1995. Future cash expenditures related to the KnowledgeWare restructuring are anticipated to be made from cash generated from operations. The Company does not expect to incur significant costs related to the KnowledgeWare restructuring in excess of the amount charged to operations in 1995. Approximately $7,000,000 of the restructuring charge has not been tax benefited.

  The 1993 restructuring charges reflect the cost of combination of the Company and Systems Center, including transaction costs and charges relating to the elimination of duplicate facilities and equipment, severance costs and the write-off of costs related to certain software products not actively marketed by the Company. Of the total restructuring charge of $91,260,000, approximately $21,348,000 was non-cash and the remaining $69,912,000 required cash outlays. Cash of approximately $30,700,000 was expended prior to September 30, 1993, approximately $26,600,000 was expended in 1994 and $5,747,000 was expended in 1995. Future cash expenditures related to the restructuring, the majority of which relate to the elimination of duplicate facilities, are accrued and are anticipated to be made from cash generated from operations. See Note 11.

4. LEGAL PROCEEDINGS AND CLAIMS

  The Company is subject to certain legal proceedings and claims that arise in the ordinary conduct of its business. In the opinion of management, the amount of ultimate liability with respect to these actions, net of applicable reserves will not materially affect the financial condition or results of operations of the Company.

  In addition, KnowledgeWare, which was acquired on November 30, 1994, is subject to certain legal proceedings and claims, involving, among other claims, allegations of federal and state securities fraud, breach of contract, breach of fiduciary duty by former officers and directors of KnowledgeWare, common law fraud, RICO violations under Federal and State law and, in certain cases, trebled and punitive damages. The Company believes those claims are subject to the indemnification arrangements described in Note 2, above. Two of the proceedings have been settled, subject to court approval and other customary conditions, for cash to be paid by KnowledgeWare's insurance carrier and for the proceeds from the sale of approximately 278,000 of the 484,800 shares held in the escrow described in Note 2, above. In addition, the Securities and Exchange Commission has entered an Order directing Private Investigation and Directing Officers to take Testimony related to trading in KnowledgeWare securities from July 1, 1992 through the time of the stock-for-stock acquisition by which the Company acquired KnowledgeWare, KnowledgeWare's compliance with filing and reporting procedures and/or accuracy of its public disclosures, and KnowledgeWare's recordkeeping and accounting controls.

  Assuming the consummation of the pending settlements referred to above on the terms described, the Company's management believes that, after giving effect to the value of the remaining Escrowed Shares and applicable reserves, the ultimate resolution of such actions will not materially affect the financial condition or results of operations of the Company.

5. SEGMENT INFORMATION

  The Company acquires, develops, markets and supports a broad range of computer software products and services in four major markets classified as Systems Management, Electronic Commerce, Applications Management and Federal Systems. Each major market is represented through independently operated business groups. The Systems Management Group provides enterprise-wide systems management software for large computing environments. The Electronic Commerce Group provides software and services to facilitate electronic commerce, defined by the Company as the worldwide electronic interchange of business information, including electronic data interchange software and services, data communications software and electronic payments software for financial institutions. The Applications Management Group focuses exclusively on the applications management market. The group provides products for developing new applications and revitalizing existing applications and consulting services to ensure that customers are successful using the applications management products. The Federal Systems Group provides highly technical services to the federal government under several multi-year contracts primarily in support of National Aeronautics and Space Administration aerospace research projects and secure communications systems for the Department of Defense. In addition, the Federal Systems Group sells the Company's electronic commerce products to the federal government under a newly formed Federal Electronic Commerce Division. The fifth business group, International, is responsible for sales and first level support of the Company's products outside of the United States and Canada. International Group operating results are included, as applicable, in the Company's Systems Management, Electronic Commerce and Applications Management segments in the business segment tables contained herein. International Group revenue of $158,374,000, $103,824,000 and $96,292,000 and operating profit (loss) of $26,355,000, $14,325,000 and $(1,203,000) for 1995,
1994 and 1993, respectively, have been allocated to the business segments.

  Financial information concerning the Company's operations, by business segment, for the years ended September 30, 1995, 1994 and 1993, restated to conform to the current year presentation, is summarized as follows (in thousands):

   INDUSTRY SEGMENTS                               1995      1994      1993
   -----------------                             --------  --------  --------
   Revenue:
    Electronic Commerce......................... $217,804  $166,207  $122,568
    Systems Management..........................  154,657   141,653   136,250
    Federal Systems.............................  101,702   106,973   100,796
    Applications Management.....................  107,209    49,934    47,841
    Corporate and other.........................    6,795     8,626     8,659
                                                 --------  --------  --------
     Consolidated totals........................ $588,167  $473,393  $416,114
                                                 ========  ========  ========
   Operating Profit (Loss):
    Electronic Commerce......................... $ 71,038  $ 49,003  $ 24,749
    Systems Management..........................   55,471    49,015    28,100
    Federal Systems.............................    6,648     7,260     6,295
    Applications Management.....................   21,320    11,314     9,981
    Restructuring charge........................  (19,512)            (91,260)
    Purchased research and development..........  (62,000)
    Corporate and other.........................  (22,127)  (21,058)  (22,693)
                                                 --------  --------  --------
     Consolidated totals........................ $ 50,838  $ 95,534  $(44,828)
                                                 ========  ========  ========
   Identifiable Assets:
    Electronic Commerce......................... $142,426  $109,986  $ 87,493
    Systems Management..........................  115,729    95,318    88,970
    Federal Systems.............................   57,354    56,476    54,835
    Applications Management.....................  125,410    35,153    33,848
    Corporate and other.........................  273,261   191,840   137,120
                                                 --------  --------  --------
     Consolidated totals........................ $714,180  $488,773  $402,266
                                                 ========  ========  ========
   Capital Expenditures (including additions to
    computer software):
    Electronic Commerce......................... $ 26,172  $ 20,469  $ 16,483
    Systems Management..........................   11,808    10,699    14,158
    Federal Systems.............................    1,518     1,225     1,483
    Applications Management.....................    7,753     4,156     3,550
    Corporate and other.........................   13,380     1,287     2,114
                                                 --------  --------  --------
     Consolidated totals........................ $ 60,631  $ 37,836  $ 37,788
                                                 ========  ========  ========
   Depreciation and Amortization:
    Electronic Commerce......................... $ 18,140  $ 14,757  $ 10,426
    Systems Management..........................   10,612     9,456    12,277
    Federal Systems.............................    2,196     2,099     2,132
    Applications Management.....................   11,390     5,082     4,992
    Corporate and other.........................    3,095     2,908     2,377
                                                 --------  --------  --------
     Consolidated totals........................ $ 45,433  $ 34,302  $ 32,204
                                                 ========  ========  ========
   Revenue from the U.S. Government:
    Electronic Commerce......................... $  5,404  $  3,739  $  1,395
    Systems Management..........................    3,250     2,460     2,498
    Federal Systems.............................   97,650   103,580    99,903
    Applications Management.....................    2,930       576       478
                                                 --------  --------  --------
     Consolidated totals........................ $109,234  $110,355  $104,274
                                                 ========  ========  ========

  The amounts presented for "Corporate and other" include corporate expense, intersegment eliminations, cash balances, marketable securities, long-term investments, deferred income tax benefits, other assets and the results of operations and assets of the Company's retail software division.

6. OPERATIONS BY GEOGRAPHIC AREA

  The Company's operations in the United States and international markets at September 30, 1995, 1994 and 1993 and for the years then ended are summarized as follows (in thousands):

   GEOGRAPHICAL SEGMENT INFORMATION                 1995      1994      1993
   --------------------------------               --------  --------  --------
   Revenue:
    United States................................ $416,677  $350,587  $304,998
    Europe.......................................  114,982    77,574    76,864
    Canada and Latin America.....................   18,834    18,772    15,582
    Pacific......................................   37,674    26,460    18,670
                                                  --------  --------  --------
                                                  $588,167  $473,393  $416,114
                                                  ========  ========  ========
   Operating Profit (Loss):
    United States................................ $124,807  $ 97,734  $ 62,747
    Europe.......................................   17,683    11,022     2,077
    Canada and Latin America.....................    5,977     4,823     2,922
    Pacific......................................    6,010     3,013     1,379
    Restructuring charges........................  (19,512)            (91,260)
    Purchased research and development...........  (62,000)
    Corporate and other..........................  (22,127)  (21,058)  (22,693)
                                                  --------  --------  --------
                                                  $ 50,838  $ 95,534  $(44,828)
                                                  ========  ========  ========
   Identifiable Assets:
    United States................................ $322,678  $221,167  $205,639
    Europe.......................................   93,244    52,751    47,350
    Canada and Latin America.....................    8,125     9,184     4,113
    Pacific......................................   18,206    13,831     8,044
    Corporate and other..........................  271,927   191,840   137,120
                                                  --------  --------  --------
                                                  $714,180  $488,773  $402,266
                                                  ========  ========  ========

7. MARKETABLE SECURITIES AND OTHER LONG-TERM INVESTMENTS

  At September 30, 1995 and 1994, all of the Company's marketable securities and other long-term investments are classified as available-for-sale and consist of the following (in thousands):

                                                                      GROSS
                                                                   UNREALIZED
                                                       AMORTIZED ---------------
                                            AGGREGATE    COST    HOLDING HOLDING
                                            FAIR VALUE   BASIS    GAINS  LOSSES
                                            ---------- --------- ------- -------
   September 30, 1995
   Current:
    Commercial paper.......................  $ 3,978    $ 3,978
    U.S. corporate notes...................   46,746     46,741    $42   $   37
    U.S. government obligations............    1,195      1,203               8
    Municipal obligations..................    7,500      7,500
    Other..................................    1,922      1,922
                                             -------    -------    ---   ------
                                             $61,341    $61,344    $42   $   45
                                             =======    =======    ===   ======
   Noncurrent..............................  $ 1,000    $ 1,000
                                             =======    =======
   September 30, 1994
   Current:
    Commercial paper.......................  $15,761    $15,761
    U.S. corporate notes...................   23,122     23,377          $  255
    U.S. government obligations............    1,679      1,718              39
    Other..................................    1,285      1,285
                                             -------    -------          ------
                                             $41,847    $42,141          $  294
                                             =======    =======          ======
   Noncurrent..............................  $ 4,743    $ 5,938          $1,195
                                             =======    =======          ======

  At September 30, 1995, scheduled maturities of investments in debt securities are: $21,717,000 within one year and $22,737,000 between one and five years.

8. ACCOUNTS AND NOTES RECEIVABLE

  Accounts and notes receivable consist of the following at September 30 (in thousands):

                                                                1995     1994
                                                              -------- --------
   Trade..................................................... $159,110 $109,821
   Unbilled..................................................   33,800   31,604
   Other.....................................................               103
                                                              -------- --------
                                                               192,910  141,528
   Less: Allowance for doubtful accounts.....................    9,176    9,362
                                                              -------- --------
                                                              $183,734 $132,166
                                                              ======== ========

  At September 30, 1995 and 1994, accounts receivable include $34,310,000 and $30,728,000, respectively, due under contracts with the federal government and related agencies. The remainder of the Company's receivables are due principally from corporations in diverse industries located in North America and Europe.

9. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at September 30 (in thousands):

                                                                 1995    1994
                                                                ------- -------
   Computer and peripheral equipment........................... $76,478 $52,579
   Furniture, fixtures and other equipment.....................  40,530  22,325
   Building and improvements...................................  11,120   9,036
                                                                ------- -------
                                                                128,128  83,940
   Less accumulated depreciation...............................  59,716  47,241
                                                                ------- -------
                                                                $68,412 $36,699
                                                                ======= =======

10. LONG-TERM DEBT

  Long-term debt consists of the following at September 30 (in thousands):

                                                                1995     1994
                                                              -------- --------
   5 3/4% Debentures......................................... $114,987 $115,000
   Capital leases and other debt.............................    7,552    8,189
                                                              -------- --------
                                                               122,539  123,189
   Less amounts due within one year..........................    5,871    7,257
                                                              -------- --------
                                                              $116,668 $115,932
                                                              ======== ========

  The 5 3/4% Debentures are unsecured general obligations of the Company and mature on February 1, 2003. Interest is payable semi-annually. The 5 3/4% Debentures are convertible into Common Stock at a conversion price of $28.35. The 5 3/4% Debentures are redeemable at a premium after February 12, 1996, at the option of the Company, in whole or in part. Upon a Change of Control (as defined), holders of the 5 3/4% Debentures will have the right, subject to certain restrictions and conditions, to require the Company to purchase all or in part any of the 5 3/4% Debentures at the principal amount, plus accrued interest. The 5 3/4% Debentures are subordinated to all existing and future Senior Indebtedness (as defined) of the Company. Based on quoted market prices, the aggregate fair value of the 5 3/4% Debentures was approximately $181,679,000 at September 30, 1995.

  In February 1993, the Company called for redemption of its 8% Debentures at a price equal to 103.2% of the principal amount. At that time, holders of the 8% Debentures had the option to convert their holdings into shares of Common Stock or redeem the debentures for cash. Holders of $13,739,000 principal amount of 8% Debentures elected to convert their 8% Debentures into 636,054 shares of Common Stock. The remaining $38,894,000 principal amount of 8% Debentures was redeemed on March 4, 1993, for $40,165,000, including interest of $26,000. The redemption of the 8% Debentures resulted in an extraordinary loss of $1,481,000, net of applicable income tax benefit of $987,000.

  On August 24, 1995, the Company entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement ("Loan Agreement") with a borrowing capacity of $35,000,000. The Loan Agreement is unsecured and contains various restrictions on the Company, including limitations on additional borrowings, repurchase of subordinated debt, payment of dividends, acquisitions and capital expenditures. The Loan Agreement also requires that certain financial ratios be maintained. Borrowings under the Loan Agreement bear interest at the higher of the bank's prime rate or the Federal Funds Effective Rate plus one-half percent ( 1/2%). Borrowings, if any, outstanding on August 24, 1998 will convert to four payments in equal installments due at the end of each subsequent quarter. There were no amounts borrowed during 1995 and 1994 or outstanding under the Loan Agreement at September 30, 1995. At September 30, 1995, after the utilization of approximately $3,524,000 for standby letters of credit, approximately $31,476,000 was available for borrowing on the Loan Agreement.

  Certain of the Company's foreign subsidiaries have $24,328,000 available under separate lines of credit for foreign exchange exposure management and working capital requirements. These lines of credit are guaranteed by the U.S. parent company. At September 30, 1995, $4,170,000 was outstanding pursuant to foreign lines of credit.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  Accounts payable and accrued liabilities consist of the following at September 30 (in thousands):

                                                                 1995    1994
                                                               -------- -------
   Trade accounts payable..................................... $ 29,245 $15,810
   Accrued compensation.......................................   41,499  34,450
   Accrued restructuring and acquisition costs................   18,624  11,670
   Other accrued liabilities..................................   25,023  14,289
                                                               -------- -------
                                                               $114,391 $76,219
                                                               ======== =======

  Accrued restructuring and acquisition costs included in accounts payable and accrued liabilities are due to the Company's restructurings as a result of the acquisitions of Systems Center and KnowledgeWare (see Notes 2 and 3) and are primarily for the remaining commitments pursuant to operating leases of duplicate facilities.

12. INCOME TAXES

  The provision (benefit) for income taxes on income (loss) before extraordinary item and cumulative effect of a change in accounting principle is composed of the following (in thousands):

                                                       YEARS ENDED SEPTEMBER 30
                                                       ------------------------
                                                        1995    1994     1993
                                                       ------- ------- --------
   Current:
    Federal........................................... $25,522 $12,955
    State.............................................   1,737   1,229 $    156
    Foreign...........................................     700   2,585      375
   Deferred:
    Federal...........................................  13,057  13,228   (8,436)
    State.............................................   2,604   2,086     (480)
    Foreign...........................................           2,179   (6,598)
                                                       ------- ------- --------
                                                       $43,620 $34,262 $(14,983)
                                                       ======= ======= ========

  The effective income tax (benefit) rate on income (loss) before extraordinary item and cumulative effect of a change in accounting principle differed from the federal income tax statutory rate for the following reasons (in thousands):

                                                    YEARS ENDED SEPTEMBER 30
                                                    --------------------------
                                                     1995     1994      1993
                                                    -------  -------  --------
   Tax expense (benefit) at U.S. federal statutory
    rate..........................................  $18,513  $32,410  $(16,621)
   Increases (reductions) in tax expense (benefit)
    resulting from:
    Purchased research and development for which
     no federal income tax benefit recognized.....   21,700
    Net operating loss for which no federal income
     tax benefit recognized.......................                       2,228
    Recognition of previously unrecognized
     deferred income tax asset....................   (1,197)    (728)
    Amortization of excess cost over net assets...    1,761      885       425
    Foreign sales corporation.....................   (2,163)
    Effect of increase in U.S. federal statutory
     rate.........................................                        (547)
    State income taxes, net of federal benefit....    4,341    2,155      (324)
    Other.........................................      665     (460)     (144)
                                                    -------  -------  --------
                                                    $43,620  $34,262  $(14,983)
                                                    =======  =======  ========

  Income (loss) before extraordinary item and cumulative effect of a change in accounting principle includes foreign pretax earnings (losses) of $(4,300,000), $12,104,000 and $(17,780,000) for the years ended September 30,
1995, 1994 and 1993, respectively.

  The Company's income tax payments have been reduced by approximately $25,251,000 due to income tax deductions associated with the exercise of stock options and warrants. This reduction in tax payments has been credited to paid in capital in 1995.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset as of September 30 are as follows (in thousands):

                                                               1995     1994
                                                              -------  -------
   Deferred income tax assets:
    Net operating loss carryforwards........................  $66,812  $22,758
    Research and development credit carryforwards...........    6,076    2,500
    Foreign tax credit carryforwards........................    8,188    5,247
    Foreign taxes creditable on undistributed foreign source
     income.................................................    5,397    5,397
    Alternative minimum tax credit carryforwards............    1,228    1,425
    Deferred revenue........................................    4,833    5,247
    Accrued postretirement benefits.........................    3,821    2,393
    Reserves and restructuring accruals.....................    5,140   19,024
                                                              -------  -------
     Deferred income tax assets.............................  101,495   63,991
                                                              -------  -------
   Deferred income tax liabilities:
    Capitalized software costs..............................   30,015   20,438
    Depreciation and amortization...........................    3,139    8,541
    Other future income tax liabilities.....................    6,571    4,001
                                                              -------  -------
    Deferred income tax liabilities.........................   39,725   32,980
                                                              -------  -------
    Deferred income tax asset net of deferred income tax
     liability..............................................   61,770   31,011
    Less valuation allowance................................  (41,920) (17,501)
                                                              -------  -------
     Net deferred income tax asset..........................  $19,850  $13,510
                                                              =======  =======

  The valuation allowance relates principally to certain net operating loss and credit carryforwards. Although realization is not assured, management believes that future taxable income based on expected future earnings of the Company will more likely than not utilize a portion of the net operating loss carryforwards, tax credit carryforwards and other future tax deductions in existence at September 30, 1995, equivalent to the net deferred income tax asset. As there can be no assurances on amounts in excess of the net deferred income tax asset, the aforementioned valuation allowance has been recorded and may change as estimates during the carryforward periods change.

  At September 30, 1995, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $125,000,000 and $15,491,000, respectively. These carryforwards will expire at various times between 1996 and 2009, with approximately $120,000,000 of the carryforwards expiring between 2006 and 2009. The usage of substantially all of these carryforwards is restricted to future taxable income of certain of the Company's wholly owned subsidiaries and limited by Section 382 of the Internal Revenue Code which cannot be assured.

13. COMMITMENTS

  The Company leases certain facilities and equipment under operating leases. Total rent expense for the years ended September 30, 1995, 1994 and 1993 was $33,896,000, $27,306,000 and $27,827,000, respectively. At September 30, 1995, minimum future rental payments due under all operating leases, net of future sublease income, are as follows (in thousands):

   1996................................................................ $ 30,293
   1997................................................................   27,494
   1998................................................................   24,717
   1999................................................................   19,874
   2000................................................................   11,652
   Thereafter..........................................................   24,827
                                                                        --------
                                                                        $138,857
                                                                        ========

14. PREFERRED STOCK

  The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.10 per share ("Preferred Stock"), of which 200,000 shares designated as Series B Junior Preferred Stock ("Junior Preferred Stock") were issued and outstanding at September 30, 1994. The 200,000 shares of the Company's Junior Preferred Stock outstanding at September 30, 1994 were exchanged on June 27, 1995 for warrants to purchase 269,380 shares of the Company's Common Stock. The warrants became fully exercisable on September 25, 1995 at an exercise price of $36.50 per share and expire on June 26, 1997, pursuant to their terms. The Board of Directors of the Company is authorized, without action by the stockholders, to issue Preferred Stock and fix for each series the number of shares, designation, dividend rights, voting rights, redemption rights and other rights.

15. STOCK OPTIONS AND WARRANTS

  The Company has thirteen stock option plans that provide for the granting of options to officers, directors, key employees and advisors, including two stock plans assumed by the Company in the KnowledgeWare Merger (the "KnowledgeWare Plans") and six stock plans assumed by the Company in the SCI Merger (the "Systems Center Plans"), under which no further options or other rights may be granted. All options have been granted at or above the fair market value of the stock at the time of the grant.

  Options granted pursuant to the plans (other than options pursuant to the Systems Center and KnowledgeWare Plans) become exercisable generally at a rate of 25% per year and expire within five years from the date of grant. All of the outstanding stock options granted under the Systems Center and KnowledgeWare Plans were fully vested as of September 30, 1995.

  Stock option transactions are summarized below for the three years ended September 30, 1995:

                                                                   AGGREGATE
                                       NUMBER OF      EXERCISE      EXERCISE
                                         SHARES        PRICE         PRICE
                                       ----------  -------------- ------------
Outstanding at September 30, 1992
 (2,078,510 shares exercisable).......  4,645,041  $1.92 - $39.23 $ 74,741,656
 Granted during the year..............  3,093,008   8.00 -  24.00   57,654,288
 Terminated and cancelled during the
  year................................   (109,730)  6.75 -  33.80   (1,583,867)
 Exercised during the year............   (438,993)  1.92 -  22.15   (4,634,580)
                                       ----------                 ------------
Outstanding at September 30, 1993
 (3,797,865 shares exercisable).......  7,189,326   2.10 -  39.23  126,177,497
 Granted during the year..............    520,800  24.00 -  34.50   15,901,475
 Terminated and cancelled during the
  year................................   (117,804)  2.12 -  39.23   (2,110,416)
 Exercised during the year............ (1,131,559)  2.10 -  26.10  (15,034,772)
                                       ----------                 ------------
Outstanding at September 30, 1994
 (3,893,745 shares exercisable).......  6,460,763   2.12 -  36.92  124,933,784
 Options associated with KWI
  acquisition.........................    166,173  13.80 - 149.73    8,314,254
 Granted during the year..............  4,886,547  29.00 -  45.88  161,278,929
 Terminated and cancelled during the
  year................................   (184,972)  7.63 - 101.34   (5,601,581)
 Exercised during the year............ (3,242,780)  2.12 -  36.92  (59,610,840)
                                       ----------                 ------------
Outstanding at September 30, 1995
 (3,781,222 shares exercisable).......  8,085,731                 $229,314,546
                                       ==========                 ============

  At September 30, 1995 and 1994, a maximum of 1,293,704 and 3,096,711 shares, respectively, were reserved for future grants of options under the plans. Subsequent to September 30, 1995, 967,775 additional shares were granted under the Company's stock option plans. The tax benefit associated with the exercise of options and warrants is credited to paid in capital. This tax benefit recognized in 1995 was $25,251,000.

  The following table summarizes the number of warrants exercised during 1995 and information with respect to warrants outstanding at September 30, 1995:

                                                 WARRANTS EXERCISED  WARRANTS OUTSTANDING
                                                 ------------------- --------------------
                                                  NUMBER  AGGREGATE   NUMBER   AGGREGATE
                           EXPIRATION   EXERCISE    OF     EXERCISE     OF     EXERCISE
                              DATE       PRICE   WARRANTS   PRICE    WARRANTS    PRICE
                          ------------- -------- -------- ---------- -------- -----------
Series G Warrants.......  March 5, 1995 $  8.50   13,337  $  113,364
Systems Center
 Warrants...............  June 25, 1996 $ 22.16  175,963   3,899,340  40,717  $   902,289
KnowledgeWare Warrants..  June 9, 1997  $105.87                       82,650    8,750,155
1995 Warrants...........  June 26, 1997 $ 36.50                      269,380    9,832,370
                                                 -------  ---------- -------  -----------
                                                 189,300  $4,012,704 392,747  $19,484,814
                                                 =======  ========== =======  ===========

  During 1993, 158,465 warrants with an aggregate exercise price of $1,027,903 were exercised for shares of Common Stock.

  All of the outstanding stock options and warrants are subject to anti-dilution adjustments.

16. POSTRETIREMENT BENEFITS

  The Company has a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code for all domestic employees who have completed a specified term of service. Pursuant to this plan, eligible participants may elect to contribute a percentage of their annual gross compensation and the Company will contribute additional amounts, as provided by the plan. Benefits under the plan are limited to the assets of the plan. Company contributions charged to expense during 1995, 1994 and 1993 were $3,404,000, $2,895,000 and $2,517,000, respectively. A portion of the Company contributions are invested in Common Stock of the Company. During 1995, 1994 and 1993, the investment of the Company's contributions included 28,597, 40,700 and 43,600 shares of Common Stock, respectively. Of the 1995 contribution 10,215 shares of Common Stock were transferred to the plan in October 1995.

  Certain of the Company's subsidiaries also provide healthcare benefits to eligible retired employees. These benefits are subject to deductibles, copayment provisions and other limitations including retiree premium contributions. The Company's policy is to fund the cost of the postretirement healthcare coverage in amounts determined at the discretion of management. The Company and its subsidiaries may amend or change the plan periodically, or may terminate the plan.

  A plan amendment was adopted in October 1994 that reduced the number of employees eligible for participation in the postretirement benefit plan and reduced the Company's future costs for certain eligible participants. The impact of the amendment in 1995 is a curtailment gain of approximately $1,400,000.

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

  The following table sets forth the computation of accrued postretirement healthcare benefit costs at September 30 (in thousands):

                                                                  1995   1994
                                                                 ------ ------
   Accumulated postretirement benefit obligation:
     Retirees................................................... $  947 $  766
     Fully eligible active plan participants....................  1,386    916
     Other active plan participants.............................  1,507  5,208
                                                                 ------ ------
                                                                  3,840  6,890
     Assets at fair market value................................  1,648    786
                                                                 ------ ------
   Projected benefit obligation in excess of assets at fair
    market value................................................  2,192  6,104
   Unrecognized net gain (loss).................................  2,074    364
                                                                 ------ ------
   Accrued postretirement benefit cost.......................... $4,266 $6,468
                                                                 ====== ======

  The following table presents net periodic postretirement healthcare benefit costs for the years ended September 30, 1995, 1994 and 1993 (in thousands):

                                                               YEARS ENDED
                                                               SEPTEMBER 30
                                                            --------------------
                                                            1995   1994    1993
                                                            ----  ------  ------
   Service cost............................................ $142  $  857  $  838
   Interest cost...........................................  302     459     389
   Actual asset return.....................................  (90)     (8)
   Net amortization and deferral........................... (236)     59
                                                            ----  ------  ------
     Net periodic postretirement benefit cost.............. $118  $1,367  $1,227
                                                            ====  ======  ======

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at September 30, 1995. The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (healthcare cost trend rate) is 10% for 1995 and is assumed to decrease gradually to 5% after 10 years and remain at that level thereafter. At September 30, 1994, the weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8%. The weighted average healthcare cost trend rate was 11 1/2% for 1994 and is assumed to decrease gradually to 5% after 13 years and remain at that level thereafter.

  The healthcare cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1995 by $233,700 and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1995 by $18,900.

  The Company does not provide other significant postemployment benefits.

17. CHANGE-IN-CONTROL AND EMPLOYMENT AGREEMENTS

  The Company has change-in-control agreements with seventeen officers that grant the right to receive payments based on the individual's respective salary, bonus and benefits if there has been a change in control (as defined) in the Company and termination of employment has occurred. At September 30, 1995, the maximum liability for salary, bonus and benefits under these agreements would be approximately $35,000,000.

  The Company has entered into employment agreements with fifteen officers of the Company. Five of the agreements provide for severance payments based on the individual officer's salary and bonus and continuation of benefits for a period of one year if the Company terminates the officer's employment. Nine of the agreements provide for severance payments based on the individual officer's salary and bonus and continuation of certain benefits for a period of three years if the Company terminates the officer's employment. The other employment agreement provides for an annual base salary plus agreed-upon bonuses or benefits and converts to a five year consulting agreement upon the occurrence of certain events. The aggregate commitment for future salaries, excluding bonuses, under these employment agreements would be approximately $13,400,000.

18. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

  The Company's consolidated operating results for each quarter of 1995 and 1994 are summarized as follows (in thousands, except per share data):

                                                   THREE MONTHS ENDED
                                          -------------------------------------
                                          DECEMBER                    SEPTEMBER
                                             31     MARCH 31 JUNE 30     30
                                          --------  -------- -------- ---------
Year ended September 30, 1995 (1):
 Revenue................................. $126,418  $138,207 $150,948 $172,594
 Cost of sales...........................   42,510    43,809   48,924   55,320
 Product development and enhancement.....    9,446    11,356   11,661   10,046
 Selling, general and administrative.....   49,015    51,916   56,452   65,362
 Restructuring charges...................   19,512
 Purchased research and development......   62,000
 Income (loss) before other income
  (expense) and income taxes.............  (56,065)   31,126   33,911   41,866
 Income (loss) applicable to common
  stockholders                             (61,704)   20,110   22,240   28,483
 Average common shares outstanding.......   21,476    23,526   24,118   25,469
 Income (loss) per common share:
  Net income (loss):
   Primary............................... $  (2.87) $    .72 $    .79 $   1.00
   Fully diluted.........................    (2.87)      .67      .73      .90

Year ended September 30, 1994 (2):
 Revenue................................. $110,032  $115,466 $116,543 $131,352
 Cost of sales...........................   41,672    44,342   41,542   44,189
 Product development and enhancement.....    7,476     8,178    8,852    8,496
 Selling, general and administrative.....   41,460    41,256   42,390   48,006
 Income before other income (expense) and
  income taxes...........................   19,424    21,690   23,759   30,661
 Income applicable to common
  stockholders...........................   10,774    13,506   14,926   18,937
 Average common shares outstanding.......   18,399    19,857   20,433   20,562
 Income per common share:
  Net income:
   Primary...............................     $.48      $.59     $.65     $.82
   Fully diluted.........................      .44       .54      .59      .74

--------
(1) On November 30, 1994, Sterling acquired KnowledgeWare in a stock-for-stock acquisition accounted for as a purchase. Accordingly, the operating results of KnowledgeWare are included in the Company's results of operations from the date of the acquisition. The results of operations include $62,000,000 of purchased research and development costs, which is the portion of the purchase price attributable to in-process research and development and which was charged to expense in accordance with purchase accounting guidelines. The 1995 results of operations also include a charge for restructure costs of $19,512,000 to integrate KnowledgeWare's business into the Company's operations. The restructure charge includes employee termination costs, costs related to the elimination of duplicate facilities, the write-off of costs related to certain software products which were not actively marketed and other out of pocket costs related to the reorganization. Legal costs and expenses directly related to the acquisition of KnowledgeWare and unrelated to the restructuring of the Company are accounted for as a cost of the acquisition.
(2) In August 1994, Sterling acquired ABC in a stock-for-stock acquisition accounted for as a pooling of interests. Sterling's consolidated financial statements have been retroactively adjusted to include the results of ABC for all periods presented. See Note 2.

  Information concerning the Company's operations by business segment for each quarter of 1995, 1994 and 1993 is summarized as follows (in thousands):

                                               THREE MONTHS ENDED
                                   --------------------------------------------
                                   DECEMBER 31 MARCH 31  JUNE 30   SEPTEMBER 30
                                   ----------- --------  --------  ------------
Year ended September 30, 1995:
 Revenue:
  Electronic Commerce.............  $ 47,905   $ 48,810  $ 55,836    $ 65,253
  Systems Management..............    33,374     37,287    37,821      46,175
  Federal Systems.................    23,665     24,590    25,372      28,075
  Applications Management.........    20,010     25,347    29,548      32,304
  Corporate and other.............     1,464      2,173     2,371         787
                                    --------   --------  --------    --------
   Consolidated totals............  $126,418   $138,207  $150,948    $172,594
                                    ========   ========  ========    ========
 Operating Profit (Loss):
  Electronic Commerce.............  $ 12,752   $ 16,452  $ 18,548    $ 23,286
  Systems Management..............    11,136     13,460    14,154      16,721
  Federal Systems.................     1,526      1,867     1,953       1,302
  Applications Management.........     4,491      5,125     5,284       6,420
  Restructuring charge............   (19,512)
  Purchased research and
   development....................   (62,000)
  Corporate and other.............    (4,458)    (5,778)   (6,028)     (5,863)
                                    --------   --------  --------    --------
   Consolidated totals............  $(56,065)  $ 31,126  $ 33,911    $ 41,866
                                    ========   ========  ========    ========
Year ended September 30, 1994:
 Revenue:
  Electronic Commerce.............  $ 35,866   $ 38,716  $ 42,446    $ 49,179
  Systems Management..............    35,442     34,046    32,539      39,626
  Federal Systems.................    24,718     26,945    27,296      28,014
  Applications Management.........    11,893     11,972    12,212      13,857
  Corporate and other.............     2,113      3,787     2,050         676
                                    --------   --------  --------    --------
   Consolidated totals............  $110,032   $115,466  $116,543    $131,352
                                    ========   ========  ========    ========
 Operating Profit (Loss):
  Electronic Commerce.............  $  6,985   $ 10,894  $ 12,786    $ 18,338
  Systems Management..............    12,936     12,129    10,723      13,227
  Federal Systems.................     1,614      1,694     2,391       1,561
  Applications Management.........     2,604      1,367     3,181       4,162
  Corporate and other.............    (4,715)    (4,394)   (5,322)     (6,627)
                                    --------   --------  --------    --------
   Consolidated totals............  $ 19,424   $ 21,690  $ 23,759    $ 30,661
                                    ========   ========  ========    ========
Year ended September 30, 1993:
 Revenue:
  Electronic Commerce.............  $ 26,826   $ 27,624  $ 33,055    $ 35,063
  Systems Management..............    35,599     32,780    32,892      34,979
  Federal Systems.................    23,747     24,805    25,700      26,544
  Applications Management.........    11,557     11,109    11,694      13,481
  Corporate and other.............     2,334      2,348     2,115       1,862
                                    --------   --------  --------    --------
   Consolidated totals............  $100,063   $ 98,666  $105,456    $111,929
                                    ========   ========  ========    ========
 Operating Profit (Loss):
  Electronic Commerce.............  $  3,326   $  4,240  $  8,149    $  9,034
  Systems Management..............     7,415      7,019     3,974       9,692
  Federal Systems.................     1,580      1,657     1,370       1,688
  Applications Management.........     2,783      2,331     1,999       2,868
  Restructuring charge............                                    (91,260)
  Corporate and other.............    (5,490)    (6,360)   (6,176)     (4,667)
                                    --------   --------  --------    --------
   Consolidated totals............  $  9,614   $  8,887  $  9,316    $(72,645)
                                    ========   ========  ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's 1996 Annual Meeting of Stockholders under the heading "Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Part I of this report, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information concerning executive compensation is set forth in the Proxy Statement under the heading "Management Compensation," which information is incorporated herein by reference. Information contained in the Proxy Statement under the caption "Management Compensation--Report of the Executive and Stock Option Committees of the Board of Directors on Executive Compensation and-- Stock Performance Chart" is not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Principal Stockholders and Management Ownership," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the headings "Management Compensation-- Executive and Stock Option Committee Interlocks and Insider Participation" and "Certain Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this Annual Report on Form 10-K.

  1. Consolidated Financial Statements:

    See Index to Consolidated Financial Statements at Item 8.

  2. Consolidated Financial Statement Schedules:

    Schedule II--Valuation and Qualifying Accounts for the Years Ended September 30, 1995, 1994 and 1993

  3. Exhibits:

      2(a) --Agreement and Plan of Merger dated as of March 31, 1993 among the Company, Systems Center, Inc. and SSI Acquisition Corporation ("SCI
            Agreement and Plan of Merger") (1)
      2(b) --First Amendment to SCI Agreement and Plan of Merger (10)
      2(c) --Amended and Restated Agreement and Plan of Merger dated as of August 31, 1994, among the Company, KnowledgeWare, Inc. and SSI
            Corporation ("KWI Agreement and Plan of Merger") (2)
      2(d) --Agreement dated October 11, 1994 among the Company, KnowledgeWare,
            Inc. and SSI Corporation (2)
      2(e) --First Amendment to KWI Agreement and Plan of Merger (2)
      2(f) --Agreement of Merger dated as of August 1, 1994, among the Registrant, Sterling Acquisition, Inc., American Business Computer
            Company ("ABCC") and the Shareholders of ABCC (3)
      3(a) --Certificate of Incorporation of the Company (4)
      3(b) --Certificate of Amendment of Certificate of Incorporation of the Company (10)

      3(c)  --Certificate of Amendment of Certificate of Incorporation of the
             Company (5)
      3(d)  --Certificate of Amendment of Certificate of Incorporation of the
             Company (6)
      3(e)  --Restated Bylaws of the Company (7)
      4(a)  --Form of Common Stock Certificate (8)
      4(b)  --Indenture dated as of February 2, 1993 between the Company and
             Bank of America Texas, National Association, as Trustee, including the form of 5 3/4% Convertible Subordinated Debenture attached as
             Exhibit A thereto (21)
      4(c)  --Preferred Stock and Warrant Purchase Agreement dated June 25,
             1991 among Systems Center, Inc. and the Investors named therein
             (9)
      4(d)  --Warrant Agreement dated June 9, 1994 between KnowledgeWare, Inc.
             and Trust Company Bank (13)
      4(e)  --Supplemental Warrant Agreement dated as of November 30, 1994 between KnowledgeWare, Inc. and Trust Company Bank (13)
      4(f)  --Form of Common Stock Purchase Warrant dated June 27, 1995 (15)
     10(a)  --Amended and Restated Stock Option Agreement dated as of August
             31, 1994 between the Company and KnowledgeWare, Inc. (2)
     10(b)  --Amended and Restated Stockholder Agreement dated as of August 31,
             1994 between the Company and certain stockholders of
             KnowledgeWare, Inc. (21)
     10(c)  --Registration Rights Agreement dated as of November 30, 1994 among the Company and the Selling Stockholders named therein (21)
     10(d)  --Escrow Agreement dated as of November 30, 1994 among the Company,
             KnowledgeWare, Inc., The First National Bank of Boston, N.A. and
             Stuart Finestone (21)
     10(e)  --Incentive Stock Option Plan of the Company as amended through
             April 26, 1995 (6), (20)
     10(f)  --Non-Statutory Stock Option Plan of the Company as amended through
             June 15, 1995 (15), (20)
     10(g)  --Supplemental Executive Retirement Plan II of Informatics General
             Corporation (10)
     10(h)  --Form of Supplemental Executive Retirement Plan II Agreement (the
             "SERP II Agreement") (10)
     10(i)  --Amendment to SERP II Agreement (10)
     10(j)  --Form of Employment Agreement dated as of October 1, 1986 with
             Jeannette P. Meier, George H. Ellis and Phillip A. Moore (10),
             (20)
     10(k)  --Form of Amendment No. 1 to Employment Agreement dated February
             14, 1989 with Jeannette P. Meier, George H. Ellis and Phillip A.
             Moore (10), (20)
     10(l)  --Employment Agreement dated July 7, 1987 with Sam Wyly (10), (20)
     10(m)  --Employment Agreement dated July 7, 1987 with Charles J. Wyly, Jr.
             (10), (20)
     10(n)  --Employment Agreement dated July 7, 1987 with Sterling L. Williams
             (10), (20)
     10(o)  --Form of Amendment No. 1 to Employment Agreement dated February
             14, 1989 with Charles J. Wyly, Jr. and Sterling L. Williams (10),
             (20)
     10(p)  --Amendment No. 1 to Employment Agreement dated February 14, 1989 with Sam Wyly (10), (20)
     10(q)  --Amendment No. 2 to Employment Agreement dated March 15, 1989 with
             Sam Wyly (10), (20)
     10(r)  --Consultation Agreement dated July 2, 1994 with REC Enterprises,
             Inc. (20), (21)
     10(s)  --Form of Employment Agreement dated October 1, 1989 with Warner C.
             Blow, Werner L. Frank and Geno P. Tolari (10), (20)
     10(t)  --Employment Agreement with Sterling L. Williams (1), (20)
     10(u)  --Form of Employment Agreement dated January 1, 1993 with Jeannette
             P. Meier, George H. Ellis, Phillip A. Moore, Warner C. Blow and
             Geno P. Tolari (1), (20)
     10(v)  --Employment Agreement with Werner L. Frank (17), (20)
     10(w)  --Second Amended and Restated Revolving Credit and Term Loan
             Agreement dated August 24, 1995 by and among the Company and The
             First National Bank of Boston as Agent and the Banks listed on
             Schedule 1.1 thereto (12)
     10(x)  --1995 Executive Compensation Plan for Group Presidents (19), (20)
     10(y)  --1996 Executive Compensation Plan for Group Presidents (20), (21)
     10(z)  --1992 Non-Statutory Stock Option Plan as amended through September
             11, 1995 (16), (20)
     10(aa) --1994 Non-Statutory Stock Option Plan (17), (20)
     10(bb) --Form of Indemnity Agreement between the Company and each of its directors and officers (10), (20)

     10(cc) --Systems Center, Inc. Restated and Amended Restricted Stock Plan
             (11)
     10(dd) --Systems Center, Inc. Amended and Restated Nondiscretionary
             Restricted Stock Plan (11)
     10(ee) --Systems Center, Inc. 1982 Stock Option Plan (11)
     10(ff) --Systems Center, Inc. 1992 Stock Incentive Plan (11)
     10(gg) --Systems Center, Inc. 1983 Stock Plan (11)
     10(hh) --Systems Center, Inc. Share Option Scheme (11)
     10(ii) --Registration Rights Agreement dated as of July 1, 1993 among the
             Company and the Selling Stockholders named therein (14)
     10(jj) --KnowledgeWare, Inc. Incentive Stock Option Plan of 1984 (18)
     10(kk) --KnowledgeWare, Inc. Second Incentive Stock Option Plan of 1984
             (18)
     10(ll) --KnowledgeWare, Inc. 1988 Stock Incentive Plan (18)
     10(mm) --Consultation Agreement dated December 1, 1994 between the Company and Francis A. Tarkenton (19), (20)
     10(nn) --Form of Employment Agreement with Richard Connelly, Albert
             Hoover, James Jenkins, Anne Vahala and Evan Wyly (15), (20)
     10(oo) --Form of Employment Agreement with Richard Connelly, Albert
             Hoover, James Jenkins, Anne Vahala and Evan Wyly (15), (20)
     10(pp) --Form of Employment Agreement dated as of July 7, 1995 with Warner
             C. Blow, George H. Ellis, Werner L. Frank, M. Gene Konopik,
             Jeannette P. Meier, Phillip A. Moore, Clive A. Smith, A. Maria
             Smith, Geno P. Tolari, Sterling L. Williams, Charles J. Wyly, Jr.
             and Sam Wyly (15), (20)
     10(qq) --Exchange Agreement among the Company and the Preferred
             Stockholders named therein (15)
     11     --Computation of Earnings Per Share, Year Ended September 30, 1994
             (21)
     21     --Subsidiaries (21)
     23.1   --Consent of Ernst & Young LLP, Independent Auditors (21)
     27     --Financial Data Schedule (21)

  (b) Reports on Form 8-K.

    The Company filed no reports on Form 8-K during the last quarter of its fiscal year.
--------
 (1) Previously filed as an exhibit to the Company's Registration Statement No. 33-62028 on Form S-4 and incorporated herein by reference.
 (2) Previously filed as an exhibit to the Company's Registration Statement No. 33-56185 on Form S-4 and incorporated herein by reference.
 (3) Previously filed as an exhibit to the Company's Registration Statement No. 33-54961 and incorporated herein by reference.
 (4) Previously filed as an exhibit to the Company's Registration Statement No. 2-82506 on Form S-1 and incorporated herein by reference.
 (5) Previously filed as an exhibit to the Company's Registration Statement No. 33-69926 on Form S-8 and incorporated herein by reference.
 (6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.
 (7) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.
 (8) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 on Form S-1 and incorporated herein by reference.
 (9) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Systems Center, Inc. for the quarter ended June 30, 1991 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Registration Statement No. 33-65402 on Form S-8 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Registration Statement No. 33-62401 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Registration Statement No. 33-56679 on Form S-3 and incorporated herein by reference.

(14) Previously filed as an exhibit to the Company's Registration Statement No. 33-71706 on Form S-3 and incorporated herein by reference.
(15) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.
(16) Previously filed as an exhibit to the Company's Registration Statement No. 33-64073 on Form S-3 and incorporated herein by reference.
(17) Previously filed as an exhibit to the Company's Registration Statement No. 33-53837 on Form S-3 and incorporated herein by reference.
(18) Previously filed as an exhibit to the Company's Registration Statement No. 33-56681 on Form S-8 and incorporated herein by reference.
(19) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference.
(20) Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the form.
(21) Filed herewith.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        Sterling Software, Inc.

                                              /s/  Sterling L. Williams
Date: November 16, 1995                 By ____________________________________
                                                   Sterling L. Williams
                                            President, Chief Executive Officer
                                                       and Director
                                              (Principal Executive Officer)

                                                 /s/  George H. Ellis
Date: November 16, 1995                 By ____________________________________
                                                     George H. Ellis
                                            Executive Vice President, Finance
                                               and Chief Financial Officer
                                           (Principal Financial and Accounting
                                                         Officer)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                                               /s/  Robert J. Donachie
Date: November 16, 1995                 By ____________________________________
                                                    Robert J. Donachie
                                           Chairman of the Audit Committee and
                                                         Director

                                                /s/  Michael C. French
Date: November 16, 1995                 By ____________________________________
                                                    Michael C. French
                                                         Director

                                                /s/  Phillip A. Moore
Date: November 16, 1995                 By ____________________________________
                                                     Phillip A. Moore
                                                Executive Vice President,
                                                 Technology and Director

                                              /s/  Charles J. Wyly, Jr.
Date: November 16, 1995                 By ____________________________________
                                                   Charles J. Wyly, Jr.
                                              Vice Chairman of the Board and
                                                         Director

                                                  /s/  Evan A. Wyly
Date: November 16, 1995                 By ____________________________________
                                                       Evan A. Wyly
                                                         Director

                                                 /s/  Robert E. Cook
Date: November 16, 1995                 By ____________________________________
                                                      Robert E. Cook
                                                         Director

                                              /s/ Donald R. Miller, Jr.
Date: November 16, 1995                 By ____________________________________
                                                  Donald R. Miller, Jr.
                                                         Director

                                               /s/ Francis A. Tarkenton
Date: November 16, 1995                 By ____________________________________
                                                   Francis A. Tarkenton
                                                         Director

                                               /s/ Sterling L. Williams
Date: November 16, 1995                 By ____________________________________
                                                   Sterling L. Williams
                                            President, Chief Executive Officer
                                                       and Director

                                                     /s/ Sam Wyly
Date: November 16, 1995                 By ____________________________________
                                                         Sam Wyly
                                            Chairman of the Board and Director

                                                                     SCHEDULE II

                            STERLING SOFTWARE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                      ADDITIONS
                                           -------------------------------
                                                               CHARGED TO
                          BALANCE AT       CHARGED TO            OTHER                                          BALANCE AT
                         BEGINNING OF      COSTS AND           ACCOUNTS -              DEDUCTIONS -               END OF
                           PERIOD           EXPENSES            DESCRIBE                 DESCRIBE                 PERIOD
                         -----------       ----------         ------------            --------------            ----------
Allowance for
 doubtful
 accounts at
 September 30,
 1993.................   $4,892,000        $6,200,000         $   517,000 (1)            $(3,248,000)(2)          $8,361,000
                         ==========        ==========         ===========                ===========              ==========

Allowance for
 doubtful
 accounts at
 September 30,
 1994.................   $8,361,000        $5,442,000         $  (257,000)(1)            $(4,184,000)(2)          $9,362,000
                         ==========        ==========         ===========                ===========              ==========

Allowance for
 doubtful
 accounts at
 September 30,
 1995.................   $9,362,000        $3,885,000         $(1,563,000)(1)            $(2,508,000)(2)          $9,176,000
                         ==========        ==========         ===========                ===========              ==========

(1)  Offsets to deferred revenue.
(2)  Accounts written off.

                         INDEX TO EXHIBITS
                         ------------------

2(a)      -   Agreement and Plan of Merger dated as of March 31, 1993 among the
              Company, Systems Center, Inc. and SSI Acquisition Corporation
              ("SCI Agreement and Plan of Merger") (1)
2(b)      -   First Amendment to SCI Agreement and Plan of Merger (10)
2(c)      -   Amended and Restated Agreement and Plan of Merger dated as of
              August 31, 1994, among the Company, KnowledgeWare, Inc. and SSI
              Corporation ("KWI Agreement and Plan of Merger") (2)
2(d)      -   Agreement dated October 11, 1994 among the Company, KnowledgeWare,
              Inc. and SSI Corporation (2)
2(e)      -   First Amendment to KWI Agreement and Plan of Merger (2)
2(f)      -   Agreement of Merger dated as of August 1, 1994, among the
              Registrant, Sterling Acquisition, Inc., American Business Computer
              Company ("ABCC") and the Shareholders of ABCC (3)
3(a)      -   Certificate of Incorporation of the Company (4)
3(b)      -   Certificate of Amendment of Certificate of Incorporation of the
              Company (10)
3(c)      -   Certificate of Amendment of Certificate of Incorporation of the
              Company (5)
3(d)      -   Certificate of Amendment of Certificate of Incorporation of the
              Company (6)
3(e)      -   Restated Bylaws of the Company (7)
4(a)      -   Form of Common Stock Certificate (8)
4(b)      -   Indenture dated as of February 2, 1993 between the Company and
              Bank of America Texas, National Association, as Trustee, including the form of 5 3/4% Convertible Subordinated Debenture attached as
              Exhibit A thereto (21)
4(c)      -   Preferred Stock and Warrant Purchase Agreement dated June 25, 1991 among Systems Center, Inc. and the Investors named therein (9)
4(d)      -   Warrant Agreement dated June 9, 1994 between KnowledgeWare, Inc.
              and Trust Company Bank (13)
4(e)      -   Supplemental Warrant Agreement dated as of November 30, 1994 between KnowledgeWare, Inc. and Trust Company Bank (13)
4(f)      -   Form of Common Stock Purchase Warrant dated June 27, 1995 (15)
10(a)     -   Amended and Restated Stock Option Agreement dated as of August 31,
              1994 between the Company and KnowledgeWare, Inc. (2)
10(b)     -   Amended and Restated Stockholder Agreement dated as of August 31,
              1994 between the Company and certain stockholders of
              KnowledgeWare, Inc. (21)
10(c)     -   Registration Rights Agreement dated as of November 30, 1994 among the Company and the Selling Stockholders named therein (21)
10(d)     -   Escrow Agreement dated as of November 30, 1994 among the
              Company, KnowledgeWare, Inc., The First National Bank of Boston,
              N.A. and Stuart Finestone (21)
10(e)     -   Incentive Stock Option Plan of the Company as amended through
              April 26, 1995 (6), (20)
10(f)     -   Non-Statutory Stock Option Plan of the Company as amended through
              June 15, 1995 (15), (20)
10(g)     -   Supplemental Executive Retirement Plan II of Informatics General
              Corporation (10)
10(h)     -   Form of Supplemental Executive Retirement Plan II Agreement (the
              "SERP II Agreement") (10)
10(i)     -   Amendment to SERP II Agreement (10)
10(j)     -   Form of Employment Agreement dated as of October 1, 1986 with
              Jeannette P. Meier, George H. Ellis and Phillip A. Moore (10),
              (20)
10(k)     -   Form of Amendment No. 1 to Employment Agreement dated February 14,
              1989 with Jeannette P. Meier, George H. Ellis and Phillip A. Moore
              (10), (20)

10(l)     -   Employment Agreement dated July 7, 1987 with Sam Wyly (10), (20)
10(m)     -   Employment Agreement dated July 7, 1987 with Charles J. Wyly, Jr.
              (10), (20)
10(n)     -   Employment Agreement dated July 7, 1987 with Sterling L. Williams
              (10), (20)
10(o)     -   Form of Amendment No. 1 to Employment Agreement dated February 14,
              1989 with Charles J. Wyly, Jr. and Sterling L. Williams (10), (20)
10(p)     -   Amendment No. 1 to Employment Agreement dated February 14, 1989 with Sam Wyly (10), (20)
10(q)     -   Amendment No. 2 to Employment Agreement dated March 15, 1989 with
              Sam Wyly (10), (20)
10(r)     -   Consultation Agreement dated July 2, 1994 with REC Enterprises,
              Inc. (20), (21)
10(s)     -   Form of Employment Agreement dated October 1, 1989 with Warner C.
              Blow, Werner L. Frank and Geno P. Tolari (10), (20)
10(t)     -   Employment Agreement with Sterling L. Williams (1), (20)
10(u)     -   Form of Employment Agreement dated January 1, 1993 with Jeannette
              P. Meier, George H. Ellis, Phillip A. Moore, Warner C. Blow and
              Geno P. Tolari (1), (20)
10(v)     -   Employment Agreement with Werner L. Frank (17), (20)
10(w)     -   Second Amended and Restated Revolving Credit and Term Loan
              Agreement dated August 24, 1995 by and among the Company and The
              First National Bank of Boston as Agent and the Banks listed on
              Schedule 1.1 thereto (12)
10(x)     -   1995 Executive Compensation Plan for Group
              Presidents (19), (20)
10(y)     -   1996 Executive Compensation Plan for Group Presidents (20), (21)
10(z)     -   1992 Non-Statutory Stock Option Plan as amended through September
              11, 1995 (16), (20)
10(aa)    -   1994 Non-Statutory Stock Option Plan (17), (20)
10(bb)    -   Form of Indemnity Agreement between the Company and each of its directors and officers (10), (20)
10(cc)    -   Systems Center, Inc. Restated and Amended Restricted Stock Plan
              (11)
10(dd)    -   Systems Center, Inc. Amended and Restated Nondiscretionary
              Restricted Stock Plan (11)
10(ee)    -   Systems Center, Inc. 1982 Stock Option Plan (11)
10(ff)    -   Systems Center, Inc. 1992 Stock Incentive Plan (11)
10(gg)    -   Systems Center, Inc. 1983 Stock Plan (11)
10(hh)    -   Systems Center, Inc. Share Option Scheme (11)
10(ii)    -   Registration Rights Agreement dated as of July 1, 1993 among the
              Company and the Selling Stockholders named therein (14)
10(jj)    -   KnowledgeWare, Inc. Incentive Stock Option Plan of 1984 (18)
10(kk)    -   KnowledgeWare, Inc. Second Incentive Stock Option Plan of 1984
              (18)
10(ll)    -   KnowledgeWare, Inc. 1988 Stock Incentive Plan (18)
10(mm)    -   Consultation Agreement dated December 1, 1994 between the Company and Francis A. Tarkenton (19), (20)
10(nn)    -   Form of Employment Agreement with Richard Connelly, Albert Hoover,
              James Jenkins, Anne Vahala and Evan Wyly (15), (20)
10(oo)    -   Form of Employment Agreement with Richard Connelly, Albert Hoover,
              James Jenkins, Anne Vahala and Evan Wyly (15), (20)
10(pp)    -   Form of Employment Agreement dated as of July 7, 1995 with Warner
              C. Blow, George H. Ellis, Werner L. Frank, M. Gene Konopik,
              Jeannette P. Meier, Phillip A. Moore, Clive A. Smith, A. Maria
              Smith, Geno P. Tolari, Sterling L. Williams, Charles J. Wyly, Jr.
              and Sam Wyly (15), (20)
10(qq)    -   Exchange Agreement among the Company and the Preferred
              Stockholders named therein (15)
11        -   Computation of Earnings Per Share, Year Ended September 30, 1994
              (21)
21        -   Subsidiaries (21)
23.1      -   Consent of Ernst & Young LLP, Independent Auditors (21)
27        -   Financial Data Schedule (21)

------------
(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-62028 on Form S-4 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement No. 33-56185 on Form S-4 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement No. 33-54961 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement No. 2-82506 on Form S-1 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Registration Statement No. 33-69926 on Form S-8 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 on Form S-1 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Systems Center, Inc. for the quarter ended June 30, 1991 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Registration Statement No. 33-65402 on Form S-8 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Registration Statement No. 33-62401 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Registration Statement No. 33-56679 on Form S-3 and incorporated herein by reference.
(14) Previously filed as an exhibit to the Company's Registration Statement No. 33-71706 on Form S-3 and incorporated herein by reference.
(15) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.
(16) Previously filed as an exhibit to the Company's Registration Statement No. 33-64073 on Form S-3 and incorporated herein by reference.
(17) Previously filed as an exhibit to the Company's Registration Statement No. 33-53837 on Form S-3 and incorporated herein by reference.
(18) Previously filed as an exhibit to the Company's Registration Statement No. 33-56681 on Form S-8 and incorporated herein by reference.
(19) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference.
(20) Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the form.
(21) Filed herewith.