Form 10-K/A
period 1995-09-30
STERLING SOFTWARE INC
filed 1996-01-29
CIK 716714

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                         ----------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      FOR THE TRANSITION PERIOD FROM ________________ TO _________________


                          COMMISSION FILE NO. 1-8465
                         ____________________________

                            STERLING SOFTWARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                        75-1873956
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                   8080 NORTH CENTRAL EXPRESSWAY, SUITE 1100
                              DALLAS, TEXAS  75206
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (214) 891-8600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------         -----------------------------------------
   Common Stock, par value,                     New York Stock Exchange
       $0.10 per share

5 3/4% Convertible Subordinated
Debentures Due February 1, 2003                 New York Stock Exchange


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                        -------      -------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    /_/

  As of December 29, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,567,575,900 based on the closing sales price of $62.375 on the New York Stock Exchange.

  As of December 29, 1995, 26,698,812 shares of the Registrant's common stock were outstanding.
================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                      AMENDMENT TO APPLICATION OR REPORT
               FILED PURSUANT TO SECTION 12, 13, OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                            STERLING SOFTWARE, INC.

                                  FORM 10-K/A
                                AMENDMENT NO. 1



  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended September 30, 1995 as set forth in the pages attached hereto:


  Item 10.  Directors and Executive Officers of the Registrant.

  Item 11.  Executive Compensation.

  Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  Item 13.  Certain Relationships and Related Transactions.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Item 4 of Part I of the Form 10-K of Sterling Software, Inc. ("Sterling", "Sterling Software" or the "Company") for the fiscal year ended September 30, 1995.

BOARD OF DIRECTORS

    The Company's Certificate of Incorporation provides for a Board of Directors divided into three classes, as nearly equal in number as possible, with the term of office of one class expiring each year at the Company's Annual Meeting of Stockholders. Each class of directors is elected for a term of three years except in the case of elections to fill vacancies or newly created directorships. The Board of Directors presently consists of ten persons: Sam Wyly (Chairman), Charles J. Wyly, Jr. (Vice Chairman), Sterling L. Williams, Phillip A. Moore, Robert J. Donachie, Michael C. French, Evan A. Wyly, Robert E. Cook, Donald R. Miller, Jr. and Francis A. Tarkenton.

    The current Class C directors of the Company, whose terms will expire at the Annual Meeting of Stockholders in 1996, are as follows:

    Sam Wyly, age 61. Sam Wyly co-founded Sterling in 1981 and since such time has served as Chairman of the Board and a director of Sterling. In 1963, Mr. Wyly founded University Computing Company, a computer software and services company, and served as President or Chairman from 1963 until 1979. Mr. Wyly co-founded Earth Resources Company, an oil refining and silver and gold mining company, and served as its Executive Committee Chairman from 1968 to 1980. Mr. Wyly and his brother, Charles J. Wyly, Jr., bought the 20 restaurant Bonanza Steakhouse chain in 1967. It grew to approximately 600 restaurants by 1989, during which time he served as Chairman. Mr. Wyly currently serves as Chairman of Michaels Stores, Inc. ("Michaels Stores"), a specialty retail chain (which has grown from 70 to 450 stores in 10 years of Wyly control), and as President of Maverick Capital, Ltd., an investment fund management company. Sam Wyly is the father of Evan A. Wyly, a director of Sterling. Mr. Wyly is the Chairman of the Executive Committee and the Stock Option Committee.

    Sterling L. Williams, age 52. Sterling L. Williams co-founded Sterling in 1981 and since such time has served as President, Chief Executive Officer and a director of Sterling. Mr. Williams also currently serves as a director of INPUT, an information technology market research company. Mr. Williams is a member of the Executive Committee and the Stock Option Committee.

    Donald R. Miller, Jr., age 41. Donald R. Miller, Jr. has served as a director of Sterling since September 1993. Mr. Miller has served as Vice President-Market Development of Michaels Stores since November 1990 and as a director of Michaels Stores since September 1992. Prior to November 1990, Mr. Miller served as Director of Real Estate of Michaels Stores. Mr. Miller also serves on the Board of Directors of Xscribe Corp., a high technology information management company. Mr. Miller is the son-in-law of Charles J. Wyly, Jr. Mr. Miller is a member of the Special Stock Option Committee.

    The current Class A Directors of the Company, whose terms will expire at the Annual Meeting of Stockholders in 1997, are as follows:

    Robert E. Cook, age 54. Robert E. Cook has served as a director of Sterling since July 1993. Prior to July 1993, Mr. Cook served as Chief Executive Officer, Chairman of the Board and a director of Systems Center, Inc., a computer software company that was acquired by Sterling in July 1993 ("Systems Center"). Mr. Cook currently also serves as a director of ROADSHOW International, Inc., a privately held provider of computer-based routing solutions for private fleet operations. Mr. Cook is a member of the Audit Committee.

    Robert J. Donachie, age 67. Robert J. Donachie has served as a director of Sterling since May 1983. He has been principally employed as a private business consultant since March 1981. Mr. Donachie is a member of the Special Stock Option Committee and the Audit Committee.

    Francis A. Tarkenton, age 55. Francis A. Tarkenton has served as a director of the Company since November 1994. From December 1986 until November 1994, Mr. Tarkenton served as Chairman of the Board and Chief Executive Officer of KnowledgeWare, Inc. ("KnowledgeWare"), a provider of applications development software and services that was acquired by Sterling in November 1994. Prior to December 1986, Mr. Tarkenton was a founder and served as President and a director of Tarkenton Software, Inc. from its incorporation in 1977 until its merger with KnowledgeWare in 1986. Mr. Tarkenton is also a director of Coca Cola Enterprises, Inc.

    Evan A. Wyly, age 34. Evan A. Wyly has served as a director of Sterling Software since July 1992 and as a Vice President of Sterling since December 1994. Mr. Wyly is a Managing Director of Maverick Capital, Ltd. In 1988, Mr. Wyly founded Premier Partners Incorporated, a private investment firm, and served as its President until 1992. At Michaels Stores, Mr. Wyly has served as an officer since 1991 and as a director since 1992. Mr. Wyly is also a director of Xscribe Corp.

    The current Class B Directors of the Company, whose terms will expire at the Annual Meeting of Stockholders in 1998, are as follows:

    Charles J. Wyly, Jr., age 62. Charles J. Wyly, Jr. co-founded Sterling in 1981 and since such time has served as a director and (since November 1984) as Vice Chairman of the Board of Sterling. Mr. Wyly served as an officer and director of University Computing Company from 1964 to 1975, including President from 1969 to 1973. Mr. Wyly and his brother, Sam Wyly, founded Earth Resources Company and Charles J. Wyly, Jr. served as Chairman of the Board from 1968 to 1980. Mr. Wyly served as Vice Chairman of the Bonanza Steakhouse chain from 1967 to 1989. Mr. Wyly currently serves as Vice Chairman of the Board of Michaels Stores and as Chairman of Maverick Capital, Ltd. Mr. Wyly is a member of the Executive Committee and the Stock Option Committee.

    Phillip A. Moore, age 53. Phillip A. Moore co-founded Sterling in 1981 and since such time has served as a director of the Company. He has served as Executive Vice President and Chief Technology Officer since December 1994. From July 1993 until December 1994, Mr. Moore served as Executive Vice President, Technology, of the Company. Prior to July 1993, Mr. Moore served as Senior Vice President, Technology of Sterling.

    Michael C. French, age 52. Michael C. French has served as a director of Sterling since July 1992. He was a partner with the law firm of Jackson & Walker, L.L.P from 1976 through 1995. He is currently a consultant to the international law firm of Jones, Day, Reavis & Pogue. Since September 1992, Mr. French has served as a director of Michaels Stores and since December 1992, has served as a Managing Director of Maverick Capital, Ltd.

MEETINGS OF BOARD OF DIRECTORS

    The business of the Company is managed under the direction of the Board of Directors. The Board meets on a regularly scheduled basis during its fiscal year to review significant developments affecting the Company and to act on matters requiring Board approval. It also holds special meetings when an important matter requires Board action between scheduled meetings. The Board of Directors met four times and acted by unanimous written consent seven times during the 1995 fiscal year. During the 1995 fiscal year, each member of the Board participated in at least 75% of all Board and applicable committee meetings held during the period for which he was a director.

BOARD COMMITTEES

    The Board of Directors has established executive, audit and stock option committees to devote attention to specific subjects and to assist it in the discharge of its responsibilities. The functions of those committees, their current members and the number of meetings held during the 1995 fiscal year are described below.

    Executive Committee. The Executive Committee is empowered to act on any matter except those matters for which the Board of Directors has specifically reserved authority and except those matters specifically reserved to the full Board by applicable law. Messrs. Sam Wyly (Chairman), Charles J. Wyly, Jr. and Sterling L. Williams currently are members of the Executive Committee. The Executive Committee met one time and acted by unanimous written consent 17 times during the 1995 fiscal year. The Executive Committee held responsibility for determining executive compensation for fiscal 1995, excluding determinations relating to the grants of stock options under the Company's various stock option plans.

    Audit Committee. The Audit Committee recommends to the Board of Directors the appointment of the firm selected to be independent public accountants for the Company and its subsidiaries and monitors the performance of such firm, reviews and approves the scope of the annual audit and evaluates with the independent public accountants the Company's annual audit and annual consolidated financial statements, reviews with management the status of internal accounting controls, evaluates problem areas having a potential financial impact on the Company which may be brought to its attention by management, the independent public accountants or the Board of Directors, and evaluates public financial reporting documents of the Company. Messrs. Robert J. Donachie and Robert E. Cook currently are members of the Audit Committee. The Audit Committee met two times during the 1995 fiscal year.

    Stock Option Committee. The Stock Option Committee administers the Company's Incentive Stock Option Plan (the "Incentive Plan") and the Company's Non-Statutory Stock Option Plan (the "Non-Statutory Plan") with respect to the participants in such plans who are not executive officers or directors of the Company. The Stock Option Committee has the authority, subject to certain restrictions set forth in such plans, to determine from time to time the individuals (excluding executive officers and directors of the Company) to whom options are granted, the number of shares covered by each option grant and the time or times at which options become exercisable. The Stock
Option Committee also administers the Company's 1992 Non-Statutory Stock Option Plan (the "1992 Plan"). In this capacity, the Stock Option Committee has the authority, subject to certain restrictions set forth in the 1992 Plan, to determine from time to time the individuals (including executive officers and directors of the Company) to whom options are granted under the 1992 Plan, the number of shares covered by each option grant and the time or times at which options become exercisable. Messrs. Sam Wyly (Chairman), Charles J.
Wyly, Jr. and Sterling L. Williams currently are the members of the Stock Option Committee. The Stock Option Committee met 22 times and acted by unanimous written consent two times during the 1995 fiscal year.

    Special Stock Option Committee. The Special Stock Option Plan Committee administers the Incentive Plan and Non-Statutory Plan with respect to the participants in such plans who are executive officers or directors of the Company. The Special Stock Option Committee has the authority, subject to certain restrictions set forth in such plans, to determine from time to time the executive officers and employee directors of the Company to whom options are granted, the number of shares covered by each option grant and the time or times at which options become exercisable. In accordance with amendments made to the Non-Statutory Plan in June 1995 to comply with new Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Special Stock Option Committee does not have the authority to determine the terms and number of options granted under the Non-Statutory Plan to non-employee directors of the Company. Instead, grants to non-employee directors are made pursuant to a formula as set forth in such plan. Non-employee directors are not eligible to receive option grants under the Incentive Plan. The Special Stock Option Committee also administers the Company's 1994 Non-Statutory Stock Option Plan (the "1994 Plan"). In this capacity, the Special Stock Option Committee has the authority, subject to certain restrictions set forth in the 1994 Plan, to determine from time to time the individuals (including executive officers and directors of the Company) to whom options are granted, the number of shares covered by each option grant and the time or times at which options become exercisable. Messrs. Robert J. Donachie and Donald R. Miller, Jr. currently are the members of the Special Stock Option Committee. The Special Stock Option Committee met one time and acted by unanimous written consent six times during the 1995 fiscal year.

    The Company does not have a nominating or compensation committee. The functions customarily attributable to a nominating committee are performed by the Board of Directors as a whole, and the functions customarily attributable to a compensation committee generally are performed by the Executive Committee.

SECTION 16 REQUIREMENTS

    Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by the Company with respect to fiscal 1994, or written representations from certain reporting persons, the Company believes that all filing requirements have been complied with, except as described below. Form 5 reports filed for the fiscal year ended September 30,

1994 by executive officers and certain directors of the Company incorrectly reported share ownership held in their plan accounts in the Company's Savings and Security Plan (the "401(k) Plan"). Because of a change in plan recordkeepers and administrators in 1994, a regular plan statement setting forth shares held in plan accounts for such reporting persons was not available at the time the Forms 5 were required to be filed. The reporting persons relied, instead, on a Company-prepared report that resulted in the underreporting of an aggregate of approximately 1,187 shares. The executive officers whose Form 5 reports contained these inaccuracies are Messrs. Blow, Connelly, Ellis, Frank, Hoover, Jenkins, Lott, Moore, Plumb, Tolari, Williams, Sam Wyly and Charles J. Wyly, Jr. and Mmes. Hill, Meier, and Vahala. The Form 3 reports for two other executive officers (Ms. Smith and Mr. Konopik) overreported an aggregate of nine additional shares for the same reason. The original Form 3 and Form 5 reports were corrected in Forms 5 filed for the fiscal year ended September 30, 1995. Messrs. Sam Wyly and Charles J. Wyly, Jr. each filed one report on Form 4 that incorrectly reported one stock option grant, which reports were promptly corrected by filing amendments to such Forms. Additionally, Robert E. Cook, a director of the Company, filed one report on Form 4 that incorrectly reported his stock ownership due to an improper elimination of fractional shares in connection with the Company's 1993 acquisition of Systems Center. Mr. Cook corrected this discrepancy by filing an amendment to such Form 4.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth certain information regarding compensation paid or accrued for services rendered during each of the Company's last three fiscal years to the Company's Chief Executive Officer and each of the other four most highly compensated executive officers of the Company based on salary and bonus earned during fiscal 1995 (collectively, the "named executive officers").

                                                                                  LONG TERM
                                                                                 COMPENSATION
                                                                                    AWARDS
                                               ANNUAL COMPENSATION                -----------
                                    --------------------------------------------  SECURITIES
          NAME AND                                                 OTHER ANNUAL   UNDERLYING     ALL OTHER
     PRINCIPAL POSITION       YEAR     SALARY         BONUS(1)     COMPENSATION   OPTIONS(2)   COMPENSATION
----------------------------  ----  ------------    ------------  --------------  -----------  -------------

Sterling L. Williams,         1995  $   750,000      $450,000      $168,833  (3)      650,000   $33,900  (4)
  President, Chief            1994      650,000       400,000       127,701  (3)          -0-    39,771
  Executive Officer           1993      600,000       300,000        30,695  (3)      300,000    29,423
  and Director
Sam Wyly,                     1995      850,000  (5)  450,000        44,417  (6)    1,466,666   120,649  (7)
  Chairman of the Board       1994      770,000  (5)  400,000         3,025  (6)          -0-    70,660
  and Director                1993      710,000  (5)  300,000        33,212  (6)      300,000    62,581
Charles J. Wyly, Jr.,         1995      425,000  (8)  225,000        66,783  (9)      733,334    60,020 (10)
  Vice Chairman of the        1994      385,000  (8)  200,000           582  (9)          -0-    62,718
  Board and Director          1993      355,000  (8)  150,000         1,986  (9)      150,000    28,385
Warner C. Blow,               1995      348,000       273,610             -            75,000     4,773 (11)
  Executive Vice President    1994      315,000       246,614        63,689 (12)       50,000     4,598
                              1993      290,000       170,000             -           100,000    12,823
George H. Ellis,              1995      375,000       225,000        86,961 (13)      200,000     4,500 (11)
  Executive Vice President    1994      325,000       200,000        34,172 (13)          -0-     3,960
  and Chief Financial         1993      300,000       150,000        61,525 (13)       80,000     7,942
  Officer

_________________
(1) Reflects bonus earned during the fiscal year. In some instances, the payment of all or a portion of the bonus was deferred until the next fiscal year.

(2) Reflects options to acquire shares of Common Stock. The Company has not granted stock appreciation rights.

(3) For fiscal 1995, includes a $47,897 reimbursement for medical expenses, a $44,222 housing allowance bonus and a $55,541 reimbursement for the payment of taxes; for fiscal 1994, includes a $55,710 reimbursement for medical expenses and a $52,168 reimbursement for the payment of taxes; and for fiscal 1993 consists of a reimbursement for the payment of taxes.

(4) Consists of $4,500 in Company contributions to the Company's 401(k) Plan and $29,400 in premiums on a universal life insurance policy for Mr. Williams' benefit.

(5) Includes director's fees of $425,000, $385,000 and $355,000 paid to Sam Wyly in fiscal 1995, 1994 and 1993, respectively, for his services as Chairman of the Board of Directors of the Company.

(6)  Consists of reimbursements for the payment of taxes.

(7) Consists of $4,225 in Company contributions to the Company's 401(k) Plan and $116,424 in premiums on a universal life insurance policy for Mr. Wyly's benefit.

(8)  Includes director's fees of $212,500, $192,500 and $177,500 paid to Charles
     J. Wyly, Jr. in fiscal 1995, 1994 and 1993, respectively, for his services as Vice Chairman of the Board of Directors of the Company.

(9) For fiscal 1995, includes $43,046 for costs related to his use of a Company-provided automobile and a $14,626 reimbursement for the payment of taxes; and for fiscal 1994 and 1993 consists of reimbursements for the payment of taxes.

(10) Consists of $4,363 in Company contributions to the Company's 401(k) Plan and $55,657 in premiums on a universal life insurance policy for Mr. Wyly's benefit.

(11) Consists of Company contributions to the Company's 401(k) Plan.

(12) Includes $45,573 in the form of incentive travel and a $1,288 reimbursement for the payment of taxes.

(13) For fiscal 1995, includes a $24,470 reimbursement for medical expenses, $20,146 for costs related to his use of a Company-provided automobile, a $18,514 reimbursement for the payment of taxes and $17,314 in the form of incentive travel; for fiscal 1994, consists of a reimbursement for the payment of taxes; and for fiscal 1993 includes $22,689 in the form of incentive travel, $13,700 for costs related to his use of a Company-provided automobile, a $10,181 reimbursement for medical expenses and a $6,096 reimbursement for the payment of taxes.

OPTION GRANTS IN FISCAL 1995

     The following table provides information related to options granted to the named executive officers during fiscal 1995.


                                 INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------  POTENTIAL REALIZABLE VALUE
                                       PERCENTAGE                                     AT ASSUMED ANNUAL RATES
                         NUMBER OF      OF TOTAL                                           OF STOCK PRICE
                        SECURITIES      OPTIONS                                             APPRECIATION
                        UNDERLYING     GRANTED TO    EXERCISE                           FOR OPTION TERM (1)
                          OPTIONS     EMPLOYEES IN   PRICE PER                        -------------------------
NAME                    GRANTED (2)   FISCAL 1995    SHARE (3)    EXPIRATION DATE          5%           10%
----------------------  -----------   ------------   ---------   ------------------   -----------  ------------
Sterling L. Williams..   650,000  (4)      12.7%      $29.00     November 23, 2004    $11,854,664   $30,042,045
Sam Wyly..............   800,000  (5)      15.6        29.00     November 23, 2004     33,981,254    86,115,168
                         666,666  (6)      13.0        45.875    September 11, 2005
Charles J. Wyly, Jr...   400,000  (5)       7.8        29.00     November 23, 2004     16,990,656    43,057,658
                         333,334  (6)       6.5        45.875    September 11, 2005
Warner C. Blow........    75,000  (7)       1.5        29.00     November 23, 1999        600,912     1,327,859
George H. Ellis.......   200,000  (8)       3.9        29.00     November 23, 2004      3,647,589     9,243,706

_________________
(1) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the options. These amounts do not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or vesting over periods of up to four years. The use of the assumed 5% and 10% returns are established by the SEC and is not intended by the Company to forecast possible future appreciation of the price of the Company's Common Stock.

(2) Reflects options to acquire shares of Common Stock. The Company has not granted stock appreciation rights.

(3) The option exercise price may be paid in shares of Common Stock owned by the named executive officer, in cash, or in any other form of valid consideration or a combination of any of the foregoing, as determined by the Stock Option Committee in its discretion. The exercise price is equal to the fair market value of the Common Stock on the date of grant.

(4)  Options are exercisable in their entirety on the date of grant.

(5) Options became exercisable in their entirety on May 23, 1995, six months after the date of grant.

(6) Options become exercisable with respect to 50% of the shares covered thereby on each of September 11, 1996 and 1997. In the event of a Change of Control of the Company (as defined in the applicable option agreement), however, any unexercisable portion of the options will become immediately exercisable.

(7) Options became exercisable with respect to 25% of the shares on November 23, 1995, the first anniversary of the date of grant, and an additional 25% will become exercisable on each of November 23, 1996, 1997 and 1998. In the event of a Change of Control of the Company (as defined in the applicable option agreement), however, any unexercisable portion of the options will become immediately exercisable.

(8) Options became exercisable with respect to 25% of the shares covered thereby on July 28, 1995 and an additional 25% will become exercisable on each of November 23, 1996, 1997 and 1998. In the event of a Change of Control of the Company (as defined in the applicable option agreement), however, any unexercisable portion of the options will become immediately exercisable.

AGGREGATED OPTION EXERCISES IN FISCAL 1995
  AND FISCAL YEAR-END OPTION VALUES

    The following table provides information related to options exercised by the named executive officers during fiscal 1995 and the number and value of options held at fiscal year-end. The Company does not have outstanding stock appreciation rights.



                                                      NUMBER OF SECURITIES
                                                     UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                                          OPTIONS/SARS             IN-THE-MONEY OPTIONS
                           SHARES                     AT SEPTEMBER 30, 1995     AT SEPTEMBER 30, 1995 (1)
                        ACQUIRED ON      VALUE      --------------------------  --------------------------
         NAME             EXERCISE    REALIZED (2)  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----------------------  ------------  ------------  -----------  -------------  -----------  -------------
Sterling L. Williams..    308,000      $5,771,463     1,142,000         -       $24,061,500          -
Sam Wyly..............          0 (3)         -       1,100,000     666,666      21,112,500          -
Charles J. Wyly, Jr...          0 (4)         -         550,000     333,334      10,556,250          -
Warner C. Blow........    107,200       2,622,013        17,800     193,750         346,038   $4,057,812
George H. Ellis.......    202,500       3,818,063           -       150,000             -      2,475,000


_________________
(1) The closing price for the Company's Common Stock as reported by the New York Stock Exchange on September 30, 1995 was $45.50. The value was calculated on the basis of the difference between the option exercise price and $45.50, multiplied by the number of shares of Common Stock underlying the option.

(2) The value was calculated based on the difference between the option exercise price and the fair market value of the Common Stock on the date of exercise, multiplied by the number of shares to which the exercise relates.

(3) In fiscal 1993 Sam Wyly transferred options to purchase 667,000 shares of Common Stock and disclaimed the beneficial ownership of the transferred options and the underlying shares of Common Stock. The table above does not include the value realized upon exercise of such options in fiscal 1995.

(4) In fiscal 1993 Charles J. Wyly, Jr. transferred options to purchase 333,000 shares of Common Stock and disclaimed the beneficial ownership of the transferred options and the underlying shares of Common Stock. The table above does not include the value realized upon exercise of such options in fiscal 1995.

COMPENSATION OF DIRECTORS

    Messrs. Cook, Donachie, French, Miller and Tarkenton received an annual fee of $30,000 for their services as directors of the Company plus $2,500 for each meeting of the Board of Directors and each meeting of any committee of the Board of Directors that they attended during fiscal 1995. Additionally, during fiscal 1995, Sam Wyly and Charles J. Wyly, Jr. received annual directors' fees of $425,000 and $212,500 in their capacities as Chairman and Vice Chairman of the Board, respectively. Messrs. Evan Wyly, Williams and Moore did not receive separate compensation for their services as directors. For fiscal 1996, Messrs. Cook, Donachie, French, Miller and Tarkenton are entitled to receive an annual fee of $30,000 plus $2,500 for each meeting of the Board of Directors and each meeting of any committee of the Board of Directors that they attend. In addition, all directors of the Company are eligible to receive options under the Company's stock option plans, except that options under the Incentive Plan may be granted only to directors who are also employees of the Company. During fiscal 1995, Mr. Sam Wyly, Mr. Charles J. Wyly, Jr., and Mr. Williams received options to purchase 1,466,666, 733,334 and 650,000 shares of Common Stock, respectively. See "Item 11. Executive Compensation -- Option Grants In Fiscal 1995." Additionally, in fiscal 1995, Messrs. Cook, Donachie, French, Miller, Moore and Evan Wyly received options to purchase 30,000, 20,000, 30,000, 30,000, 50,000 and 60,000 shares of Common Stock, respectively. In connection with the Company's acquisition of KnowledgeWare, Mr. Tarkenton's outstanding KnowledgeWare options were converted to options to purchase 26,449 shares of the Company's Common Stock on the same terms applicable to all KnowledgeWare option holders.

    For a description of other arrangements between the Company and certain of its directors, see "Item 13. Certain Relationships and Related Transactions."

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

    In July 1987, the Company entered into agreements with each of Sam Wyly, Charles J. Wyly, Jr. and Sterling L. Williams, which agreements provide for employment of such persons by the Company upon the occurrence of a Change of Control (as defined in such agreements). The agreement between the Company and Sterling Williams (the "1987 Agreement") expires five years after the date of the Change of Control and requires the Company to pay to Mr. Williams, if his employment is terminated within such five-year period, an amount equal to five times Mr. Williams' salary, bonus and the cash value of benefits received during the twelve-month period immediately preceding his termination. The agreements between the Company and each of Sam Wyly and Charles J. Wyly, Jr. expire seven years after the date of the Change of Control and each require the Company to pay such officer, if his employment is terminated within such seven-year period, an amount equal to seven times such officer's salary, bonus and the cash value of benefits received during the twelve-month period immediately preceding termination, provided that such termination payments cannot exceed $6.5 million for Sam Wyly and $3.25 million for Charles J. Wyly, Jr.

    Effective January 1, 1993, the Company entered into an employment agreement with Sterling L. Williams (the "Employment Agreement"), which provides for a minimum initial annual base salary of $600,000 (subject to mutually agreeable annual increases) and certain benefits plus such bonuses or other benefits which the Company and Mr. Williams may agree. Effective on each of October 1, 1993, 1994 and 1995, Mr. Williams' annual base salary was increased to $650,000, $750,000 and $800,000, respectively. Under the terms of the Employment Agreement, upon termination of Mr. Williams' employment by (i) the Company or
(ii) Mr. Williams as a result of a reduction of his compensation or of the nature or scope of his authority and duties, the Employment Agreement is converted into a five-year consulting agreement. In such event, Mr. Williams is entitled to continue receiving compensation and certain benefits at the levels specified in the Employment Agreement. Prior to the expiration of its five-year term, the consulting agreement may be terminated by Mr. Williams at any time and by the Company at Mr. Williams' death. In the event of termination of Mr. Williams' employment following a Change of Control, at Mr. Williams' option, the terms of the 1987 Agreement may govern the termination. In the event of a Change of Control following conversion of the Employment Agreement into a consulting agreement, Mr. Williams will have the option of terminating the consulting agreement and, thereafter, would be entitled to receive an amount equal to all compensation due through the unexpired portion of the five-year consulting agreement.

    The Company has entered into agreements with each of George H. Ellis and Warner C. Blow, which agreements provide for the employment of such executives by the Company upon the occurrence of a Change of Control of the Company (as defined in such agreements). The agreements expire three years after the date of the Change of Control and require the Company to pay each executive, if his employment is terminated within such three-year period, an amount equal to 300% of his salary, bonus and the cash value of benefits received during the twelve-month period immediately preceding termination.

    The Company has also entered into employment agreements with each of Mr. Blow and Mr. Ellis, which agreements provide for the continued compensation of Messrs. Blow and Ellis in the event that the Company terminates the employment of either such officer. Such agreements will expire three years after the date on which notice of termination is given by the Company. Such agreements require the Company to continue to pay the salary, bonus and the cash value of certain benefits in effect prior to termination for a period of 36 months following such officer's termination from employment. In the event of termination of employment following a Change of Control, at the terminated officer's option, the terms of the agreements regarding a Change of Control may govern termination.

PENSION PLAN TABLE

    Informatics Supplemental Executive Retirement Plan II ("SERP II"). In connection with its acquisition of Informatics General Corporation in 1985, the Company retained the SERP II. As of December 31, 1995, Mr. Warner Blow had accrued approximately twenty-one years of service under SERP II. None of the other named executive officers participates in SERP II. The annual benefit payable upon retirement at age 65 or above under SERP II is equal to the lesser of the following amounts: (i) 2% of the participant's "final average pay", which is equal to the highest average of the participant's base salary plus the participant's bonuses (up to a maximum bonus amount not to exceed 50% of the participant's base salary) over three consecutive years of service times the participant's years of service and (ii) 50% of the final average pay less the annuity equivalent of the participant's account balance under the Sterling Software, Inc. Subsidiary Retirement Plan as of June 30, 1987 and the annuity equivalent of the assumed Company matching contribution under the Company's 401(k) Plan thereafter (collectively, the "annuity offset"). Benefits paid under SERP II are adjusted in the event of disability or retirement prior to age 65. Benefits are also adjusted annually, upward or downward, to the extent that the increase or decrease, if any, in the Consumer Price Index for the preceding calendar year over the Consumer Price Index for the next preceding calendar year exceeds 5%. Amounts paid under SERP II are taxable as income. SERP II is not funded and benefits are paid as they become due.

    The following table shows the estimated annual benefits payable upon retirement at age 65 to the participants in SERP II for the indicated level of three-year average annual compensation and various periods of service. The amounts shown in the table may be subject to the annuity offset, the amount of which depends on the pay history of the participant and the return on the Company's 401(k) Plan .

                                Years of Service
                  -------------------------------------------
Remuneration        15       20       25       30       35
----------------  -------  -------  -------  -------  -------
[S]               [C]      [C]      [C]      [C]      [C]
   $400,000.....  120,000  160,000  200,000  200,000  200,000
    500,000.....  150,000  200,000  250,000  250,000  250,000
    600,000.....  180,000  240,000  300,000  300,000  300,000
    700,000.....  210,000  280,000  350,000  350,000  350,000


EXECUTIVE AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal 1995, the members of the Executive Committee were primarily responsible for determining executive compensation, and the members of the Company's Stock Option and Special Stock Option Committees made decisions related to stock option grants to executive officers. The following directors, who also are members of the Executive, Stock Option and/or Special Stock Option Committees, participated in meetings with respect to executive officer compensation matters: Sam Wyly, Charles J. Wyly, Jr., Sterling L. Williams, Robert J. Donachie and Donald R. Miller, Jr. Sam Wyly, Charles J. Wyly, Jr. and Sterling L. Williams are executive officers of the Company.

    Sam Wyly and Charles J. Wyly, Jr. are executive officers and members of the Executive Committees, Stock Option Committees and Boards of Directors of both the Company and Michaels Stores. Additionally, Sam Wyly and Charles J. Wyly, Jr. are members of the compensation committee of the Michaels Stores' Board of Directors. Accordingly, Sam Wyly and Charles J. Wyly, Jr. have participated in decisions related to compensation of executive officers of each of the Company and Michaels Stores. Donald R. Miller, Jr., a director and a member of the Special Stock Option Committee of the Company, is also an officer and a director of Michaels Stores. Evan A. Wyly, an executive officer and a director of the Company, is also an officer and a director of Michaels Stores.

    In June 1995, the Company entered into an Exchange Agreement with Evan A. Wyly, three trusts of which Sam Wyly serves as trustee (the "Sam Wyly Trusts"), and four trusts of which Charles J. Wyly, Jr., serves as trustee (the "Charles Wyly Trusts"). Pursuant to the Exchange Agreement, Evan A. Wyly exchanged 25,010 shares of the Company's Series B Preferred Stock, par value $0.10 per share (the "Preferred Stock"), for warrants to purchase 33,686 shares of Common Stock, the Sam Wyly Trusts exchanged an aggregate of 74,995 shares of Preferred Stock for warrants to purchase 101,011 shares of Common Stock, and the Charles Wyly Trusts exchanged an aggregate of 99,995 shares of Preferred Stock for warrants to purchase 134,684 shares of Common Stock. The warrants have an exercise price of $36.50 per share of Common Stock and became fully exercisable on September 25, 1995. The warrants are fully transferable and will expire on June 27, 1997. Following this exchange, no shares of Preferred Stock remained outstanding.

    From time to time the Company leases charter aircraft from a company owned by Sam Wyly and Charles J. Wyly, Jr., for travel by the Company's senior management in the course of the Company's business. The Company is charged for the use of such aircraft at prevailing rates. For travel during fiscal 1995, such charges totalled $474,475. There were no such charges for travel from October 1, 1995 through December 31, 1995.

    During fiscal 1995, Sterling L. Williams was indebted to the Company pursuant to the terms of a promissory note executed by Mr. Williams effective January 1, 1992, which note bore interest at an annual rate of 4.69% and matured on December 31, 2000. The largest amount of indebtedness outstanding by Mr. Williams to the Company since the beginning of fiscal 1994 was $1,610,826. Mr. Williams repaid all outstanding principal and interest due under this promissory note on June 9, 1995. In late fiscal 1995, Mr. Williams received unsecured advances from the Company totalling $110,000, which were fully repaid by Mr. Williams in November 1995.

    In fiscal 1995, the Company made payments totalling $367,239 to Intelecon Services, Inc. ("Intelecon") for providing audio and visual aids and other related services at prevailing rates at customer conferences, trade shows, user group meetings and other corporate meetings. Laurie and David Matthews, the daughter and son-in-law, respectively, of Sam Wyly, jointly hold 41.5% of the outstanding stock of Intelecon. David Matthews is also an officer and a director of Intelecon.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of December 31, 1995 information regarding the beneficial ownership of the Company's Common Stock by each director of the Company, each of the named executive officers, the directors and executive officers of the Company as a group and each person known by the Company to own 5% or more of the outstanding shares of the Company's Common Stock. The persons named in the table have sole voting and investment power with respect to all shares of the Company's Common Stock owned by them, except as otherwise noted.



                                               AMOUNT AND NATURE
                                                 OF BENEFICIAL        PERCENT OF
          NAME OF BENEFICIAL OWNER                 OWNERSHIP             CLASS
---------------------------------------------  ------------------     -----------
Sam Wyly.....................................        796,965  (1)         3.0%
Charles J. Wyly, Jr..........................        998,273  (2)         3.7
Evan A. Wyly.................................        116,440  (3)          *
Sterling L. Williams.........................      1,154,000  (4)         4.1
Phillip A. Moore.............................         54,274  (5)          *
Robert J. Donachie...........................         31,100  (6)          *
Michael C. French............................            800  (7)          *
Warner C. Blow...............................         37,900  (8)          *
George H. Ellis..............................              0               0
Donald R. Miller, Jr.........................         20,000  (9)          *
Robert E. Cook...............................          6,500 (10)          *
Francis A. Tarkenton.........................        223,800 (11)          *
Directors and Executive Officers as a Group
 (22 persons)................................      3,572,689 (12)        12.4
The Wyly Group...............................      1,495,238 (13)         5.6

_________________
   *   Less than 1%.

  (1) Includes 257,342 shares directly owned by family trusts of which Sam Wyly is trustee and an aggregate of 438,612 shares held of record by two limited partnerships of which Mr. Wyly is general partner. Also includes 101,011 shares purchasable pursuant to warrants directly owned by family trusts of which Mr. Wyly is trustee. Does not include an aggregate of 1,100,000 shares purchasable pursuant to options owned by two separate irrevocable trusts established by Sam Wyly. Mr. Wyly disclaims beneficial ownership of such options and the underlying shares.

  (2)  Includes 307,016 shares directly owned by family trusts of which Charles
       J. Wyly, Jr. is trustee and 556,574 shares held of record by two limited partnerships of which Mr. Wyly is general partner. Also includes 134,683 shares purchasable pursuant to warrants directly owned by family trusts of which Mr. Wyly is trustee. Does not include an aggregate of 550,000 shares purchasable pursuant to options owned by two separate irrevocable trusts established by Charles J. Wyly, Jr. Mr. Wyly disclaims beneficial ownership of such options and the underlying shares.

  (3) Includes 30,000 shares purchasable pursuant to options, and 33,686 shares purchasable pursuant to warrants.

  (4)  Includes 1,150,000 shares purchasable pursuant to options.

  (5) Includes 150 shares directly held by Mr. Moore's son and 22,125 shares purchasable pursuant to options.

  (6)  Includes 30,000 shares purchasable pursuant to options.

  (7) Includes 800 shares held in a retirement account directed by Mr. French. Does not include 42,500 shares purchasable pursuant to options owned by an irrevocable trust established by Mr. French. Mr. French disclaims beneficial ownership of such options and the underlying shares.

  (8)  Includes 36,550 shares purchasable pursuant to options.

  (9)  All of such shares are purchasable pursuant to options.

  (10) Does not include 2,709 shares purchasable pursuant to options beneficially owned by Mr. Cook's wife. Mr. Cook disclaims beneficial ownership of such options and the underlying shares.

  (11) Includes 195,953 shares of Common Stock of the 197,453 shares originally received in exchange for shares of KnowledgeWare common stock owned directly by Mr. Tarkenton in connection with the Company's acquisition of KnowledgeWare, 26,449 shares purchasable pursuant to options, 250 shares directly held by Mr. Tarkenton's stepdaughter, and 1,148 shares owned by the Tarkenton Group, Inc., which is wholly owned by Mr. Tarkenton. 40,687 shares (including the 1,148 shares held by the Tarkenton Group, Inc.) were held in the KnowledgeWare escrow in connection with the KnowledgeWare acquisition. As of January 24, 1996, all shares held in escrow were disbursed to the Company or its designees pursuant to indemnification provisions in the Merger Agreement between the Company and KnowledgeWare. As a result, such 40,687 shares are no longer beneficially owned by Mr. Tarkenton.

  (12) In addition to the ownership of the directors and named executive officers listed in the table and more fully described in notes (1) through (11) above, includes the following additional shares beneficially owned by executive officers of the Company not named in the table:
       420,851 shares purchasable pursuant to options and 1,324 shares held in escrow in connection with the Company's acquisition of KnowledgeWare. The shares held in escrow are no longer beneficially owned by an executive officer. See note (11) above.

  (13) The Wyly Group consists of Sam Wyly, Charles J. Wyly, Jr. and Maverick Entrepreneurs Fund, Ltd. The address of Sam Wyly and Charles J. Wyly, Jr. is 8080 North Central Expressway, Suite 1100, Dallas, Texas 75206. The address of Maverick Entrepreneurs Fund, Ltd. is 8080 North Central Expressway, Suite 1300, Dallas, Texas 75206. See notes (1) and (2) above for information regarding the beneficial ownership of Sam Wyly and Charles J. Wyly, Jr.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Jackson & Walker, L.L.P, a law firm of which Michael C. French was a partner until August 1995, provided legal services to the Company in fiscal 1995. The Company was not charged by such firm for time spent by Mr. French on any Company matters during fiscal 1995. Jones, Day, Reavis & Pogue, a law firm of whom Mr. French is currently a consultant, provides legal services to the Company. Such firm does not charge the Company for any time spent by Mr. French on Company matters. Since January 1, 1994, Mr. French has received a non-refundable retainer of $15,000 per month for his assistance in significant acquisitions and other matters. Beginning January 15, 1996, Mr. French has received $1,000 per month as an employee of the Company, which amount is deducted from amounts paid to him as a retainer.

    On July 2, 1994, the Company entered into a two-year Consultation Agreement with REC Enterprises, Inc. ("REC") which is wholly owned by Robert E. Cook and of which Mr. Cook is President. Pursuant to this agreement, REC is entitled to receive a monthly fee of $20,000 for the term of the agreement. In consideration for such fee, REC serves in an advisory capacity to the President of the Company for the purpose of making certain financial and strategic recommendations. The agreement may be terminated by REC at any time and by the Company in the event of the death of Mr. Cook. In addition, Mr. Cook receives $6,000 per year as an employee of the Company in order to fulfill certain obligations to Mr. Cook in effect prior to July 1, 1993 (the date on which the Company acquired Systems Center). The Board of Directors of the Company deems such salary to be in the nature of a deferred compensation arrangement.

    The Company leases office space in Reston, Virginia from a partnership of which Mr. Cook is general partner and in which Mr. Cook has a 53% interest. The lease agreement was entered into by Systems Center in May 1985 and will expire in 2001. Rent payments for the Company's fiscal year ended September 30, 1995 totalled $4,196,000. Rent payments from October 1, 1995 through December 31, 1995 totalled $929,000. The Company has no further option to extend the lease, but does have a right of first offer if the building is offered for sale.

    Pursuant to the terms of the Merger Agreement between the Company and KnowledgeWare, in December 1994 the Company entered into a three-year Consultation Agreement with Mr. Francis A. Tarkenton (who served as the Chairman and Chief Executive Officer of KnowledgeWare prior to the Company's acquisition of KnowledgeWare on November 30, 1994). Pursuant to this Consultation Agreement, Mr. Tarkenton receives a monthly fee of $25,000 for the term of the agreement. In consideration for such fee, Mr. Tarkenton serves in an advisory capacity to the President of the Company for the purpose of making certain financial and strategic recommendations regarding the Company's applications development business, and, at the request of the Company's President, is required to represent the Company in certain mergers and acquisitions and at trade shows, user group meetings, quota clubs, professional association meetings and meetings with prospective and current clients. In addition, Mr. Tarkenton receives an allowance of $3,000 per month for office and secretarial assistance relating to the performance of his duties under the agreement. The agreement may be terminated by Mr. Tarkenton at any time. During the three-year term, Mr. Tarkenton also receives $10,000 per year as an employee of the Company in order to meet certain obligations to Mr. Tarkenton in effect prior to November 30, 1994, which amount is deducted from amounts paid under the Consultation Agreement. For a discussion of Common Stock beneficially owned by Mr. Tarkenton, see "Item 12. Security Ownership of Certain Beneficial Owners and Management."

    For a discussion of transactions involving Sterling L. Williams, Sam Wyly, Charles J. Wyly, Jr. or Evan A. Wyly, see "Item 11. Executive Compensation -- Executive and Stock Option Committee Interlocks and Insider Participation."

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A, Amendment No. 1 to its Annual Report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized.


                              STERLING SOFTWARE, INC.


Date:  January 29, 1996       By:  /s/ GEORGE H. ELLIS
                                   -------------------
                                 George H. Ellis
                                 Executive Vice President, Finance
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)