Form 10-Q
period 1995-12-31
STERLING SOFTWARE INC
filed 1996-02-13
CIK 716714

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
   (Mark One)
       (X)     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1995

                                      or

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

                   8080 North Central Expressway, Suite 1100
                              Dallas, Texas 75206
                   (Address of principal executive offices)
                                  (Zip Code)

                                (214) 891-8600
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X                  No
                                        -----                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title                      Shares Outstanding as of February 9, 1996
------------------------------         -----------------------------------------
 Common Stock, $0.10 par value                         30,413,099

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

                         Index to Financial Statements

                                                                                        Page
                                                                                        ----
Sterling Software, Inc. Consolidated Balance Sheets at December 31, 1995 and
  September 30, 1995...................................................................   3

Sterling Software, Inc. Consolidated Statements of Operations for the Three
  Months Ended December 31, 1995 and 1994..............................................   4

Sterling Software, Inc. Consolidated Statements of Stockholders' Equity for the Three
  Months Ended December 31, 1995 and 1994..............................................   5

Sterling Software, Inc. Consolidated Statements of Cash Flows for the Three Months
  Ended December 31, 1995 and 1994.....................................................   6

Sterling Software, Inc. Notes to Consolidated Financial Statements.....................   7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 5.   Other Information
                                                                                        Page
                                                                                        ----
Pro Forma Financial Data...............................................................  23

Item 6.  Exhibits and Reports on Form 8-K..............................................  29

                            STERLING SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share information)

                                    ASSETS
                                                                                 December 31    September 30
                                                                                     1995           1995
                                                                                -------------  --------------
                                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents..................................................     $ 93,977        $179,305
  Marketable securities......................................................      142,562          61,341
  Accounts and notes receivable, net.........................................      176,266         183,734
  Deferred income taxes......................................................        1,890           1,890
  Prepaid expenses and other current assets..................................       19,416          17,784
                                                                                  --------        --------
    Total current assets.....................................................      434,111         444,054

Property and equipment, net of accumulated depreciation of $62,945 at
  December 31, 1995 and $59,716 at September 30, 1995........................       70,418          68,412

Computer software, net of accumulated amortization of $110,319 at
  December 31, 1995 and $104,813 at September 30, 1995.......................       88,602          80,966

Excess cost over net assets acquired, net of accumulated amortization of
  $24,946 at December 31, 1995 and $23,362 at September 30, 1995.............       84,337          85,903

Noncurrent deferred income taxes.............................................        6,582          17,960

Other assets.................................................................       18,447          16,885
                                                                                  --------        --------
                                                                                  $702,497        $714,180
                                                                                  ========        ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt..........................................     $  5,700        $  5,871
  Income taxes payable.......................................................        2,500           4,679
  Accounts payable and accrued liabilities...................................       99,631         114,391
  Deferred revenue...........................................................       93,188          96,708
                                                                                  --------        --------
    Total current liabilities................................................      201,019         221,649
Long-term debt...............................................................      116,647         116,668
Other noncurrent liabilities.................................................       25,708          27,525
Commitments and contingencies (Note 5).......................................

Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000 shares authorized
  Common stock, $.10 par value; 75,000,000 shares authorized; 27,413,000 and 26,529,000 shares issued at December 31, 1995
    and September 30, 1995, respectively.....................................        2,741           2,653
  Additional paid-in capital.................................................      356,747         336,752
  Retained earnings..........................................................       30,822           9,515
  Less treasury stock, at cost: 748,000 and 56,000 shares at
    December 31, 1995 and September 30, 1995, respectively...................      (31,187)           (582)
                                                                                  --------        --------
      Total stockholders' equity.............................................      359,123         348,338
                                                                                  --------        --------
                                                                                  $702,497        $714,180
                                                                                  ========        ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share information)
                                  (Unaudited)

                                                                         Three Months
                                                                       Ended December 31
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
Revenue:
  Products......................................................     $ 52,375     $ 49,551
  Product support...............................................       44,671       34,671
  Services......................................................       51,606       42,196
                                                                     --------     --------
                                                                      148,652      126,418
Costs and expenses:
  Cost of sales:
    Products and product support................................       18,892       16,011
    Services....................................................       30,771       26,499
                                                                     --------     --------
                                                                       49,663       42,510
  Product development and enhancement...........................        9,360        9,446
  Selling, general and administrative...........................       58,932       49,015
  Restructuring charge..........................................                    19,512
  Purchased research and development............................                    62,000
                                                                     --------     --------
                                                                      117,955      182,483
                                                                     --------     --------

Income (loss) before other income (expense) and income taxes....       30,697      (56,065)

Other income (expense):
  Interest expense..............................................       (1,851)      (1,990)
  Investment income.............................................        3,121          888
  Other.........................................................          317         (136)
                                                                     --------     --------
                                                                        1,587       (1,238)
                                                                     --------     --------

Income (loss) before income taxes...............................       32,284      (57,303)
Provision for income taxes......................................       10,977        4,352
                                                                     --------     --------
Net income (loss)...............................................       21,307      (61,655)

Preferred stock dividends.......................................                        49
                                                                     --------     --------
Income (loss) applicable to common stockholders.................     $ 21,307     $(61,704)
                                                                     ========     ========
Income (loss) per common share:
  Net income (loss):
    Primary.....................................................         $.72       $(2.87)
                                                                     ========     ========
    Fully diluted...............................................         $.66       $(2.87)
                                                                     ========     ========
Average common shares outstanding...............................       26,630       21,476
                                                                     ========     ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Three Months Ended December 31, 1995 and 1994
                                (in thousands)
                                  (Unaudited)

                                       Preferred Stock    Common Stock                              Treasury Stock
                                       ---------------  ---------------                           -----------------
                                        Number          Number           Additional   Retained    Number                 Total
                                          of      Par     of       Par     Paid-in    Earnings      of               Stockholders'
                                        Shares   Value  Shares    Value    Capital    (Deficit)   Shares     Cost       Equity
                                        ------   -----  ------   ------  ----------   ---------   ------  ---------  -------------
Balance at September 30, 1994.......       200    $20   22,378   $2,238   $192,064    $    572    1,793   $(19,090)     $175,804
   Net loss.........................                                                   (61,655)                          (61,655)
   Preferred stock dividends........                                                       (49)                              (49)
   Issuance of common stock
       and treasury stock for
       acquisition (Note 3).........                       720       72     56,260               (1,701)    18,111        74,443
   Common stock issuance
       costs........................                                          (689)                                         (689)
   Issuance of common stock
       pursuant to stock options
       and warrants.................                       179       18      2,821                                         2,839
   Issuance of common stock
       to retirement plan...........                                            55                   (4)        39            94
   Other............................                                                       326                               326
                                           ---    ---   ------   ------   --------    --------   ------   --------      --------
Balance at December 31, 1994........       200    $20   23,277   $2,328   $250,511    $(60,806)      88   $   (940)     $191,113
                                           ===    ===   ======   ======   ========    ========   ======   ========      ========
Balance at September 30, 1995.......                    26,529   $2,653   $336,752    $  9,515       56   $   (582)     $348,338
   Net income.......................                                                    21,307                            21,307
   Purchase of common stock
       for treasury.................                                                                700    (30,931)      (30,931)
   Issuance of common stock
       pursuant to stock options
       and warrants.................                       880       88     19,933                                        20,021
   Issuance of common stock
       pursuant to conversion of
       5.75% Debentures.............                         4                 105                                           105
   Issuance of common stock
       to retirement plan...........                                           (40)                  (8)       326           286
   Other............................                                            (3)                                           (3)
                                                        ------   ------   --------    --------   ------   --------      --------
Balance at December 31, 1995........                    27,413   $2,741   $356,747    $ 30,822      748   $(31,187)     $359,123
                                                        ======   ======   ========    ========   ======   ========      ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                              Three Months
                                                                                            Ended December 31
                                                                                          --------------------
                                                                                             1995       1994
                                                                                          ---------   --------
Operating activities:
   Net income (loss)..................................................................    $  21,307   $(61,655)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization................................................       12,592     11,008
         Provision for losses on accounts receivable..................................        1,331      1,500
         Provision for deferred income taxes..........................................        8,477      3,008
         Purchased research and development...........................................                  62,000
         Write-down of property and equipment and other assets........................                   2,242
         Write-down of purchased and capitalized computer software costs..............                   6,215
         Changes in operating assets and liabilities, net of effects of business acquisitions:
                 Decrease (increase) in accounts and notes receivable.................        1,163     (5,020)
                 Increase in prepaids and other assets................................       (1,912)    (2,033)
                 Decrease in accounts payable, accrued liabilities and income taxes
                    payable...........................................................      (15,152)    (1,122)
                 Increase (decrease) in deferred revenue..............................       (2,590)     4,744
                 Other................................................................       (2,545)       818
                                                                                          ---------   --------
                     Net cash provided by operating activities........................       22,671     21,705

Investing activities:
   Purchases of property and equipment................................................       (6,725)   (14,165)
   Purchases and capitalized cost of development of computer software.................       (6,251)    (4,158)
   Business acquisitions, net of cash acquired........................................       (7,186)    (7,169)
   Purchases of investments...........................................................     (124,326)   (21,281)
   Proceeds from sales of investments.................................................       43,030      8,661
   Other..............................................................................          181        205
                                                                                          ---------   --------
                     Net cash used in investing activities............................     (101,277)   (37,907)
Financing activities:
   Acquisition of common stock for treasury...........................................      (30,931)
   Retirement and redemption of debt and capital lease obligations....................       (3,186)    (4,596)
   Proceeds from issuance of debt.....................................................        2,729      8,960
   Proceeds from sales of installment and lease contracts receivable..................        3,965      4,233
   Preacquisition advances to business acquired.......................................                  (4,435)
   Proceeds from issuance of common stock pursuant to stock options and
      warrants........................................................................       20,021      2,839
   Other..............................................................................          798         86
                                                                                          ---------   --------
                     Net cash provided by financing activities........................       (6,604)     7,087

Effect of foreign currency exchange rate changes on cash..............................         (118)       141
                                                                                          ---------   --------
Increase (decrease) in cash and cash equivalents......................................      (85,328)    (8,974)
Cash and cash equivalents at beginning of period......................................      179,305    101,893
                                                                                          ---------   --------
Cash and cash equivalents at end of period............................................       93,977     92,919
                                                                                          =========   ========
Supplemental cash flow information:
   Interest paid......................................................................    $     370   $    237
                                                                                          =========   ========
   Income taxes paid..................................................................    $     866   $  1,851
                                                                                          =========   ========
   Income tax refunds.................................................................    $     387   $    371
                                                                                          =========   ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995
                                  (Unaudited)

1. Summary of Significant Accounting Policies

   Basis of Presentation

   The consolidated financial statements include the accounts of Sterling Software, Inc. and its wholly owned subsidiaries ("Sterling Software", "Sterling" or the "Company") after elimination of all significant intercompany balances and transactions. Certain amounts for periods ended prior to December 31, 1995 have been reclassified to conform to the current year presentation. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies at December 31, 1995 and September 30, 1995 and the results of operations for the three months ended December 31, 1995 and 1994, respectively. While management has based its assumptions and estimates on the facts and circumstances known at December 31, 1995, final amounts may differ from such estimates.

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


3. Proposed Subsidiary Initial Public Offering and Distribution

   Sterling Commerce, Inc. ("SCI"), a wholly owned subsidiary of Sterling Software, has filed a Registration Statement on Form S-1 (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") for the purpose of effecting an initial public offering (the "Offering") of up to 13,800,000 shares (the "Shares") of common stock, par value $.01 per share, of SCI ("SCI Common Stock"). In the Registration Statement, SCI has preliminarily estimated that the initial public offering price will be between $20.00 and $22.00 per Share. In the Offering, up to 12,000,000 Shares are to be sold by Sterling Software and 1,800,000 Shares are to be sold by SCI. Following completion of the Offering as presently contemplated, Sterling Software would own approximately 84.0% of the outstanding SCI Common Stock (approximately 81.6% if the over-allotment options to be granted by Sterling Software to the underwriters are exercised in full). The Offering is expected to be completed in the second quarter of fiscal 1996.

   Sterling Software incorporated SCI as a Delaware corporation in December 1995. In contemplation of the Offering, among other things, (i) Sterling Software will cause to be transferred to SCI all of the issued and outstanding shares of capital stock of the subsidiaries through which SCI will conduct its business, which subsidiaries include all of the subsidiaries comprising
Sterling Software's Electronic Commerce Group, (ii) Sterling Software will cause to be transferred to SCI certain assets relating to the electronic commerce business conducted by Sterling Software's International Group and certain assets relating to the electronic commerce business conducted by Sterling Software's Federal Systems Group, and (iii) SCI will enter into contractual arrangements with Sterling Software related to space sharing, tax allocations, international marketing and certain services.

   Following the completion of the Offering, Sterling Software intends to distribute pro rata to its stockholders as a dividend the remaining shares of SCI Common Stock by means of a tax-free distribution (the "Distribution"). The Distribution will be subject to certain conditions, including (i) approval by Sterling Software's stockholders of both the Distribution and a new Sterling Software stock option plan under which the total number of shares of the Company's $0.10 par value common stock ("Sterling Common Stock") available for issuance will be not less than 20% of the total number of such shares then outstanding and (ii) the declaration by Sterling Software's Board of Directors of a dividend of the shares of SCI Common Stock then owned by Sterling Software. Such declaration will be conditioned upon the receipt of a favorable ruling from the Internal Revenue Service (the "IRS") as to the tax-free nature of the Distribution and the absence of any change in market conditions or other circumstances that would cause the Board of Directors of Sterling Software to conclude that the Distribution is not in the best interests of the stockholders of Sterling Software. Sterling Software has applied to the IRS for a ruling as to the tax-free nature of the Distribution. It is presently anticipated that the Distribution will occur prior to September 30, 1996.

   In connection with the proposed Offering, Sterling Software has approved the acceleration of substantially all outstanding options granted under Sterling Software's existing stock option plans, effective as of the completion of the Offering. If all options and warrants to purchase Sterling Common Stock outstanding at January 31, 1996 were exercised, an additional 8,512,000 shares of Sterling Common Stock would be issued and outstanding, with resulting proceeds to the Company of approximately $269,710,000. There can be no assurance, however, as to whether or when any of such options or warrants will be exercised.

   As of the date hereof, no assurance can be given that (i) the Offering will be completed or, if completed, will be completed on the terms, including the assumed public offering price of the SCI Common Stock, described in this report or (ii) each of the conditions described above to the Distribution will be satisfied.

   The Company has included pro forma financial statements in Part II, Item 5 of this Form 10-Q to illustrate the effects of the proposed Distribution and the redemption and conversion of the Company's 5.75% Convertible Subordinated Debentures. See Note 7.


4. Business Combination

   On November 30, 1994, Sterling Software acquired KnowledgeWare, Inc. ("KnowledgeWare"), a Georgia corporation based in Atlanta, Georgia which was a provider of applications development software and services, for approximately $106 million, in a stock-for-stock acquisition (the "Merger"). In connection with the Merger, the Company issued approximately 2,421,000 shares of Sterling Common Stock valued at approximately $74,443,000 and reserved approximately 340,000 shares of Sterling Common Stock for issuance upon exercise of KnowledgeWare's options and warrants. In addition, the Company incurred cash costs directly related to the Merger of approximately $31,672,000. The Merger, which was accounted for as a purchase, was completed pursuant to the terms of an Amended and Restated Agreement and Plan of Merger dated as of August 31, 1994, as amended (the "Merger Agreement"), among the Company, SSI Corporation, a Georgia corporation and a wholly owned subsidiary of the Company ("Merger Sub"), and KnowledgeWare. Of the 2,421,000 shares of Sterling Common Stock issued, approximately 484,800 shares were placed in escrow (the "Escrowed Shares") to cover certain losses that may result in connection with any pending or threatened litigation, action, claim, proceeding, dispute or investigation ("Actions") (including amounts paid in settlement) to which the Company is entitled to indemnification pursuant to the terms of the Merger Agreement. The Company has entered into settlement agreements for all pending private civil actions and all of the Escrowed Shares have been distributed pursuant to the indemnification provisions of the Merger Agreement. See Note 5.

   The operating results of KnowledgeWare are included in the Company's results of operations from the date of the Merger. In addition, the results of operations for the first quarter of 1995 include $62,000,000 of purchased research and development costs, which is the portion of the purchase price attributed to in-process research and development and which is charged to expense in accordance with purchase accounting. The $62,000,000 charge has no related tax benefit. The results of operations also include a charge for restructure costs of $19,512,000 to integrate KnowledgeWare's business into the Company's operations.


5. Commitments and Contingencies

   The Company is subject to certain legal proceedings and claims that arise in the ordinary conduct of its business. In the opinion of management, the amount of ultimate liability with respect to these actions, net of applicable reserves, will not materially affect the financial condition or results of operations of the Company.

   KnowledgeWare, which was acquired on November 30, 1994, has been subject to certain legal proceedings and claims in connection with KnowledgeWare's restatement of its financial results for the first three quarters of its 1994 fiscal year and its financial results for its full 1994 fiscal year involving, among other claims, allegations of federal and state securities fraud, breach of contract, breach of fiduciary duty by former officers and directors of

KnowledgeWare, common law fraud and RICO violations under Federal and State law. The Company has settled two of those legal proceedings, which were class actions, for cash paid by KnowledgeWare's insurance carriers and for the proceeds from the sale of approximately 278,000 of the 484,000 Escrowed Shares described in Note 4, above. The Company has entered into settlement agreements with respect to the five remaining proceedings against KnowledgeWare for an aggregate of approximately $15.6 million, subject to certain possible adjustments which would reduce that amount. The Company was entitled to reimbursement from the Escrowed Shares for a major portion of such amounts. In addition, the Commission has entered an Order Directing Private Investigation and Directing Officers to take Testimony related to trading in KnowledgeWare securities from July 1, 1992 through the time of the Merger, KnowledgeWare's compliance with filing and reporting procedures and/or accuracy of its public disclosures, and KnowledgeWare's recordkeeping and accounting controls.

   Unless appeals are filed in the two class action claims referred to above, the final settlement of which is a condition of the other described settlements, all pending private civil actions against KnowledgeWare filed in connection with KnowledgeWare's restatement of its financial results for the first three quarters of its 1994 fiscal year and its financial results for its full 1994 fiscal year will have been resolved prior to the end of the Company's second fiscal quarter. The Commission continues its formal investigation.

   The Company's management believes that, in view of its indemnification from the Escrowed Shares and after giving effect to applicable reserves, the settlements described above and the ultimate resolution of the Commission's investigation will not materially affect the financial condition or results of operations of Sterling Software.


6. Segment Information

   The Company acquires, develops, markets and supports a broad range of computer software products and services in four major markets classified as Electronic Commerce, Systems Management, Federal Systems and Applications Management. Each major market is represented by independently operated business groups. The Electronic Commerce Group provides software and services to facilitate electronic commerce, defined by the Company as the worldwide electronic interchange of business information, including electronic data interchange software and services, data communications software and electronic payments software for financial institutions. The Systems Management Group provides enterprise-wide systems management software for large computing environments. The Federal Systems Group provides highly technical services to the federal government under several multi-year contracts primarily in support of National Aeronautics and Space Administration ("NASA") aerospace research projects and secure communications systems for the Department of Defense. The Applications Management Group focuses exclusively on the applications management market. The group provides products for developing new applications and revitalizing existing applications and consulting services to ensure that customers are successful using the applications management products. A fifth business group, the International Group, is responsible for sales and first level support of the Company's products outside North America. International Group operating results are included, as applicable, in the Company's Electronic Commerce, Systems Management and Applications Management segments in the business segment tables contained herein. International Group revenue of $38,190,000 and $32,034,000 and operating profit of $5,437,000 and $6,339,000 for the three months ended December 31, 1995 and 1994, respectively, have been allocated to the business segments.

   Financial information concerning the Company's operations, by business segment, for the three months ended December 31, 1995 and 1994, restated to conform to the current year presentation, is summarized as follows (in thousands):

                                                                Three Months
                                                             Ended December 31
                                                            -------------------
                                                              1995       1994
                                                            --------   --------
     Revenue:
       Electronic Commerce.............................     $ 59,953   $ 47,905
       Systems Management..............................       35,210     33,374
       Federal Systems.................................       26,262     23,665
       Applications Management.........................       26,459     20,010
       Corporate and other.............................          768      1,464
                                                            --------   --------
       Consolidated totals.............................     $148,652   $126,418
                                                            ========   ========

     Operating Profit (Loss):
       Electronic Commerce.............................     $ 20,533   $ 12,752
       Systems Management..............................       11,625     11,136
       Federal Systems.................................        2,300      1,526
       Applications Management.........................        3,859      4,491
       Restructuring charge............................                 (19,512)
       Purchased research and development..............                 (62,000)
       Corporate and other.............................       (7,620)    (4,458)
                                                            --------   --------
          Consolidated totals..........................     $ 30,697   $(56,065)
                                                            ========   ========

   The amounts presented for "Corporate and other" include corporate expense, inter-segment eliminations and the results of operations of the Company's retail software division.


7. Redemption and Conversion of 5.75% Convertible Subordinated Debentures

   On December 20, 1995, the Company gave notice of the redemption of all of the $114,922,000 then outstanding principal amount of its 5.75% Convertible Subordinated Debentures due February 1, 2003 (the "Debentures"). The effective date of the redemption was February 12, 1996 (the "Redemption Date"). The Debentures were convertible into shares of Sterling Common Stock. Approximately $114,912,000 principal amount of the Debentures was presented for conversion. In addition, approximately $78,000 principal amount of the Debentures had been converted prior to the announcement of the Redemption. As of February 5, 1996 approximately 4,056,000 shares of Sterling Common Stock had been issued upon conversion of the Debentures. Approximately $10,000 principal amount of Debentures was redeemed for cash on February 12, 1996. If the conversion had taken place at October 1, 1995 supplemental primary earnings per share would have been $.68 for the three months ended December 31, 1995.


8. Share Repurchase Program

   On October 2, 1995, the Company renewed a share repurchase program pursuant to which it may repurchase shares of Sterling Common Stock from time to time through open market transactions. Through December 31, 1995, 699,500 shares of Sterling Common Stock were repurchased at an aggregate amount of approximately $30,931,000. Since December 31, 1995 and through February 9, 1996, approximately 429,400 shares of Sterling Common Stock were repurchased at an aggregate amount of approximately $22,256,000. Any further purchases of Sterling Common Stock pursuant to this program will be made solely at the Company's discretion and may be discontinued at any time without prior notice.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Merger with KnowledgeWare, Inc.

   On November 30, 1994, Sterling Software, Inc. ("Sterling Software", "Sterling" or the "Company") acquired KnowledgeWare, Inc. ("KnowledgeWare"), a Georgia corporation based in Atlanta, Georgia which was a provider of applications development software and services, for approximately $106 million, in a stock-for-stock acquisition (the "Merger"). The operating results of KnowledgeWare are included in the Company's results of operations from the date of the Merger. See Note 4 of "Notes to Consolidated Financial Statements" and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

   The Company's restructuring charge in the first quarter of 1995 related to the combining of the companies was $19,512,000, consisting of employee termination costs, write-offs of software products which will not be actively marketed, elimination of duplicate facilities and equipment, and out-of-pocket and other costs related to the reorganization.

   Of the total restructuring charge of $19,512,000, approximately $8,377,000 is a non-cash charge and the remaining $11,135,000 requires cash outlays, of which substantially all have been expended. Future cash expenditures related to the restructuring are anticipated to be made from cash generated from operations. The Company does not expect to incur costs related to the restructure in excess of the amount charged to operations in the first quarter of 1995.

Three Months Ended December 31, 1995 and 1994

   Revenue increased $22,234,000, or 18%, in the first quarter of 1996 over the same period of 1995. The Electronic Commerce Group ("ECG") revenue increased $12,048,000, or 25%, on the strength of a 31% increase in network services revenue, an 18% increase in product revenue and a 28% increase in product support revenue. The increased network services revenue was due to an increase in the network services customer base, primarily in the grocery, hardlines and retail vertical markets, and increases in the network processing volume for existing customers. The increase in ECG product revenue is the result of increased revenue in the group's communications and interchange software product lines partially offset by a decline in revenue from the federal government of $839,000, or 68%, due to the federal government shutdown during the three months ended December 31, 1995. ECG product support revenue increased primarily as a result of an increase in the installed customer base across all three product lines and price increases for some products. The Systems Management Group ("SMG") revenue increased $1,836,000, or 6%. SMG's product and product support revenue increased across the operations management and storage management product lines. This increase was partially offset by a revenue decline in the VM software product line due to the continuing trend of consolidation and downsizing by customers using the VM operating system. The Applications Management Group ("AMG") revenue increased $6,449,000, or 32%, due to businesses acquired in the Merger. AMG's product revenue declined 11% in the first quarter of 1996 over the first quarter of 1995. In the first quarter of 1995, the group's operations outside of North America closed several large contracts which were not repeated in the first quarter of 1996 and subsequent to the Merger there was a reduced marketing and sales emphasis on certain products which became non-strategic after the Merger. As a direct result of the acquisition, product support and consulting services revenue increased 99% and 61% respectively in the first quarter of 1996 versus the same quarter of 1995. The Federal Systems Group ("FSG") revenue increased $2,597,000, or 11%, due to higher contract billings in the Information Technology Division offset in part by lower contract billings due to the completion of certain contracts at NASA. Revenue from outside North America represented approximately 26% of the Company's revenue in the first quarter of 1996 compared to 25% in the first quarter of 1995. Approximately 43% of the Company's total product revenue was generated from non-mainframe products. This compares with 37% in the first quarter of 1995.

   Total costs and expenses decreased $64,528,000, primarily due to a $62,000,000 charge in the first quarter of 1995 for the portion of the purchase price of KnowledgeWare attributed to in-process research and development and to a $19,512,000 charge for restructuring in the first quarter of 1995 resulting from the Merger. Total cost of sales increased $7,153,000, or 17%, on an 18% increase in revenue. Product development expense for the first quarter of 1996 was $9,360,000, net of $6,066,000 of capitalized software costs as compared to first quarter of 1995 product development expense of $9,446,000, net of $4,146,000 of capitalized software costs. The increase in gross product development expense is primarily due to more projects in development and higher costs in the first quarter of 1996 than in the same period of 1995 resulting from the businesses acquired November 30, 1994. Total capitalized costs represented 39% and 31% of total development expense in the first quarter of 1996 and 1995 respectively. Product development expense and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects which are in process. Selling, general and administrative expense increased $9,917,000, or 20%, primarily due to businesses acquired in the Merger and due to increased headcount in ECG and International Group ("IG") to support the continuing growth of the Company.

   Investment income increased $2,233,000 as a result of higher average balances of investments in marketable securities. The income before income taxes was $32,284,000 in the first quarter of 1996 as compared to a loss before income taxes of $57,303,000 in the first quarter of 1995. Excluding the $62,000,000 non-recurring charge for purchased research and development and the $19,512,000 non-recurring charge for restructuring, income before income taxes increased $8,075,000, or 33%, primarily due to higher operating profits in ECG, up 61%, FSG, up 51%, and SMG, up 4%, partially offset by a 14% decline in AMG's operating profit resulting from the inclusion of the full operating costs of the businesses acquired in the first quarter of 1995.

Liquidity and Capital Resources

   The Company maintained a strong liquidity and financial position with $233,092,000 of working capital at December 31, 1995, which includes $93,977,000 of cash and cash equivalents and $142,562,000 of marketable securities. Net cash flows from operations was $22,671,000 in the first quarter of 1996 as compared to $21,705,000 in the first quarter of 1995. Cash generated from higher operating profits was offset in part by cash paid to settle current liabilities at the end of 1995 and the repurchase of the Company's $0.10 par value Common Stock ("Sterling Common Stock"). Days sales outstanding at December 31, 1995 measured on a quarterly basis was 107 versus 96 at September 30, 1995 and 103 at December 31, 1994. The increase in days sales outstanding in the first quarter is consistent with historical trends. Cash flows from operations and available cash balances were used to fund operations, marketable securities purchases and capital expenditures, including software additions.

   On December 20, 1995, the Company gave notice of the redemption of all of the $114,922,000 then outstanding principal amount of its 5.75% Convertible Subordinated Debentures due February 1, 2003 (the "Debentures"). The effective date of the redemption was February 12, 1996 (the "Redemption Date"). The Debentures were convertible into shares of Sterling Common Stock. Approximately $114,912,000 principal amount of the Debentures was presented for conversion. In addition, approximately $78,000 principal amount of the Debentures had been converted prior to the announcement of the Redemption. As of February 5, 1996 approximately 4,056,000 shares of Sterling Common Stock had been issued upon conversion of the Debentures. Approximately $10,000 principal amount of Debentures was redeemed for cash on February 12, 1996. The conversion of the Debentures will reduce the Company's interest charges by approximately $1,700,000 per quarter.

   At December 31, 1995, after the utilization of $1,659,000 for standby letters of credit, $33,341,000 was available for borrowing on the Company's $35 million revolving credit and term loan agreement. Certain of the Company's foreign subsidiaries have separate lines of credit available for foreign exchange exposure management and working capital requirements. These lines of credit are guaranteed by the U.S. parent company. At December 31, 1995, $5,633,000 was outstanding pursuant to foreign lines of credit and $16,615,000 was available for borrowing thereunder.

   On October 2, 1995, the Company renewed a share repurchase program pursuant to which it may repurchase shares of Sterling Common Stock from time to time through open market transactions. Through December 31, 1995, 699,500 shares of Sterling Common Stock were repurchased at an aggregate amount of approximately $30,931,000. Since December 31, 1995 and through February 9, 1996, approximately 429,400 shares of Sterling Common Stock were repurchased at an aggregate amount of approximately $22,256,000.

   At December 31, 1995, the Company's capital resource commitments consisted of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations primarily from internally generated funds. No significant commitments exist for future capital expenditures. The Company believes available balances of cash, cash equivalents and short-term investments combined with cash flows from operations and amounts available under credit and term loan agreements are sufficient to meet the Company's cash requirements for the foreseeable future.

Proposed Subsidiary Initial Public Offering and Distribution

   Sterling Commerce, Inc. ("SCI"), a wholly owned subsidiary of Sterling Software has filed a Registration Statement on Form S-1 (the "Registration Statement") with the Securities and Exchange Commission (the "Commission"), for the purpose of effecting an initial public offering (the "Offering") of up to 13,800,000 shares (the "Shares") of common stock, par value $.01 per share of SCI ("SCI Common Stock"). In the Registration Statement, SCI has preliminarily estimated that the initial public offering price will be between $20.00 and $22.00 per Share. In the Offering, up to 12,000,000 Shares are to be sold by Sterling Software and 1,800,000 Shares are to be sold by SCI. Following completion of the Offering as presently contemplated, Sterling Software would own approximately 84.0% of the outstanding SCI Common Stock (approximately 81.6% if the over-allotment options to be granted by Sterling Software to the underwriters are exercised in full). The Offering is expected to be completed in the second quarter of fiscal 1996. Sterling Software presently intends to use the proceeds that it would receive upon the completion of the Offering for working capital and other general corporate purposes, including, but not limited to, possible acquisitions of software assets and companies.

   Sterling Software incorporated SCI as a Delaware corporation in December 1995. In contemplation of the Offering, among other things, (i) Sterling Software will cause to be transferred to SCI all of the issued and outstanding shares of capital stock of the subsidiaries through which SCI conducts its business, which subsidiaries include all of the subsidiaries previously comprising Sterling Software's Electronic Commerce Group, (ii) Sterling Software will cause to be transferred to SCI certain assets relating to the electronic commerce business previously conducted by Sterling Software's International Group and certain assets relating to the electronic commerce business previously conducted by Sterling Software's Federal Systems Group, and (iii) SCI will enter into contractual arrangements with Sterling Software related to space sharing, tax allocations, international marketing and certain services among others.

   Following the completion of the Offering, Sterling Software intends to distribute pro rata to its stockholders as a dividend the remaining shares of SCI Common Stock by means of a tax-free distribution (the "Distribution"). The Distribution will be subject to certain conditions, including (i) approval by Sterling Software's stockholders of both the Distribution and a new Sterling Software stock option plan under which the total number of shares of Sterling Common Stock available for issuance will be not less than 20% of the total number of such shares then outstanding and (ii) the declaration by Sterling Software's Board of Directors of a dividend of the shares of SCI Common Stock then owned by Sterling Software. Such declaration will be conditioned upon the receipt of a favorable ruling from the Internal Revenue Service (the "IRS") as to the tax-free nature of the Distribution and the absence of any change in market conditions or other circumstances that would cause the Board of Directors of Sterling Software to conclude that the Distribution is not in the best interests of the stockholders of Sterling Software. Sterling Software has applied to the IRS for a ruling as to the tax-free nature of the Distribution. It is presently anticipated that the Distribution will occur prior to September 30, 1996.

   In connection with the proposed Offering, Sterling Software has approved the acceleration of substantially all outstanding options granted under Sterling Software's existing stock option plans, effective as of the completion of the Offering. If all options and warrants to purchase Sterling Common Stock outstanding at January 31, 1996 were exercised, an additional 8,512,000 shares of Sterling Common Stock would be issued and outstanding, with resulting proceeds to the Company of approximately $269,710,000. There can be no assurance, however, as to whether or when any of such options or warrants will be exercised.

   As of the date hereof, no assurance can be given that (i) the Offering will be completed or, if completed, will be completed on the terms, including the assumed public offering price of the SCI Common Stock, described in this report or (ii) each of the conditions to the Distribution will be satisfied.

   The Company has included pro forma financial statements in Part II, Item 5 of this Form 10-Q to illustrate the effects of the proposed Distribution and the redemption and conversion of the Company's 5.75% Convertible Subordinated Debentures.

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     On November 30, 1994, Sterling Software, Inc. ("Sterling", "Sterling Software" or the "Company") acquired KnowledgeWare, Inc. ("KnowledgeWare"), in a stock-for-stock acquisition described in more detail in Note 4 under "Notes to Consolidated Financial Statements" in Part I of this Report. In connection with that transaction, Sterling Software placed 484,800 shares of its common stock in escrow (the "Escrowed Shares") to cover certain losses that may result in connection with any pending or threatened litigation, action, claim, proceeding, dispute or investigation (including amounts paid in settlement) to which Sterling Software is entitled to indemnification pursuant to the terms of the merger agreement providing for the acquisition. A number of lawsuits were filed against KnowledgeWare and certain of its former officers and directors alleging violations of securities laws and related laws.

     On December 18, 1991, a complaint ("KnowledgeWare I") was filed in the United States District Court for the Northern District Of Georgia, Atlanta Division (the "Georgia Court") which consolidated and amended several class action lawsuits previously filed against KnowledgeWare and certain of its former officers and directors in October 1991. KnowledgeWare I was a class action lawsuit alleging violations of Sections 20 and 10 (b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 under the Exchange Act. The complaint alleged KnowledgeWare misrepresented or failed to disclose material facts which would have a material adverse impact on KnowledgeWare or approved such misrepresentations and omissions. The complaint sought compensatory damages and reimbursements for the plaintiffs' fees and expenses. In April 1994, the Georgia Court approved a settlement of the 1991 class action. However, on August 30, 1994, the plaintiffs in KnowledgeWare I filed motions alleging that the proposed business combination between KnowledgeWare and Sterling and an announcement by KnowledgeWare that it modified its accounting policy for revenue recognition and restated financial results for the first three quarters of fiscal year 1994 had substantially reduced the value of warrants (the "Warrants") available to the plaintiffs under the settlement agreement.

     In August and September, 1994, eight lawsuits were filed against KnowledgeWare and certain of its former directors and officers in the Georgia Court. Subsequently, these lawsuits were consolidated ("KnowledgeWare II"). KnowledgeWare II was a class action on behalf of KnowledgeWare stockholders alleging violations of Sections 20 and 10 (b) of the Exchange Act, and Rule 10b-5 under the Exchange Act. The alleged factual basis underlying KnowledgeWare II was the plaintiffs' allegation that KnowledgeWare and the individual defendants actively misrepresented or failed to disclose the actual financial condition of KnowledgeWare throughout fiscal year 1994 and that the value of KnowledgeWare common stock was artificially inflated as a result of such misrepresentations or failures to disclose. The plaintiffs in KnowledgeWare II sought compensatory damages and reimbursement for the plaintiffs' fees and expenses.

     On October 25, 1995, Sterling and the defendants in KnowledgeWare I and KnowledgeWare II entered into settlement agreements to resolve KnowledgeWare I and KnowledgeWare II for an aggregate of approximately $3.75 million in cash plus approximately 278,000 of the Escrowed Shares. The cash portion of the settlement was paid by KnowledgeWare's insurance carriers. Pursuant to the terms of the settlement agreements, the plaintiff class members in KnowledgeWare I are receiving $2.0 million of proceeds from the sale of Escrowed Shares in lieu of the Warrants. The plaintiff class members in KnowledgeWare II are receiving the remainder of the proceeds from the sale of Escrowed Shares included in the settlement and $3.75 million in cash, net of plaintiffs' attorneys fees and certain costs. On January 4, 1996, the Court granted final approval to the settlement of KnowledgeWare I and II.

     Three other lawsuits were filed against KnowledgeWare and certain of its former officers and directors in the United States District Court, District of Minnesota, Fourth Division. The first such suit, filed on January 19, 1995, was brought against KnowledgeWare by seven named plaintiffs, including Irwin L. Jacobs, who purchased 666,700 shares of KnowledgeWare common stock in a private placement (the "Jacobs Suit"). The second suit, filed on January 20, 1995, was brought against KnowledgeWare and its former directors and certain of its former officers by over twenty named plaintiffs who purchased shares of KnowledgeWare common stock on the open market on and after November 1993 (the "Second Jacobs Suit"). The third suit, filed on June 27, 1995, was brought by certain investment clients of Mitchell Hutchins Asset Management, Inc., who had purchased 177,000 shares of KnowledgeWare common stock in a private placement in January of 1994, against KnowledgeWare and certain of its former directors and officers (the "Compass Investors Suit"). These three suits were consolidated by court order on September 11, 1995.

     In the Jacobs Suit, the plaintiffs alleged that representations and warranties in the private placement agreement relating to the financial condition of KnowledgeWare were false and misleading in that they contained untrue statements or omitted to state material facts necessary to make the statements not misleading. The claims included breach of contract, violation of
Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, controlling person liability of the individual defendants under Section 20 of the Exchange Act and the Georgia and Minnesota Securities Acts, claims for violation of Section 18 of the Exchange Act, violations of the Minnesota Consumer Fraud Act, breaches of fiduciary duty by the individual defendants, common law fraud and claims for treble and punitive damages and attorneys' fees under Federal and Georgia RICO statutes. Actual damages claimed were in the approximate amount of $8.1 million, plus interest.

     In the Second Jacobs Suit, the plaintiffs alleged they purchased shares of KnowledgeWare common stock based on defendants' representations which allegedly contained untrue statements of material fact or omitted to state material facts necessary to make the statements not misleading. The claims in the Second Jacobs Suit for violation of law were substantially the same as those in the Jacobs Suit, except in the Second Jacobs Suit there was no claim for breach of contract. Plaintiffs sought to rescind the stock purchases, in the case of stock still held, or to recover rescissory damages in the aggregate amount of $5.8 million, plus interest and other relief.

     The plaintiffs in the Compass Investors Suit alleged claims substantially identical to those alleged in the Jacobs Suit, except in the Compass Investors Suit there was no claim for breach of fiduciary duty. Plaintiffs in the Compass Investors Suit sought compensatory damages of more than $2.0 million, treble and punitive damages, interest, attorneys' fees and expenses.

     On December 19, 1995, Sterling Software and the defendants entered into settlement agreements with respect to the Jacobs Suit, the Second Jacobs Suit and the Compass Investors Suit, pursuant to the terms of which KnowledgeWare will pay to certain plaintiffs in those actions approximately $12.2 million, less the amounts that other plaintiffs in those actions receive in the settlement of KnowledgeWare II. In connection with this settlement, on January 24, 1996, Sterling Software, acting under its indemnification rights, received the remaining 206,796 Escrowed Shares to reimburse it for a portion of the amounts paid in the settlement and for costs and expenses related to these and other claims, proceedings, disputes and investments for which Sterling Software is entitled to indemnification. This application of the remaining Escrowed Shares together with the use of Escrowed Shares to satisfy the settlements of KnowledgeWare I and KnowledgeWare II, described above, has utilized all the shares in the escrow.

     On September 9, 1994, a lawsuit (the "Ecta Suit") was filed against KnowledgeWare and certain of its former officers and directors in the Southern District of Iowa, Central Division (the "Iowa Court"). The Ecta Suit alleged violations of Section 10 (b) of the Exchange Act and Rule 10b-5 under the Exchange Act, Section 12 (2) of the Securities Act of 1933, violation of the Iowa Blue Sky Laws, fraud and breach of contract. The alleged factual basis underlying the Ecta Suit arose in connection with the purchase by KnowledgeWare of substantially all of the assets of ClearAccess Corporation (now known as Ecta Corporation) and Fairfield Software, Inc. (now known as Fairfield Development, Inc.) pursuant to an Asset Purchase Agreement dated May 26, 1994 (the "Acquisition Agreement"). The plaintiffs alleged that KnowledgeWare and the individual defendants misrepresented or failed to disclose the actual financial condition of KnowledgeWare, that the value of KnowledgeWare common stock was artificially inflated as a result of such misrepresentations or failures to disclose and that KnowledgeWare had breached certain warranties, representations and covenants made in the Acquisition Agreement. The Ecta Suit sought unspecified compensatory damages, rescission of the Acquisition Agreement and/or the sale of KnowledgeWare's securities issued pursuant thereto, punitive damages, prejudgment interest, and reimbursement of attorneys' fees and costs.

     On April 27, 1995, Gerald Caussade, a former employee of KnowledgeWare and a principal of Ecta Corporation and Fairfield Development, Inc. (plaintiffs in the Ecta Suit referred to above), filed suit (the "Caussade Suit") in the Iowa Court against KnowledgeWare, Donald Addington, Francis Tarkenton, Sterling Software, Inc., Werner Frank and Sterling Williams. The plaintiff claimed (a) breach of contract as a third party beneficiary under the Acquisition Agreement,
(b) as to the individual defendants, tortious interference with plaintiff's business relations with KnowledgeWare, (c) fraudulent misrepresentation and negligent misrepresentation in connection with his accepting employment with KnowledgeWare, (d) wrongful termination in violation of public policy in connection with his termination from employment and (e) breach of contract under his employment contract. Plaintiff sought unspecified compensatory damages, damages for emotional distress, punitive damages and interest and other costs.

     On December 26, 1995, Sterling Software and the defendants entered into a settlement agreement with respect to the Ecta Suit and the Caussade Suit. Pursuant to the terms of the settlement agreement with respect to the Ecta Suit and the Caussade Suit, KnowledgeWare will settle those actions by the payment of $3.4 million, less amounts received by plaintiffs in the Ecta Suit in the settlement of KnowledgeWare II. The settlement of these actions satisfies all remaining payment obligations with respect to the assets purchased by KnowledgeWare from the plaintiffs in the Ecta Suit, including product royalty obligations.

     Unless appeals are filed in KnowledgeWare I or KnowledgeWare II, the final settlement of which is a condition of the other described settlements, all pending private civil actions against KnowledgeWare filed in connection with KnowledgeWare's restatement of its financial results for the first three quarters of its 1994 fiscal year and its financial results for its full 1994 fiscal year will have been resolved prior to the Company's second fiscal quarter. The Securities and Exchange Commission continues its formal investigation previously reported in Sterling Software's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. See Note 5.

     Sterling Software's management believes that, in view of Sterling Software's indemnification from the Escrowed Shares and after giving effect to applicable reserves, the settlements described above and the ultimate resolution of the Securities and Exchange Commission's investigation will not materially affect the financial condition or results of operations of Sterling Software.

Item 5.  Other Information

Pro Forma Financial Data

     The pro forma financial statements included in this report illustrate the effects of the proposed Distribution (as such terms are defined in Note 3 to Notes to Consolidated Financial Statements included in Part I) and the conversion of the Company's 5.75% Convertible Subordinated Debentures due February 2, 2003 (the "Debentures"). The selected historical and pro forma financial data set forth below should be read in conjunction with Sterling Software's consolidated financial statements and the notes thereto, included in this report, and Sterling Software's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. The pro forma financial data for Sterling Software includes balance sheet information at December 31, 1995 and statements of operations for the three months ended December 31, 1995 and 1994.

                            STERLING SOFTWARE, INC.
                     PRO FORMA CONSOLIDATED BALANCE SHEETS
                               December 31, 1995
                                 (in thousands)


                                                                                Pro Forma
                                                                               Adjustments        Pro Forma         Sterling
                                                             Historical          for the         Adjustments       Software as
                                                              Sterling          Debenture          for the         Adjusted at
                                                             Software at      Redemption and     Distribution     Dec. 31, 1995
                                                            Dec. 31, 1995     Conversion(1)        of SCI(2)           (4)
                                                            -------------     --------------     ------------     -------------
Current assets:
    Cash and cash equivalents.........................         $ 93,977         $     (10)        $  (3,527)         $ 90,440
    Marketable securities.............................          142,562                                               142,562
    Accounts and notes receivable, net................          176,266                             (48,758)          127,508
    Other current assets..............................           21,306                              (6,393)           14,913
                                                               --------         ---------         ---------          --------
         Total current assets.........................          434,111               (10)          (58,678)          375,423

Property and equipment, net...........................           70,418                             (29,941)           40,477
Computer software, net................................           88,602                             (32,890)           55,712
Excess cost over net assets acquired, net.............           84,337                             (10,152)           74,185
Other noncurrent assets...............................           25,029                              (5,885)           19,144
                                                               --------         ---------         ---------          --------
         Total assets.................................         $702,497         $     (10)        $(137,546)         $564,941
                                                               ========         =========         =========          ========

Current liabilities...................................         $201,019                           $ (53,096)         $147,923
Long-term debt........................................          116,647         $(114,882)           (1,461)              304
Other noncurrent liabilities..........................           25,708                             (23,387)            2,321

Stockholders' equity:(3)
    Common stock......................................            2,741               405                               3,146
    Additional paid in capital........................          356,747           114,467                             471,214
    Retained earnings.................................           30,822                             (59,602)          (28,780)
    Less:  treasury stock.............................          (31,187)                                              (31,187)
                                                               --------         ---------         ---------          --------
         Total stockholders' equity...................          359,123           114,872           (59,602)          414,393
                                                               --------         ---------         ---------          --------
         Total liabilities & stockholders' equity.....         $702,497         $     (10)        $(137,546)         $564,941
                                                               ========         =========         =========          ========

                            See accompanying notes.

                 NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET


(1) Adjusted to give effect to the conversion and redemption of the outstanding Debentures. On December 20, 1995, the Company gave notice of the redemption of all of the $114,922,000 then outstanding principal amount of the Debentures. The effective date of the redemption was February 12, 1996 (the "Redemption Date"). The Debentures were convertible into shares of Sterling Software's $0.10 par value Common Stock ("Sterling Common Stock"). Approximately $114,912,000 principal amount of the Debentures was presented for conversion. In addition, approximately $78,000 principal amount of the Debentures had been converted prior to the announcement of the Redemption. As of February 5, 1996 approximately 4,056,000 shares of Sterling Common Stock had been issued upon conversion of the Debentures. Approximately $10,000 principal amount of Debentures was redeemed for cash on February 12, 1996.

(2) Adjusted to give effect to the proposed Distribution.

(3) In connection with the proposed Offering, Sterling Software has approved the acceleration of substantially all outstanding options granted under Sterling Software's existing stock option plans, effective as of the completion of the Offering. The impact of the potential exercise of Sterling Software's options and warrants has not been reflected in the accompanying Pro Forma Consolidated Balance Sheet. If all options and warrants to purchase Sterling Common Stock outstanding at January 31, 1996 were exercised, an additional 8,512,000 shares of Sterling Common Stock would be issued and outstanding with resulting proceeds to the Company of approximately $269,710,000.

(4) The Pro Forma Consolidated Balance Sheet does not reflect the receipt of any proceeds from the sale of SCI Common Stock (as such terms are defined in Note 3 to Notes to Consolidated Financial Statements included in Part I) in the Offering.

                            STERLING SOFTWARE, INC.
                       PRO FORMA STATEMENTS OF OPERATIONS
                      Three Months Ended December 31, 1995
                  (in thousands, except per share information)

                                                                   Pro Forma
                                                  Historical    Adjustments for       Pro Forma           Sterling
                                                   Sterling      the Debenture     Adjustments for      Software as
                                                 Software at     Redemption and    the Distribution     Adjusted at
                                                Dec. 31, 1995      Conversion         of SCI(2)        Dec. 31, 1995
                                                -------------   ---------------    ----------------    -------------
Revenue:
    Products................................       $ 52,375                          $(17,403)            $34,972
    Product support.........................         44,671                           (13,477)             31,194
    Services................................         51,606                           (21,787)             29,819
    Royalties from affiliated companies.....                                           (3,483)
                                                                                        3,483   (4)
                                                   --------          ------          --------             -------
         Total revenue......................        148,652                           (52,667)             95,985

Cost and expenses:
   Cost of sales:
   Product and product support..............         18,892                            (7,221)             15,154
                                                                                        3,483   (4)
   Services.................................         30,771                            (4,695)             26,076
                                                   --------          ------          --------             -------
                                                     49,663                            (8,433)             41,230
                                                   --------          ------          --------             -------
   Product research, development and
     enhancement............................          9,360                            (3,288)              6,072
   Selling, marketing, general and
     administrative.........................         58,932                           (20,255)             39,552
                                                                                          875   (3)
                                                   --------          ------          --------             -------
         Total costs and expenses...........        117,955                           (31,101)             86,854

   Income from operations...................         30,697                           (21,566)              9,131

   Interest expense.........................         (1,851)          1,745  (1)           12                 (94)
   Investment & interest income.............          3,121                               (16)              3,105
   Other income.............................            317                               214                 531
                                                   --------          ------          --------             -------
                                                      1,587           1,745               210               3,452
                                                   --------          ------          --------             -------
Income before income taxes..................         32,284           1,745           (21,356)             12,673
Provision for income taxes..................         10,977             698            (8,542)              3,133
                                                   --------          ------          --------             -------
Income from continuing operations...........       $ 21,307          $1,047          $(12,814)            $ 9,540
                                                   ========          ======          ========             =======
Pro forma income from
   continuing operations per share..........       $    .66                                               $   .28
                                                   ========                                               =======

                            STERLING SOFTWARE, INC.
                       PRO FORMA STATEMENTS OF OPERATIONS
                      Three Months Ended December 31, 1994
                  (in thousands, except per share information)

                                                                   Pro Forma
                                                  Historical    Adjustments for       Pro Forma           Sterling
                                                   Sterling      the Debenture     Adjustments for      Software as
                                                 Software at     Redemption and    the Distribution     Adjusted at
                                                Dec. 31, 1994      Conversion         of SCI(2)        Dec. 31, 1994
                                                -------------   ---------------    ----------------    -------------
Revenue:
    Products................................       $ 49,551                           $(15,319)           $ 34,232
    Product support.........................         34,671                            (10,466)             24,205
    Services................................         42,196                            (17,037)             25,159
    Royalties from affiliated companies.....                                            (2,274)
                                                                                         2,274  (4)
                                                   --------            ------         --------            --------
         Total revenue......................        126,418                            (42,822)             83,596

Cost and expenses:
    Cost of sales:
    Product and product support.............         16,011                             (5,855)             12,430
                                                                                         2,274  (4)
    Services................................         26,499                             (3,737)             22,762
                                                   --------            ------         --------            --------
                                                     42,510                             (7,318)             35,192
                                                   --------            ------         --------            --------
    Product research, development and
       enhancement..........................          9,446                             (3,599)              5,847
    Selling, marketing, general and
       administrative.......................         49,015                            (17,303)             32,587
                                                                                           875  (3)
    Restructuring charges...................         19,512                                                 19,512
    Purchased research and development......         62,000                                                 62,000
                                                   --------            ------         --------            --------
         Total costs and expenses...........        182,483                            (27,345)            155,138

    Income (loss) from operations...........        (56,065)                           (15,477)            (71,542)
    Interest expense........................         (1,990)            1,745  (1)          25                (220)
    Investment & interest income............            888                                                    888
    Other income............................           (136)                                34                (102)
                                                   --------            ------         --------            --------
                                                     (1,238)            1,745               59                 566
                                                   --------            ------         --------            --------
Income (loss) before income taxes...........        (57,303)            1,745          (15,418)            (70,976)

Provision (benefit) for income taxes........          4,352               698           (6,167)             (1,117)
                                                   --------            ------         --------            --------
Income (loss) from continuing operations....       $(61,655)           $1,047         $ (9,251)           $(69,859)
                                                   ========            ======         ========            ========
Pro forma income (loss) from continuing
    operations per share....................       $  (2.87)                                              $  (2.74)
                                                   ========                                               ========

                  NOTES TO PRO FORMA STATEMENTS OF OPERATIONS


(1) Adjusted to give effect to the interest savings associated with the conversion of the outstanding Debentures into Sterling Common Stock.

(2) Adjusted to give effect to the proposed Distribution.

(3) Administrative charges incurred by Sterling Software allocated to SCI were approximately $875,000 in the three months ended December 31, 1995 and 1994, respectively. This adjustment reflects the addition of those costs to Sterling Software as if SCI had been historically distributed to stockholders.

(4) As owner of software products distributed by Sterling Software's international operations, SCI includes royalties received from Sterling Software as revenue. Such revenues are eliminated in the pro forma adjustment and are an expense to Sterling Software.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

        2(a)  -  Amended and Restated Agreement and Plan of Merger dated as of
                 August 31, 1994, among the Company, KnowledgeWare, Inc. and SSI Corporation ("KWI Agreement and Plan of Merger") (1)

        2(b)  -  Agreement dated October 11, 1994 among the Company,
                 KnowledgeWare, Inc. and SSI Corporation (1)

        2(c)  -  First Amendment to KWI Agreement and Plan of Merger (1)

        3(a)  -  Certificate of Incorporation of the Company (2)

        3(b)  -  Certificate of Amendment of Certificate of Incorporation of the
                 Company (3)

        3(c)  -  Certificate of Amendment of Certificate of Incorporation of the
                 Company (4)

        3(d) - Certificate of Amendment of Certificate of Incorporation of the Company (5)

        3(e)  -  Restated Bylaws of the Company (6)

        4(a) - Indenture dated February 2, 1993 between the Company and Bank of America Texas, National Association, as Trustee, including the form of 5.75% Convertible Subordinated Debenture attached as Exhibit A thereto (7)

        4(b)  -  Warrant Agreement dated June 9, 1994 between KnowledgeWare,
                 Inc. and Trust Company Bank (8)

        4(c)  -  Supplemental Warrant Agreement dated as of November 30, 1994 between KnowledgeWare, Inc. and Trust Company Bank (8)

        11    -  Computation of Earnings Per Share, Three Months Ended
                 December 31, 1995 (9)

        27    -  Financial Data Schedule (9)

--------------------

(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-56185 on Form S-4 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement No. 2-82506 on Form S-1 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-69926 on Form S-8 and incorporated herein by reference.

(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(6) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.

(7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.

(8) Previously filed as an exhibit to the Company's Registration Statement No. 33-56679 on Form S-3 and incorporated herein by reference.

(9)  Filed herewith.

     (b) Reports on Form 8-K.

     On October 31, 1995, the Company filed a Current Report on Form 8-K, dated October 25, 1995, in which the Company reported under Item 5 entering into the settlement agreements with respect to two class action suits described under "Item 1. Legal Proceedings" in Part II of this Report on Form 10-Q.

     On December 20, 1995, the Company filed a Current Report on Form 8-K, dated December 20, 1995, in which the Company reported under Item 5 information related to a proposed initial public offering (the "IPO") of common stock of Sterling Commerce, Inc., a wholly-owned subsidiary of the Company ("SCI"), a proposed dividend of the Company's remaining ownership of SCI following the IPO (the "Spin-off"), and the announcement of the Company's planned redemption of its 5.75% Convertible Subordinated Debentures due February 1, 2003 (the "Debentures"). The Company included in such report the following financial statements:

     1.   Sterling Software, Inc.

          (i) Pro Forma Consolidated Balance Sheet as of September 30, 1995, showing adjustments for (a) the assumed conversion prior to redemption, of the Debentures, (b) the IPO and (c) the Spin-off;

          (ii) Pro Forma Statement of Operations for the Years Ended September 30, 1995 and 1994, showing adjustments for (a) the assumed conversion of the Debentures and (b) the Spin-off; and

          (iii)  the related notes thereto.

     2.   Sterling Commerce, Inc.

          (i) Pro Forma Unaudited Consolidated Balance Sheets (a) as of September 30, 1994 and 1995 and (b) as of September 30, 1995 (as adjusted for SCI's receipt of proceeds from its issuance and sale of common stock in the IPO);

          (ii) Pro Forma Unaudited Consolidated Statements of Operations for the Years Ended September 30, 1994 and 1995; and

          (iii)  the related notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              STERLING SOFTWARE, INC.

Date:  February 12, 1996                     /s/  Sterling L. Williams
                                  ----------------------------------------------
                                               Sterling L. Williams
                                        President, Chief Executive Officer
                                                   and Director
                                           (Principal Executive Officer)


Date:  February 12, 1996                       /s/  George H. Ellis
                                  ----------------------------------------------
                                                  George H. Ellis
                                             Executive Vice President
                                            and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                               -----------------

Exhibit
  No.                                    Description
-------          ---------------------------------------------------------------

 2(a)     -      Amended and Restated Agreement and Plan of Merger dated as of August 31, 1994, among the Company, KnowledgeWare, Inc. and
                 SSI Corporation ("KWI Agreement and Plan of Merger") (1)

 2(b)     -      Agreement dated October 11, 1994 among the Company,
                 KnowledgeWare, Inc. and SSI Corporation (1)

 2(c)     -      First Amendment to KWI Agreement and Plan of Merger (1)

 3(a)     -      Certificate of Incorporation of the Company (2)

 3(b)     -      Certificate of Amendment of Certificate of Incorporation of
                 the Company (3)

 3(c)     -      Certificate of Amendment of Certificate of Incorporation of
                 the Company (4)

 3(d)     -      Certificate of Amendment of Certificate of Incorporation of
                 the Company (5)

 3(e)     -      Restated Bylaws of the Company (6)

 4(a)     -      Indenture dated February 2, 1993 between the Company and Bank of America Texas, National Association, as Trustee, including the form of 5.75% Convertible Subordinated Debenture attached as Exhibit A thereto (7)

 4(b)     -      Warrant Agreement dated June 9, 1994 between KnowledgeWare,
                 Inc. and Trust Company Bank (8)

 4(c)     -      Supplemental Warrant Agreement dated as of November 30, 1994 between KnowledgeWare, Inc. and Trust Company Bank (8)

 11       -      Computation of Earnings Per Share, Three Months Ended
                 December 31, 1995 (9)

 27       -      Financial Data Schedule (9)

--------------------

(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-56185 on Form S-4 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement No. 2-82506 on Form S-1 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-69926 on Form S-8 and incorporated herein by reference.

(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

(6) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.

(7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.

(8) Previously filed as an exhibit to the Company's Registration Statement No. 33-56679 on Form S-3 and incorporated herein by reference.

(9) Filed herewith.