Form 10-Q
period 1996-03-31
STERLING SOFTWARE INC
filed 1996-05-13
CIK 716714

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
      (Mark One)
         (X)     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1996

                                 or

         (_)     Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

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

                                (214) 891-8600
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X       No
                                          -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Title               Shares Outstanding as of May 3, 1996
- -----------------------------    ------------------------------------
Common Stock, $0.10 par value                  34,895,103

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                         Index to Financial Statements

                                                                            Page
                                                                            ----

Sterling Software, Inc. Consolidated Balance Sheets at March 31, 1996
  and September 30, 1995...................................................   3

Sterling Software, Inc. Consolidated Statements of Operations for the
  Three and Six Months Ended March 31, 1996 and 1995.......................   4

Sterling Software, Inc. Consolidated Statements of Stockholders' Equity
  for the Six Months Ended March 31, 1996 and 1995.........................   5

Sterling Software, Inc. Consolidated Statements of Cash Flows for the
  Six Months Ended March 31, 1996 and 1995.................................   6

Sterling Software, Inc. Notes to Consolidated Financial Statements.........   7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

ITEM 5.   OTHER INFORMATION

Pro Forma Financial Data...................................................  20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................  27

                            STERLING SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                  A S S E T S

                                                               MARCH 31         SEPTEMBER 30
                                                                 1996              1995
                                                            --------------    --------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents...............................    $  508,826         $179,305
  Marketable securities...................................       153,255           61,341
  Accounts and notes receivable, net......................       169,221          183,734
  Deferred income taxes...................................                          1,890
  Prepaid expenses and other current assets...............        22,253           17,784
                                                              ----------         --------
     Total current assets.................................       853,555          444,054

Property and equipment, net of accumulated depreciation
  of $64,868 at March 31, 1996 and $59,716 at
  September 30, 1995......................................        71,454           68,412

Computer software, net of accumulated amortization of
  $115,851 at March 31, 1996 and $104,813 at
  September 30, 1995......................................        88,705           80,966

Excess cost over net assets acquired, net of accumulated
  amortization of $26,453 at March 31, 1996 and
  $23,362 at September 30, 1995...........................        82,538           85,903

Noncurrent deferred income taxes..........................                         17,960

Other assets..............................................         8,348           16,885
                                                              ----------         --------
                                                              $1,104,600         $714,180
                                                              ==========         ========

             L I A B I L I T I E S    A N D    S T O C K H O L D E R S '   E Q U I T Y

Current liabilities:
  Current portion of long-term debt.........................  $    4,462         $  5,871
  Income taxes payable......................................      49,600            4,679
  Accounts payable and accrued liabilities..................      98,807          114,391
  Deferred revenue..........................................     100,091           96,708
                                                              ----------         --------
     Total current liabilities..............................     252,960          221,649
Long-term debt..............................................       1,446          116,668
Deferred income taxes.......................................      34,921
Other noncurrent liabilities................................      29,879           27,525
Commitments and contingencies (Note 5)......................
Minority interest...........................................      18,586

Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000 shares
    authorized..............................................
  Common stock, $.10 par value; 75,000,000 shares
    authorized; 35,715,000 and 26,529,000 shares issued
    at March 31, 1996 and September 30, 1995, respectively..       3,572            2,653
  Additional paid-in capital................................     640,370          336,752
  Retained earnings.........................................     182,354            9,515
  Less treasury stock, at cost: 1,381,000 and 56,000 shares
    at March 31, 1996 and September 30, 1995, respectively..     (59,488)            (582)
                                                              ----------         --------
     Total stockholders' equity.............................     766,808          348,338
                                                              ----------         --------
                                                              $1,104,600         $714,180
                                                              ==========         ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                              THREE MONTHS           SIX MONTHS
                                             ENDED MARCH 31        ENDED MARCH 31
                                            -----------------    ------------------
                                             1996       1995      1996       1995
                                            ------    -------    ------    --------
Revenue:
  Products.............................   $ 66,440   $ 52,505   $118,815   $102,056
  Product support......................     44,905     39,308     89,576     73,979
  Services.............................     52,644     46,394    104,250     88,590
                                          --------   --------   --------   --------
                                           163,989    138,207    312,641    264,625
Costs and expenses:
  Cost of sales:
    Products and product support.......     21,216     17,061     40,108     33,072
    Services...........................     32,018     26,748     62,789     53,247
                                          --------   --------   --------   --------
                                            53,234     43,809    102,897     86,319
  Product development and
   enhancement.........................      8,974     11,356     18,334     20,802
  Selling, general and administrative..     65,510     51,916    124,442    100,931
  Restructuring charge.................                                      19,512
  Purchased research and development...                                      62,000
                                          --------   --------   --------   --------
                                           127,718    107,081    245,673    289,564
                                          --------   --------   --------   --------
Income (loss) before other income
   (expense), gain on subsidiary public
   offering, minority interest and
   income taxes........................     36,271     31,126     66,968    (24,939)

Other income (expense):
  Interest expense.....................       (946)    (2,210)    (2,797)    (4,200)
  Investment income....................      4,344      2,239      7,465      3,127
  Other................................        135        399        452        264
                                          --------   --------   --------   --------
                                             3,533        428      5,120       (809)
                                          --------   --------   --------   --------
Income before gain on subsidiary public
  offering, minority interest and
  income taxes........................      39,804     31,554     72,088    (25,748)
    Gain on subsidiary public offering     239,936               239,936
    Minority interest                       (1,157)               (1,157)
                                          --------   --------   --------   --------
Income (loss) before income
  taxes...............................     278,583     31,554    310,867    (25,748)
Provision for income taxes............     126,565     11,395    137,542     15,747
                                          --------   --------   --------   --------
Net income (loss).....................     152,018     20,159    173,325    (41,495)

Preferred stock dividends.............                    49                    98
                                          --------   --------   --------   --------
Income (loss) applicable to
  common stockholders.................    $152,018   $ 20,110   $173,325   $(41,593)
                                          ========   ========   ========   ========
Income (loss) per common share:
 Net income (loss):
   Primary............................       $4.74       $.72      $5.72     $(1.85)
                                          ========   ========   ========   ========
   Fully diluted......................       $4.42       $.67      $5.09     $(1.85)
                                          ========   ========   ========   ========
    Average common shares outstanding.      29,450     23,526     28,032     22,490
                                          ========   ========   ========   ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                (IN THOUSANDS)
                                  (UNAUDITED)


                             PREFERRED STOCK    COMMON STOCK                                       TREASURY STOCK
                             ---------------    -------------                                    -----------------
                             NUMBER           NUMBER             ADDITIONAL       RETAINED       NUMBER                  TOTAL
                               OF      PAR      OF       PAR      PAID-IN         EARNINGS         OF                STOCKHOLDERS'
                             SHARES   VALUE   SHARES    VALUE     CAPITAL         (DEFICIT)      SHARES     COST         EQUITY
                           --------  ------   ------    -----    ---------    ----------------  -------    -------   -------------
Balance at September 30,         200     $20   22,378   $2,238     $192,064           $    572    1,793   $(19,090)       $175,804
 1994......................
  Net loss.................                                                            (41,495)                            (41,495)
  Preferred stock dividends                                                                (98)                                (98)
  Issuance of common stock
   and treasury stock for
   acquisition (Note 3)....                       720       72       56,260                      (1,701)    18,111          74,443
  Common stock issuance
   costs...................                                            (788)                                                  (788)
  Issuance of common stock
   pursuant to stock options
   and warrants............                       813       81       13,920                                                 14,001
  Issuance of common stock
   to retirement plan......                                             130                          (8)        85             215
  Other....................                                              99                622       (8)        92             813
                                -----  ------  ------   ------     --------           --------   ------   --------        --------
Balance at March 31, 1995..      200     $20   23,911   $2,391     $261,685           $(40,399)      76   $   (802)       $222,895
                                ====   =====   ======   ======     ========           ========   ======   ========        ========

Balance at September 30,                       26,529   $2,653     $336,752           $  9,515       56   $   (582)       $348,338
 1995......................
  Net income...............                                                            173,325                             173,325

  Acquisition of common stock
   for treasury............                                                                       1,336    (59,372)        (59,372)
  Issuance of common stock
   pursuant to stock options
   and warrants, including
   a tax benefit of $30,284                     5,130      513      158,928                                                159,441
  Issuance of common stock
   pursuant to conversion of
   5.75% Debentures.........                    4,056      406      111,970                                                112,376


  Proceeds from subsidiary
   initial public offering,
   net of minority interest
   of $7,382................                                         32,736                                                 32,736
  Issuance of common stock
   to retirement plan.......                                            (55)                        (11)       466             411
  Other.....................                                             39               (486)                               (447)
                                              -------   ------     --------           --------    -----   --------        --------
Balance at March 31, 1996...                   35,715   $3,572     $640,370           $182,354    1,381   $(59,488)       $766,808
                                              =======   ======     ========           ========    =====   ========        ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               SIX MONTHS
                                                                                             ENDED MARCH 31
                                                                                          ---------------------
                                                                                             1996       1995
                                                                                          ---------  ----------
Operating activities:
  Net income (loss)....................................................................   $ 173,325   $(41,495)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Gain on subsidiary public offering...............................................    (239,936)
      Minority interest................................................................       1,157
      Depreciation and amortization....................................................      26,061     22,356
      Provision for losses on accounts receivable......................................       1,823        279
      Provision for deferred income taxes..............................................      57,571      3,403
      Purchased research and development...............................................                 62,000
      Write-down of property and equipment and other assets............................                  2,462
      Write-down of purchased and capitalized computer software costs..................                  6,215
      Changes in operating assets and liabilities, net of effects of business acquisitions:
          Increase in accounts and notes receivable....................................        (236)    (9,770)
          Decrease (increase) in prepaids and other assets.............................      (3,732)       293
          Increase in accounts payable, accrued liabilities and income taxes...........
            payable....................................................................      52,254      1,319
          Increase in deferred revenue.................................................       3,787      5,218
          Other........................................................................      (3,362)      (257)
                                                                                          ---------   --------
            Net cash provided by operating activities..................................      68,712     52,023

Investing activities:
  Purchases of property and equipment..................................................     (14,632)   (21,847)
  Purchases and capitalized cost of development of computer software...................     (13,213)    (9,504)
  Business acquisitions, net of cash acquired..........................................      (7,186)   (16,270)
  Purchases of investments.............................................................    (281,498)   (62,672)
  Proceeds from sales of investments...................................................     189,274     26,847
  Other................................................................................         660        317
                                                                                          ---------   --------
            Net cash used in investing activities......................................    (126,595)   (83,129)
Financing activities:
  Purchases of treasury stock..........................................................     (59,372)
  Retirement and redemption of debt and capital lease obligations......................      (8,735)   (14,280)
  Proceeds from issuance of debt.......................................................       4,066     17,561
  Proceeds from sales of installment and lease contracts receivable....................      13,292      3,798
  Preacquisition advances to business acquired.........................................                 (4,435)
  Net proceeds from subsidiary public offering.........................................     307,576
  Proceeds from issuance of common stock pursuant to stock options and
     warrants..........................................................................      129,157    14,001
  Other................................................................................        1,594       192
                                                                                           ---------  --------
            Net cash provided by financing activities..................................      387,578    16,837
Effect of foreign currency exchange rate changes on cash...............................         (174)      245
                                                                                           ---------  --------
Increase (decrease) in cash and cash equivalents.......................................      329,521   (14,024)
Cash and cash equivalents at beginning of period.......................................      179,305   101,893
                                                                                           ---------  --------
Cash and cash equivalents at end of period.............................................    $ 508,826  $ 87,869
                                                                                           =========  ========
Supplemental cash flow information:
  Interest paid........................................................................    $   4,176  $  3,633
                                                                                           =========  ========
  Income taxes paid....................................................................    $   3,186  $  4,490
                                                                                           =========  ========
  Income tax refunds...................................................................    $     474  $    470
                                                                                           =========  ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

  The consolidated financial statements include the accounts of Sterling Software, Inc. and its wholly owned subsidiaries, including but not limited to Sterling Commerce, Inc., (collectively, "Sterling Software", "Sterling" or the "Company") after elimination of all significant intercompany balances and transactions. Certain amounts for periods ended prior to March 31, 1996 have been reclassified to conform to the current year presentation. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies at March 31, 1996 and September 30, 1995 and the results of operations for the three and six months ended March 31, 1996 and 1995, respectively. While management has based its assumptions and estimates on the facts and circumstances known at March 31, 1996, final amounts may differ from such estimates.

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


3.  SUBSIDIARY INITIAL PUBLIC OFFERING AND PROPOSED DISTRIBUTION

   Sterling Commerce, Inc. ("Commerce"), previously a wholly owned subsidiary of Sterling Software, completed its initial public offering (the "Offering") of 13,800,000 shares of common stock, par value $.01 per share ("Commerce Stock"), on March 13, 1996. Pursuant to the Offering, Sterling Software sold to the public 12,000,000 of the 73,200,000 shares of Commerce Stock then owned by it and Commerce sold 1,800,000 previously unissued shares of Commerce Stock. Sterling Software currently owns 61,200,000 shares of Commerce Stock, constituting 81.6% of the total number of outstanding shares of Commerce Stock. The Offering price was $24 per share of Commerce Stock resulting in net proceeds to Sterling Software of approximately $267,458,000 after deducting underwriting discounts and commissions and Sterling Software's pro rata share of Offering expenses. The Offering resulted in net proceeds to Commerce of approximately $40,118,000 after deducting underwriting discounts and commissions and Commerce's pro rata share of Offering expenses. Sterling Software recorded a gain of approximately $127,164,000, net of tax, from the sale of Commerce Stock in the Offering.

   Sterling Software incorporated Commerce as a wholly owned subsidiary in December 1995. In contemplation of the Offering, among other things, (i) Sterling Software caused to be transferred to or merged into Commerce all of the subsidiaries previously comprising Sterling Software's Electronic Commerce Group, (ii) Sterling Software caused to be transferred to Commerce certain assets relating to the electronic commerce business previously conducted by Sterling Software's International Group and certain assets relating to the electronic commerce business conducted by Sterling Software's Federal Systems Group, and (iii) Sterling Software entered into contractual arrangements with Commerce related to, among other things, space sharing, tax allocations, international marketing and certain services.

   Sterling Software presently intends to distribute pro rata to its stockholders as a dividend all or substantially all of its remaining shares of Commerce Stock by means of a tax-free distribution (the "Distribution"). The Sterling Software Board has conditioned the Distribution upon, among other things, (i) the approval of both the Distribution and the Company's 1996 Stock Option Plan by Sterling Software's stockholders, and (ii) the declaration by Sterling Software's Board of Directors of a dividend of the shares of Commerce Stock then owned by Sterling Software. The declaration of the dividend by the Sterling Software Board to effect the Distribution is conditioned upon, among other things, the receipt of a favorable ruling from the Internal Revenue Service ("IRS") as to the tax-free nature of the Distribution and the absence of any change in market conditions or other circumstances that would cause the Board of Directors of Sterling Software to conclude that the Distribution is not in the best interests of the stockholders of Sterling Software. Sterling Software has applied to the IRS for a ruling as to the tax-free nature of the Distribution. Sterling Software presently anticipates that the Distribution will occur prior to September 30, 1996. Sterling Software has not determined what action, if any, it would take if it were not to receive the favorable tax ruling or the applicable stockholder approvals. No assurance can be given that the favorable tax ruling or applicable stockholder approvals will be obtained or that, in any event, the Distribution will occur, or that, if it does not receive the favorable tax ruling or applicable stockholder approvals, Sterling Software will not sell its shares of Commerce Stock to reduce its investment in Commerce. The stockholder meeting for the purpose of considering and acting upon the Distribution and adoption of the Company's 1996 Stock Option Plan will be held on May 29, 1996.

   The actual number of shares of Commerce Stock to be distributed with respect to each outstanding share of Sterling Software common stock ("Software Stock") will depend upon the number of shares of Software Stock outstanding on the record date established by the Sterling Software Board (the "Distribution Record Date"), the number of shares of Commerce Stock owned by Sterling Software on such date and the number of shares of Commerce Stock, if any, which may be required to be retained by Sterling Software to honor certain warrant obligations, if such warrants are not exercised prior to the Record Date. In any event, in excess of 99% of the shares of Commerce Stock owned by Sterling Software will be included in the Distribution.

   In connection with the Offering, Sterling Software accelerated the vesting of substantially all outstanding options granted under Sterling Software's existing stock option plans. Sterling Software received proceeds of approximately $109,180,000 from the exercise of approximately 4,242,000 warrants and employee stock options for the period from January 1, 1996 to March 31, 1996. If all remaining outstanding options and warrants to purchase Software Stock at March 31, 1996 were exercised, approximately 4,214,000 additional shares of Software Stock would be issued and outstanding, resulting in additional proceeds to Sterling Software of $152,154,000. There can be no assurance, however, as to whether or when any of such options or warrants will be exercised.

   The Company has included pro forma financial statements in Part II, Item 5 of this Form 10-Q to illustrate the effects of the proposed Distribution and the redemption and conversion of the Company's 5.75% Convertible Subordinated Debentures. See Note 7.


4. BUSINESS COMBINATION

   On November 30, 1994, Sterling Software acquired KnowledgeWare, Inc. ("KnowledgeWare"), a Georgia corporation based in Atlanta, Georgia which was a provider of applications development software and services, for approximately $106 million, in a stock-for-stock acquisition (the "Merger"). In connection with the Merger, the Company issued approximately 2,421,000 shares of Software Stock valued at approximately $74,443,000 and reserved approximately 340,000 shares of Software Stock for issuance upon exercise of KnowledgeWare's options and warrants. In addition, the Company incurred cash costs directly related to the Merger of approximately $31,672,000. The Merger, which was accounted for as a purchase, was completed pursuant to the terms of an Amended and Restated Agreement and Plan of Merger dated as of August 31, 1994, as amended (the "Merger Agreement"), among the Company, SSI Corporation, a Georgia corporation and a wholly owned subsidiary of the Company, and KnowledgeWare. Of the 2,421,000 shares of Software Stock issued, approximately 484,800 shares were placed in escrow (the "Escrowed Shares") to cover certain losses that may result in connection with any pending or threatened litigation, action, claim, proceeding, dispute or investigation ("Actions") (including amounts paid in settlement) to which the Company is entitled to indemnification pursuant to the terms of the Merger Agreement. The Company has entered into settlement agreements for all pending private civil actions and all of the Escrowed Shares have been utilized pursuant to the indemnification provisions of the Merger Agreement. See Note 5.

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

   KnowledgeWare, which was acquired on November 30, 1994, has been subject to certain legal proceedings and claims in connection with KnowledgeWare's restatement of its financial results for the first three quarters of its 1994 fiscal year and its financial results for its full 1994 fiscal year involving, among other claims, allegations of federal and state securities fraud, breach of contract, breach of fiduciary duty by former officers and directors of KnowledgeWare, common law fraud and RICO violations under Federal and State law. All such private civil actions against KnowledgeWare have been settled on the terms described in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

   The Securities and Exchange Commission ("Commission") continues its formal investigation previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

   The Company's management believes that, in view of its indemnification from the Escrowed Shares and after giving effect to applicable reserves, the settlements of the private civil actions and the ultimate resolution of the Commission's investigation will not materially affect the financial condition or results of operations of Sterling Software.


6. BUSINESS SEGMENT INFORMATION

   The Company acquires, develops, markets and supports a broad range of computer software products and services in four major markets classified as Electronic Commerce, Systems Management, Federal Systems and Applications Management. The Electronic Commerce business segment provides software and services to facilitate electronic commerce, defined by the Company as the worldwide electronic interchange of business information, including electronic data interchange software and services, data communications software and electronic payments software for financial institutions. The Systems Management business segment provides enterprise-wide systems management software for large computing environments. The Federal Systems business segment provides highly technical services to the federal government under several multi-year contracts primarily in support of National Aeronautics and Space Administration ("NASA") aerospace research projects and secure communications systems for the Department of Defense. The Applications Management business segment focuses exclusively on the applications management market. The business segment provides products for developing new applications and revitalizing existing applications and consulting services to ensure that customers are successful using the applications management products. The Company's international operations are responsible for sales and first level support of substantially all of the Company's products outside the United States and Canada. The international operating results are included, as applicable, in the Company's Electronic Commerce, Systems Management and Applications Management business segments in the tables contained herein. The international revenue of $41,786,000 and $35,586,000 and operating profit, exclusive of intercompany royalties, of $18,783,000 and $19,676,000 for the three months ended March 31, 1996 and 1995, respectively, have been allocated to the business segments. The international revenue of $79,976,000 and $67,620,000 and operating profit, exclusive of intercompany royalties, of $36,575,000 and $36,069,000 for the six months ended March 31, 1996 and 1995, respectively, have been allocated to these business segments.

   Financial information concerning the Company's operations, by business segment, for the three and six months ended March 31, 1996 and 1995, restated to conform to the current year presentation, is summarized as follows (in thousands):

                                              Three Months           Six Months
                                             Ended March 31        Ended March 31
                                           ------------------    -----------------
                                            1996        1995      1996       1995
                                           ------     -------    -------   --------
     Revenue:
       Electronic Commerce.............   $ 66,876   $ 48,810   $126,829   $ 96,715
       Systems Management..............     40,969     37,287     76,179     70,661
       Federal Systems.................     26,815     24,590     53,077     48,255
       Applications Management.........     28,228     25,347     54,687     45,357
       Corporate and other.............      1,101      2,173      1,869      3,637
                                          --------   --------   --------   --------
       Consolidated totals.............   $163,989   $138,207   $312,641   $264,625
                                          ========   ========   ========   ========
     Operating Profit (Loss):
       Electronic Commerce.............   $ 21,491   $ 16,452   $ 42,024   $ 29,204
       Systems Management..............     15,535     13,460     27,160     24,596
       Federal Systems.................      1,816      1,867      4,116      3,393
       Applications Management.........      4,630      5,125      8,489      9,616
       Restructuring charge............                                     (19,512)
       Purchased research and                                               (62,000)
        development....................
       Corporate and other.............     (7,201)    (5,778)   (14,821)   (10,236)
                                          --------   --------   --------   --------
         Consolidated totals...........   $ 36,271   $ 31,126   $ 66,968   $(24,939)
                                          ========   ========   ========   ========

  The amounts presented for "Corporate and other" include corporate expense, inter-segment eliminations and the results of operations of the Company's retail software division.

  The Electronic Commerce business segment financial information presented above is not presented on the same basis as the financial information presented in the Commerce Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 primarily due to the allocations of the results of operations of Sterling Software's international operations to the applicable business segments, including Sterling's Electronic Commerce segment and the allocation of corporate expense.


7.  REDEMPTION AND CONVERSION OF 5.75% CONVERTIBLE SUBORDINATED DEBENTURES

   On December 20, 1995, the Company gave notice of the redemption of all of the $114,922,000 then outstanding principal amount of its 5.75% Convertible Subordinated Debentures due February 1, 2003 (the "Debentures"). The effective date of the redemption was February 12, 1996 (the "Redemption Date"). The Debentures were convertible into shares of Software Stock. Approximately $114,912,000 principal amount of the Debentures was presented for conversion. In addition, approximately $78,000 principal amount of the Debentures had been converted prior to the announcement of the redemption. Approximately 4,056,000 shares of Software Stock were issued upon conversion of the Debentures. Approximately $10,000 principal amount of Debentures was redeemed for cash on February 12, 1996. If the conversion had taken place at October 1, 1995 supplemental primary earnings per share would have been $5.21 for the six months ended March 31, 1996.

8.  SHARE REPURCHASE PROGRAM

  On October 2, 1995, the Company renewed a share repurchase program pursuant to which it may repurchase shares of Software Stock from time to time through open market transactions. Through March 31, 1996, approximately 1,336,000 shares of Software Stock were repurchased at an aggregate amount of approximately $59,372,000. Any further purchases of Software Stock pursuant to this program will be made solely at the Company's discretion and may be discontinued at any time without prior notice.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUBSIDIARY INITIAL PUBLIC OFFERING AND PROPOSED DISTRIBUTION

   Commerce, previously a wholly owned subsidiary of Sterling Software, completed the Offering of 13,800,000 shares of Commerce Stock on March 13, 1996. Pursuant to the Offering, Sterling Software sold to the public 12,000,000 of the 73,200,000 shares of Commerce Stock then owned by it and Commerce sold 1,800,000 previously unissued shares of Commerce Stock. Sterling Software currently owns 61,200,000 shares of Commerce Stock, constituting 81.6% of the total number of outstanding shares of Commerce Stock. The Offering price was $24 per share of Commerce Stock resulting in net proceeds to Sterling Software of approximately $267,458,000 after deducting underwriting discounts and commissions and Sterling Software's pro rata share of Offering expenses. The Offering resulted in net proceeds to Commerce of approximately $40,118,000 after deducting underwriting discounts and commissions and Commerce's pro rata share of Offering expenses. Sterling Software recorded a gain of approximately $127,164,000, net of tax, from the sale of Commerce Stock in the Offering.

   In connection with the Offering, Sterling Software accelerated the vesting of substantially all outstanding options granted under Sterling Software's existing stock option plans. Sterling Software received proceeds of approximately $109,180,000 from the exercise of approximately 4,242,000 warrants and employee stock options for the period from January 1, 1996 to March 31, 1996. If all remaining outstanding options and warrants to purchase Software Stock at March 31, 1996 were exercised, approximately 4,214,000 additional shares of Software Stock would be issued and outstanding, resulting in additional proceeds to Sterling Software of approximately $152,154,000. There can be no assurance, however, as to whether or when any of such options or warrants will be exercised.

   The Company has included pro forma financial statements in Part II, Item 5 of this Form 10-Q to illustrate the effects of the proposed Distribution and the redemption and conversion of the Company's 5.75% Convertible Subordinated Debentures (the "Debentures").

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

   Revenue increased $25,782,000, or 19%, in the second quarter of 1996 over the same period of 1995. The Electronic Commerce business segment ("EC") revenue increased $18,066,000, or 37%, on the strength of a 54% increase in product revenue, a 22% increase in product support revenue and a 30% increase in network services revenue. The increase in EC products revenue is the result of increased revenue in the communications and interchange software product lines. EC product support revenue increased primarily as a result of an increase in the installed customer base across all three product lines. The increased network services revenue was due to an increase in the network services customer base, primarily in the grocery, hardlines and retail vertical markets, and increases in the network processing volume for existing customers. The Systems Management business segment ("SM") revenue increased $3,682,000, or 10%. Products revenue increased in the storage management and VM software product lines primarily due to higher volume and products acquired in the first quarter of 1996. The

Applications Management business segment ("AM") revenue increased $2,881,000, or 11%. AM's products and product support revenue increased 19% in the second quarter of 1996 over the second quarter of 1995. The Federal Systems business segment ("FS") revenue increased $2,225,000, or 9%, due to higher contract billings in the Information Technology Division offset in part by lower contract billings due to the completion of certain contracts at NASA. Revenue from outside the United States and Canada represented approximately 26% of the Company's revenue in both the second quarter of 1996 and the second quarter of 1995. Approximately 39% of the Company's total products revenue was generated from non-mainframe products. This compares with 35% in the second quarter of 1995.

   Total costs and expenses increased $20,637,000, or 19%. Total cost of sales increased $9,425,000, or 22%, on a 19% increase in revenue is in part due to an increase of $2,056,000, or 25%, in depreciation and amortization resulting from a corresponding increase in property and equipment purchases and new products and enhancements released from development. In addition, cost of sales increased commensurate with higher levels of products, product support and services revenue. Product development and enhancement expense for the second quarter of 1996 was $8,974,000, net of $6,847,000 of capitalized software costs as compared to second quarter of 1995 product development and enhancement expense of $11,356,000, net of $5,326,000 of capitalized software costs. The decrease in gross product development and enhancement expense is primarily due to a reduction of costs in the AM business segment due to the restructuring of that segment. Development costs capitalized during the second quarter of 1996 and 1995 represented 43% and 32%, respectively, of the gross product development and enhancement expense of the same respective quarters. The higher capitalized rate is due to a higher number of development projects reaching technological feasibility. Product development and enhancement expense and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects which are in process. Software amortization expense was $6,257,000 and $5,632,000 for the second quarter of 1996 and 1995, respectively. Selling, general and administrative expense increased $13,594,000, or 26%, primarily due to an increase in sales, marketing and customer support activities supporting the revenue growth in EC and International.

   Investment income increased $2,105,000 as a result of higher average balances of investments in cash equivalents and marketable securities resulting from the net proceeds from the Offering of approximately $307,576,000 and the proceeds from the exercise of stock options of approximately $109,180,000 during the second quarter of 1996. Income before other income (expense), gain on the Offering, minority interest and income taxes was $36,721,000 in the second quarter of 1996 as compared to income before other income (expense), gain on the Offering, minority interest and income taxes of $31,126,000 in the second quarter of 1995. Income before other income (expense), gain on the Offering, minority interest and income taxes increased $5,145,000, or 17%, primarily due to higher operating profits in EC, up 31% and SM, up 15%, lower interest expense due to the redemption and conversion of the Debentures, down 57%, and higher investment income, up 94% on higher average investment balances of cash equivalents and marketable securities.

SIX MONTHS ENDED MARCH 31, 1996 AND 1995

   Revenue increased $48,016,000, or 18%, in the first six months of 1996 over the same period of 1995. Total EC revenue increased $30,114,000, or 31%, in the first half of 1996 over the first half of 1995 Products revenue increased $13,537,000, or 36%, related to sales growth of the communications and interchange software product lines. Product support revenue increased primarily as a result of an increase in the installed customer base across all three product lines. Network services revenue increased $10,548,000 on the growth in existing customer volume and the addition of new customers to the network primarily in the grocery, retail and hardlines vertical markets SM revenue increased $5,518,000, or 8%, primarily due to products and product support revenue increases across all product lines and products acquired in the first quarter of 1996. AM revenue grew $9,330,000, or 21%. Products and product support revenue in the first six months of 1996 increased $8,600,000, or 22%, over the first six months of 1995. Second quarter products revenue growth offset products revenue declines reported in the first quarter of 1996 versus the first quarter of 1995. In the first quarter of 1995, the operations outside the United States and Canada closed several large contracts which were not repeated in the first quarter of 1996 and subsequent to the Merger there was a reduced marketing and sales emphasis on certain products which became non-strategic after the Merger. FS revenue increased $4,822,000, or 10%, in the first six months of 1996 primarily due to higher contract billings in the Information Technology Division offset in part by lower contract billings due to the completion of certain contracts at NASA. Revenue in the first six months of 1996 from outside the United States and Canada grew $12,356,000, or 18%, over the first six months of 1995. This revenue represented 26% of the Company's total revenue in both the first half of 1996 and 1995. For the six months ended March 31, 1996, 41% of the Company's products revenue was for products that run on hardware platforms other than mainframe hardware. This compares to 35% for the same period in 1995.

   Total costs and expenses decreased $43,891,000 primarily due to a $62,000,000 charge in the first quarter of 1995 for the portion of the purchase price of KnowledgeWare attributed to in-process research and development and to a $19,512,000 charge for restructuring in the first quarter of 1995 resulting from the Merger. Total cost of sales increased $16,578,000, or 19%, in part due to an increase of $2,396,000, or 14%, in depreciation and amortization resulting from a corresponding increase in property and equipment purchases and new products and enhancements released from development. In addition, cost of sales increased commensurate with higher levels of products, product support and services revenue. Product development and enhancement expense for the first six months of 1996 of $18,334,000 is net of $12,913,000 of capitalized software development costs. This compares to product development and enhancement expense of $20,802,000 for the first six months of 1995, which is net of $9,472,000 of capitalized costs for the same period. The decrease in gross product development and enhancement expense is primarily due to a reduction of costs in the AM business segment due to the restructuring of that segment. Development costs capitalized during the first six months of 1996 and 1995 represented 41% and 31%, respectively, of the gross product development and enhancement expense incurred in the same respective periods. The higher capitalized rate is due to a higher number of development projects reaching technological feasibility. Software amortization expense was $11,777,000 and $11,529,000 in the first six months of 1996 and 1995, respectively. Selling, general and administrative expense increased $23,511,000, or 23%, primarily due to an increase in sales, marketing and customer support activities supporting the revenue growth in EC and International.

   Interest expense in the first six months of 1996 decreased $1,403,000 from the first six months of 1995 primarily due to the redemption and conversion of the Debentures. Investment income in the first six months of 1996 increased $4,338,000 over the first six months of 1995 as a result of higher average balances of cash equivalents and marketable securities resulting from the net proceeds from the Offering of approximately $307,576,000 and the proceeds from the exercise of stock options of approximately $129,157,000.

   Income before other income (expense), gain on the Offering, minority interest and income taxes was $66,968,000 in the first six months of 1996 as compared to loss before other income (expense), gain on the Offering, minority interest and incomes taxes of $24,939,000 in the first six months of 1995. Excluding the $62,000,000 non-recurring charge for purchased research and development and the $19,512,000 non-recurring charge for restructuring in the first six months of 1995, income before other income (expense), gain on the Offering, minority interest and income taxes increased $10,395,000, or 29%, in part due to higher operating profits in EC, up 44%, and SM, up 10%, partially offset by lower AM operating profits, down 12%. In addition, interest expense declined and investment income increased for the reasons noted above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintained a strong liquidity and financial position with $600,595,000 of working capital at March 31, 1996, which includes $508,826,000 of cash and cash equivalents and $153,255,000 of marketable securities. Net cash flows from operations was $68,712,000 in the first six months of 1996 as compared to $52,023,000 in the first six months of 1995. Days sales outstanding at March 31, 1996 measured on a quarterly basis was 93 versus 107 at December 31, 1995 and 96 at September 30, 1995. Cash flows from operations, proceeds from the Offering and the exercise of stock options, and available cash balances were used to fund operations, purchases of cash equivalents, marketable securities and capital expenditures, including software additions.

     Sterling Software received net proceeds from the Offering of approximately $267,458,000 after deducting underwriting discounts and commissions and Sterling Software's pro rata share of offering expenses. The Offering resulted in net proceeds to Commerce of approximately $40,118,000 after deducting underwriting discounts and commissions and Commerce's pro rata share of offering expenses. In connection with the Offering, Sterling Software accelerated the vesting of substantially all outstanding options granted under Sterling Software's existing stock option plans. Sterling Software received proceeds of approximately $109,180,000 from the exercise of approximately 4,242,000 warrants and employee stock options for the period from January 1, 1996 to March 31, 1996. At March 31, 1996 approximately 4,214,000 additional shares of Sterling Software common stock would be issued and outstanding if all remaining outstanding options and warrants were exercised and would result in additional proceeds of approximately $152,154,000.

     On December 20, 1995, the Company gave notice of the redemption of all of the $114,922,000 then outstanding principal amount of the Debentures. The effective date of the redemption was February 12, 1996 (the "Redemption Date"). The Debentures were convertible into shares of Software Stock. Approximately $114,912,000 principal amount of the Debentures was presented for conversion. In addition, approximately $78,000 principal amount of the Debentures had been converted prior to the announcement of the redemption. Approximately 4,056,000 shares of Software Stock were issued upon conversion of the Debentures. Approximately $10,000 principal amount of Debentures was redeemed for cash on February 12, 1996. The conversion of the Debentures will reduce the Company's interest charges by approximately $1,700,000 per quarter.

     At March 31, 1996, after the utilization of $1,130,000 for standby letters of credit, $33,870,000 was available for borrowing on the Company's $35 million revolving credit and term loan agreement. Certain of the Company's foreign subsidiaries have separate lines of credit available for foreign exchange exposure management and working capital requirements. These lines of credit are guaranteed by Sterling Software. At March 31, 1996, $3,394,000 was outstanding pursuant to foreign lines of credit and $19,356,000 was available for borrowing thereunder.

     On October 2, 1995, the Company renewed a share repurchase program pursuant to which it may repurchase shares of Software Stock from time to time through open market transactions. Through March 31, 1996, approximately 1,336,000 shares of Software Stock were repurchased at an aggregate amount of approximately $59,372,000.

     At March 31, 1996, the Company's capital resource commitments consisted of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations primarily from existing cash balances and internally generated funds. No significant commitments exist for future capital expenditures. The Company believes available balances of cash, cash equivalents and investments in marketable securities combined with cash flows from operations and amounts available under credit and term loan agreements are sufficient to meet the Company's cash requirements for the foreseeable future.

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

     The assets and liabilities of non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the respective balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses are included as an adjustment to retained earnings. The Company has mitigated a portion of its currency exposure through decentralized sales, marketing and support operations and through international development facilities, in which all costs are local currency based. When necessary, the Company may also enter into hedge transactions in an effort to reduce its exposure to currency exchange risks.

   The Company maintains a strategy of acquiring businesses and products that fill strategic market niches. This acquisition strategy contributes in part of the Company's growth in revenue and operating profit before restructuring charges. The impact of future acquisitions on continued growth in revenue and operating profit cannot presently be determined.

   This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward-looking statements and information that are based on information available to the Company's management and various estimates, assumptions and predictions made by the Company's management. When used in SEC Filings, the words "anticipate," "contemplate," "estimate," "expect," "future," "intend," "plan" and similar expressions are intended to identify forward-looking statements. Such statements are subject to inherent uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners and competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Consequently, actual events, circumstances, consequences, effects and results may vary significantly from those described in or contemplated by such forward looking statements or information.

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

     All such pending private civil actions against KnowledgeWare have been settled on the terms described in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 and all of the Escrowed Shares have been utilized pursuant to the indemnification provisions of the Merger Agreement. See
Note 5.

     The Commission continues its formal investigation previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

     Sterling Software's management believes that, in view of Sterling Software's indemnification from the Escrowed Shares and after giving effect to applicable reserves, the settlements of the private civil actions and the ultimate resolution of the Commission's investigation will not materially affect the financial condition or results of operations of Sterling Software.

   ITEM 5.  OTHER INFORMATION


   PRO FORMA FINANCIAL DATA

     The following unaudited financial data illustrate the effects on Sterling Software of the conversion and redemption of the Debentures and the Distribution (as such terms are defined in Note 3 to Notes to Consolidated Financial Statements included in Part I of this report). The pro forma balance sheet is based on the March 31, 1996 balance sheet of Sterling Software and assumes the Distribution was consummated on that date. The pro forma statements of operations data are based on the statements of operations data of Sterling Software for the six months ended March 31, 1996 and 1995 and assumes that the Distribution and the conversion and redemption of the Debentures were consummated at the beginning of the fiscal periods presented.

   The pro forma financial data of Sterling Software do not purport to represent what the financial position or results of operations of Sterling Software would have been if the transactions had in fact been consummated on such date or at the beginning of the period indicated or to project the financial position or results of operations for any future date or period. The pro forma adjustments are estimates based upon currently available information and upon certain assumptions that Sterling Software's management believes are reasonable in the circumstances. Actual results may vary from these estimates.

                            STERLING SOFTWARE, INC.
                     PRO FORMA CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 1996
                                 (IN THOUSANDS)

                                                              PRO FORMA
                                            HISTORICAL       ADJUSTMENTS       STERLING
                                             STERLING          FOR THE        SOFTWARE AS
                                            SOFTWARE AT     DISTRIBUTION      ADJUSTED AT
                                          MARCH 31, 1996   OF COMMERCE(1)   MARCH 31, 1996
                                         ---------------  ---------------  ----------------
Current assets:
  Cash and cash equivalents.............      $  508,826      $ (41,485)          $467,341
  Marketable securities.................         153,255                           153,255
  Accounts and notes receivable, net....         169,221        (51,147)           118,074
  Prepaid expenses and other current
     assets.............................          22,253        (10,125)            12,128
                                              ----------      ---------           --------
       Total current assets.............         853,555       (102,757)           750,798

Property and equipment, net.............          71,454        (33,907)            37,547
Computer software, net..................          88,705        (32,859)            55,846
Excess cost over net assets
acquired, net...........................          82,538        (10,044)            72,494
Other assets............................           8,348         (4,223)             4,125
                                              ----------      ---------           --------
       Total assets.....................      $1,104,600      $(183,790)           920,810
                                              ==========      =========           ========

Current liabilities.....................      $  252,960      $ (56,946)          $196,014
Long-term debt..........................           1,446                             1,446
Deferred income taxes...................          34,921                            34,921
Other noncurrent liabilities............          29,879        (25,834)             4,045
Minority interest.......................          18,586        (18,586)

Stockholders' equity:(2)
  Common stock..........................           3,572                             3,572
  Additional paid in capital............         640,370        (32,736)           607,634
  Retained earnings.....................         182,354        (49,688)           132,666
  Less:  treasury stock.................         (59,488)                          (59,488)
                                              ----------      ---------           --------
       Total stockholders' equity.......         766,808        (82,424)           684,384
                                              ----------      ---------           --------
       Total liabilities & stockholders'
        equity..........................      $1,104,600      $(183,790)          $920,810
                                              ==========      =========           ========

                            See accompanying notes.

                 NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET


(1) Adjusted to give effect to the proposed Distribution.

(2) In connection with the Offering (as defined in Note 3 to Notes to Consolidated Financial Statements included in Part I of this report), Sterling Software accelerated the vesting of substantially all outstanding options granted under Sterling Software's existing stock option plans. Sterling Software received proceeds of approximately $109,180,000 from the exercise of 4,242,000 warrants and employee stock options for the period from January 1, 1996 to March 31, 1996. If all remaining options and warrants to purchase Software Stock at March 31, 1996 were exercised, an additional 4,214,000 shares of Software Stock would be issued and outstanding, with resulting proceeds to the Company of approximately $152,154,000. The impact of the potential exercise of Sterling Software's remaining options and warrants has not been reflected in the accompanying Pro Forma Consolidated Balance Sheet.

                            STERLING SOFTWARE, INC.
                       PRO FORMA STATEMENTS OF OPERATIONS
                        SIX MONTHS ENDED MARCH 31, 1996
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              PRO FORMA
                                            HISTORICAL     ADJUSTMENTS FOR       PRO FORMA          STERLING
                                             STERLING       THE DEBENTURE     ADJUSTMENTS FOR      SOFTWARE AS
                                            SOFTWARE AT     REDEMPTION AND    THE DISTRIBUTION     ADJUSTED AT
                                          MARCH 31, 1996      CONVERSION       OF COMMERCE(2)    MARCH 31, 1996
                                        -----------------  ---------------   ----------------   ----------------
Revenue:
    Products............................        $118,815                       $ (37,911)              $ 80,904
    Product support.....................          89,576                         (27,261)                62,315
    Services............................         104,250                         (44,887)                59,363
    Royalties from affiliated companies.                                          (8,167)
                                                                                   8,167    (4)
                                                --------     -------           ---------               --------
     Total revenue......................         312,641                        (110,059)               202,582
Cost and expenses:
   Cost of sales:
    Products and product support........          40,108                         (15,059)                33,216
                                                                                   8,167    (4)
    Services............................          62,789                         (10,193)                52,596
                                                --------     -------           ---------               --------
                                                 102,897                         (17,085)                85,812
    Product development and enhancement..         18,334                          (7,065)                11,269
    Selling, general and administrative..        124,442                         (43,159)                83,033
                                                                                   1,750    (3)
                                                --------     -------           ---------               --------
     Total costs and expenses...........         245,673                         (65,559)               180,114
                                                --------     -------           ---------               --------

    Income from operations...............         66,968                         (44,500)                22,468

    Interest expens.....................          (2,797)      2,581    (1)           78                   (138)
    Investment income...................           7,465                            (140)                 7,325
    Other...............................             452                             272                    724
                                                --------     -------           ---------               --------
                                                   5,120       2,581                 210                  7,911
                                                --------     -------           ---------               --------
Income before gain on subsidiary
  public offering, minority
  interest and income taxes.............          72,088       2,581             (44,290)                30,379

    Gain on subsidiary public offering..         239,936                        (239,936)   (5)
    Minority interest...................          (1,157)                          1,157    (5)
                                                --------     -------           ---------               --------
Income before income taxes..............         310,867       2,581            (283,069)                30,379
Provision for income taxes..............         137,542         877             (17,016)                 8,631
                                                                                (112,772)   (5)
                                                --------     -------           ---------               --------
Income from continuing operations.......        $173,325      $1,704           $(153,281)              $ 21,748
                                                ========     =======           =========               ========
Pro forma income from
 continuing operations per
 share..................................           $5.09                                                   $.63
                                                ========                                               ========

                            STERLING SOFTWARE, INC.
                       PRO FORMA STATEMENTS OF OPERATIONS
                        SIX MONTHS ENDED MARCH 31, 1995
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              PRO FORMA
                                            HISTORICAL     ADJUSTMENTS FOR       PRO FORMA          STERLING
                                             STERLING       THE DEBENTURE     ADJUSTMENTS FOR      SOFTWARE AS
                                            SOFTWARE AT     REDEMPTION AND    THE DISTRIBUTION     ADJUSTED AT
                                          MARCH 31, 1995      CONVERSION       OF COMMERCE(2)    MARCH 31, 1995
                                          --------------  ----------------   -----------------   --------------
Revenue:
   Products..............................    $102,056                              $(30,366)          $ 71,690
   Product support.......................      73,979                               (21,833)            52,146
   Services..............................      88,590                               (34,701)            53,889
   Royalties from affiliated companies...                                            (4,471)
                                                                                      4,471  (4)
                                             --------       --------               --------           --------
     Total revenue.......................     264,625                               (86,900)           177,725

Cost and expenses:
 Cost of sales:
   Products and product support..........      33,072                               (11,764)            25,779
                                                                                      4,471  (4)
   Services..............................      53,247                                (7,476)            45,771
                                             --------       --------               --------           --------
                                               86,319                               (14,769)            71,550
   Product, development and enhancement..      20,802                                (7,631)            13,171
   Selling, general and administrative...     100,931                               (33,838)            68,843
                                                                                      1,750  (3)
   Restructuring charges..................     19,512                                                   19,512
   Purchased research and development.....     62,000                                                   62,000
                                             --------       --------               --------           --------
     Total costs and expenses.............    289,564                               (54,488)           235,076
                                             --------       --------               --------           --------

    Income (loss) from operations.........    (24,939)                              (32,412)           (57,351)

    Interest expense......................     (4,200)         3,482    (1)              26               (692)
    Investment income.....................      3,127                                                    3,127
    Other income..........................        264                                   146                410
                                             --------       --------               --------           --------
                                                 (809)         3,482                    172              2,845
                                             --------       --------               --------           --------
Income (loss) before income taxes.........    (25,748)         3,482                (32,240)           (54,506)

Provision (benefit) for income taxes......     15,747          1,393                (12,196)             4,944
                                             --------       --------               --------           --------
Income (loss) from continuing operations..   $(41,495)        $2,089               $(20,044)          $(59,450)
                                             ========       ========               ========           ========

Pro forma income (loss) from
  continuing operations per share..........   $(1.85)                                                   $(2.24)
                                             ========                                                 ========

                  NOTES TO PRO FORMA STATEMENTS OF OPERATIONS


(1) Adjusted to give effect to the interest savings associated with the conversion of the outstanding Debentures into Software Stock.

(2) Adjusted to give effect to the Distribution.

(3) Administrative charges incurred by Sterling Software allocated to Commerce were approximately $875,000 and $1,750,000 in the three and six months ended March 31, 1996 and 1995, respectively. This adjustment reflects the addition of those costs to Sterling Software as if Commerce had been historically distributed to stockholders.

(4) As owner of software products distributed by Sterling Software's international operations, Commerce includes royalties received from Sterling Software as revenue. Such revenues are eliminated in the pro forma adjustment and are an expense to Sterling Software.

(5) This adjustment is to reflect the reclassification of the gain on the Offering and minority interest to discontinued operations, which is expected to occur if the Sterling Software Board approves the Distribution.

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
                 Inc. and Trust Company Bank (8)

        4(c)  -  Supplemental Warrant Agreement dated as of November 30, 1994 between KnowledgeWare, Inc. and Trust Company Bank (8)

       10(a)  -  First Amendment and Modification Agreement dated January 31,
                 1996 by and between Sterling Software, Inc., The First National Bank of Boston, Bank One, Texas, National Association and Bank of America National Trust and Savings Association and The First National Bank of Boston, as Agent (11)

       10(b)  -  Form of CEO Agreement dated February 12, 1996 between the
                 Company and Sterling L. Williams (11)

       10(c)  -  Form of Change-in-Control Severance Agreement dated as of
                 February 12, 1996 between the Company and each of its executive officers (11)

        10(d) - Forms of Severance Agreements dated as of February 12, 1996 between the Company and each of its executive officers (other than Sterling L. Williams) (11)

        10(e) - Space Sharing Agreement dated as of March 4, 1996 by and between the Company and Sterling Commerce, Inc. (9)

        10(f) - Data Processing Agreement dated as of March 13, 1996 by and between the Company and Sterling Commerce, Inc. (9)

        10(g) - Tax Allocation Agreement dated as of March 4, 1996 by and between the Company and Sterling Commerce, Inc. (9)

        10(h) - Indemnification Agreement dated as of March 4, 1996 by and between the Company and Sterling Commerce, Inc. (10)

        10(i) - International Marketing Agreement dated as of March 4, 1996 by and between Sterling Software International, Inc. and Sterling Commerce International, Inc. (10)

        10(j) - Master Software License Agreement dated as of March 4, 1996 by and among the Company, Sterling Commerce, Inc. and their respective subsidiaries parties thereto (10)

        11(a) - Computation of Earnings Per Share, Three Months Ended March 31, 1996 (11)

        11(b) - Computation of Earnings Per Share, Three Months Ended March 31, 1995 (11)

        11(c) - Computation of Earnings Per Share, Six Months Ended March 31, 1996 (11)

        27    -  Financial Data Schedule (11)

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

(7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Registration Statement No. 33-56679 on Form S-3 and incorporated herein by reference.
(9) Previously filed as an exhibit to Registration Statement No. 33-80595 on Form S-1 filed by Sterling Commerce, Inc. and incorporated herein by reference.
(10) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 filed by Sterling Commerce, Inc. and incorporated herein by reference.
(11) Filed herewith.

   (b) Reports on Form 8-K.

     During the three months ended March 31, 1996, the Company filed (i) a Current Report on Form 8-K dated January 4, 1996 under Item 5 and (ii) a Current Report on Form 8-K dated March 7, 1996 under Item 5.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         STERLING SOFTWARE, INC.




Date:  May 9, 1996                       /s/  Sterling L. Williams
                                   ------------------------------------
                                             Sterling L. Williams
                                    President, Chief Executive Officer
                                               and Director
                                       (Principal Executive Officer)




Date:  May 9, 1996                          /s/  George H. Ellis
                                   ------------------------------------
                                              George H. Ellis
                                          Executive Vice President
                                        and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                        DESCRIPTION
- -------       ---------------------------------------------
  2(a)    -   Amended and Restated Agreement and Plan of
              Merger dated as of August 31, 1994, among the Company, KnowledgeWare, Inc. and SSI
              Corporation ("KWI Agreement and Plan of
              Merger") (1)

  2(b)    -   Agreement dated October 11, 1994 among the
              Company, KnowledgeWare, Inc. and SSI
              Corporation (1)

  2(c)    -   First Amendment to KWI Agreement and Plan of
              Merger (1)

  3(a)    -   Certificate of Incorporation of the Company (2)

  3(b)    -   Certificate of Amendment of Certificate of
              Incorporation of the Company (3)

  3(c)    -   Certificate of Amendment of Certificate of
              Incorporation of the Company (4)

  3(d)    -   Certificate of Amendment of Certificate of
              Incorporation of the Company (5)

  3(e)    -   Restated Bylaws of the Company (6)

  4(a)    -   Indenture dated February 2, 1993 between the
              Company and Bank of America Texas, National
              Association, as Trustee, including the form of 5.75% Convertible Subordinated Debenture attached as Exhibit A thereto (7)

  4(b)    -   Warrant Agreement dated June 9, 1994 between
              KnowledgeWare, Inc. and Trust Company Bank (8)

  4(c)    -   Supplemental Warrant Agreement dated as of
              November 30, 1994 between KnowledgeWare, Inc.
              and Trust Company Bank (8)

 10(a)    -   First Amendment and Modification Agreement
              dated January 31, 1996 by and between Sterling
              Software, Inc., The First National Bank of
              Boston, Bank One, Texas, National Association and Bank of America National Trust and Savings
              Association and The First National Bank of Boston, as Agent (11)

 10(b)    -   Form of CEO Agreement dated February 12, 1996
              between the Company and Sterling L. Williams (11)

 10(c)    -   Form of Change-in-Control Severance Agreement
              dated as of February 12, 1996 between the Company and each of its executive officers (11)

 10(d)    -   Forms of Severance Agreements dated as of
              February 12, 1996 between the Company and each of its executive officers (other than Sterling L. Williams) (11)

 10(e)    -   Space Sharing Agreement dated as of March 4, 1996
              by and between the Company and Sterling Commerce, Inc. (9)

 10(f)    -   Data Processing Agreement dated as of March 13, 1996
              by and between the Company and Sterling Commerce, Inc. (9)

 10(g)    -   Tax Allocation Agreement dated as of March 4, 1996
              by and between the Company and Sterling Commerce, Inc. (9)

 10(h)    -   Indemnification Agreement dated as of March 4, 1996
              by and between the Company and Sterling Commerce, Inc. (10)

 10(i)    -   International Marketing Agreement dated as of March 4,
              1996 by and between Sterling Software International,
              Inc. and Sterling Commerce International, Inc. (10)

 10(j)    -   Master Software License Agreement dated as of March 4,
              1996 by and among the Company, Sterling Commerce, Inc.
              and their respective subsidiaries parties thereto (10)

 11(a)    -   Computation of Earnings Per Share, Three Months Ended
              March 31, 1996 (11)

 11(b)    -   Computation of Earnings Per Share, Three Months Ended
              March 31, 1995 (11)

 11(c)    -   Computation of Earnings Per Share, Six Months Ended
              March 31, 1996 (11)

 27       -   Financial Data Schedule (11)

- --------------
(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-56185 on Form S-4 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement No. 2-82506 on Form S-1 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-69926 on Form S-8 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Registration Statement No. 33-56679 on Form S-3 and incorporated herein by reference.
(9) Previously filed as an exhibit to Registration Statement No. 33-80595 on Form S-1 filed by Sterling Commerce, Inc. and incorporated herein by reference.
(10) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 filed by Sterling Commerce, Inc. and incorporated herein by reference.
(11) Filed herewith.