Form 10-Q
period 1996-06-30
STERLING SOFTWARE INC
filed 1996-08-13
CIK 716714

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
    (Mark One)
       (X)      Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1996

                                      or

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

                                 (214) 891-8600
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X    No
                                              -    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Title               Shares Outstanding as of August 12, 1996
- -----------------------------    ----------------------------------------
Common Stock, $0.10 par value                   37,273,400

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         Index to Financial Statements

                                                                Page
                                                                ----

Sterling Software, Inc. Consolidated
   Balance Sheets at June 30, 1996 and
   September 30, 1995..........................................  3

Sterling Software, Inc. Consolidated
   Statements of Operations for the Three
   and Nine
   Months Ended June 30, 1996 and 1995.........................  4

Sterling Software, Inc. Consolidated
   Statements of Stockholders' Equity for
   the Nine
   Months Ended June 30, 1996 and 1995.........................  5

Sterling Software, Inc. Consolidated
   Statements of Cash Flows for the Nine
   Months
   Ended June 30, 1996 and 1995................................  6

Sterling Software, Inc. Notes to
   Consolidated Financial Statements...........................  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................... 14


                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS... 21

ITEM 5   OTHER INFORMATION

Pro Forma Financial Data....................................... 22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................  28

                            STERLING SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                  A S S E T S

                                                 JUNE 30        SEPTEMBER 30
                                                   1996              1995
                                               -----------      -------------
                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................   $  573,946         $ 179,305
  Marketable securities.....................      172,851            61,341
  Accounts and notes receivables, net.......      170,740           183,734
  Deferred income taxes.....................                          1,890
  Prepaid expenses and
    other current assets....................       20,860            17,784
                                               ----------         ---------
       Total current assets.................      938,397           444,054

Property and equipment, net of accumulated
   depreciation of $68,306 at June 30, 1996
   and $59,716 at September 30, 1995........       75,204            68,412

Computer software, net of accumulated
   amortization of $121,655 at June 30, 1996
   and $104,813 at September 30, 1995.......       89,952            80,966

Excess cost over net  assets acquired,
   net of accumulated amortization of
   $28,007 at June 30, 1996 and $23,362
   at September 30, 1995....................       80,971            85,903


Noncurrent deferred income taxes............                         17,960

Other assets................................       13,700            16,885
                                                ---------          --------
                                               $1,198,224          $714,180
                                               ==========          ========

   L I A B I L I T I E S   A N D   S T O C K H O L D E R S '    E Q U I T Y

Current liabilities:
  Current portion of long term debt.........   $    1,519          $  5,871
  Income taxes payable......................       32,000             4,679
  Accounts payable and accrued
     liabilities............................       93,637           114,391
  Deferred revenue..........................      104,630            96,708
                                               ----------          --------
         Total current liabilities..........      231,786           221,649

Long-term debt..............................        1,093           116,668
Deferred income taxes.......................        7,880
Other noncurrent liabilities................       32,308            27,525
Commitments and contingencies (Note 5)......
Minority interest...........................       21,300

Stockholders' equity:
  Preferred stock, $.10 par value;
     10,000,000 shares authorized...........
  Common stock, $.10 par value; 75,000,000
     shares authorized; 38,346,000 and
     26,529,000 shares issued at
     June 30, 1996 and September 30, 1995,
     respectively...........................        3,835             2,653
  Additional paid-in capital................      748,491           336,752
  Retained earnings.........................      211,019             9,515
  Less treasury stock; at cost; 1,381,000
     and 56,000 shares at June 30, 1996 and
     September 30, 1995, respectively.......      (59,488)             (582)
                                               ----------          --------
         Total stockholders' equity.........      903,857           348,338
                                               ----------          --------
                                               $1,198,224          $714,180
                                               ==========          ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                              THREE MONTHS          NINE MONTHS
                                             ENDED JUNE 30         ENDED JUNE 30
                                          ------------------     -----------------
                                            1996       1995       1996       1995
                                          -------    -------    -------    -------
Revenue:
  Products..............................  $ 72,322   $ 60,990   $191,137   $160,957
  Product support.......................    44,490     41,571    134,066    115,550
  Services..............................    57,506     48,387    161,756    139,066
                                          --------   --------   --------   --------
                                           174,318    150,948    486,959    415,573
Costs and expenses:
  Cost of sales:
  Products and product support..........    19,207     16,733     59,315     48,696
  Services..............................    33,467     32,191     96,256     86,547
                                          --------   --------   --------   --------
                                            52,674     48,924    155,571    135,243
  Product development and enhancement...     8,805     11,661     27,139     32,463
  Selling, general and administrative...    72,799     56,452    197,241    157,383
  Restructuring charge..................                                     19,512
  Purchased research and development....                                     62,000
                                          --------   --------   --------   --------
                                           134,278    117,037    379,951    406,601
                                          --------   --------   --------   --------
Income before other income (expense),
  gain on subsidiary public offering,
  minority interest and income taxes....    40,040     33,911    107,008      8,972

 Other income (expense):
   Interest expense.....................      (239)    (2,189)    (3,036)    (6,389)
   Investment income....................     9,350      2,592     16,815      5,719
   Other................................        19        512        471        776
                                           -------    -------   --------    -------
                                             9,130        915     14,250        106
                                           -------    -------   --------    -------
Income before gain on subsidiary public
  offering, minority interest and income
  taxes..................................   49,170     34,826    121,258      9,078

  Gain on subsidiary public offering.....                        239,936
  Minority interest......................   (2,714)               (3,871)
                                           --------   -------   --------    -------
Income before income taxes..............    46,456     34,826    357,323      9,078
Provision for income taxes..............    17,062     12,537    154,604     28,284
                                          --------    -------   --------   --------
Net income (loss).......................    29,394     22,289    202,719    (19,206)

Preferred stock dividends...............                   49                   147
                                          --------    -------   --------   --------
Income (loss) applicable to common
  stockholders........................... $ 29,394   $ 22,240   $202,719   $(19,353)
                                          ========   ========   ========   ========
Income (loss) per common share:
 Net income (loss):
  Primary...............................      $.80       $.79      $6.24      $(.84)
                                          ========    =======   ========   ========
  Fully diluted.........................      $.80       $.73      $5.80      $(.84)
                                          ========    =======   ========   ========
Average common shares outstanding.......    35,758     24,118     30,598     23,036
                                          ========    =======   ========   ========

                 See accompanying notes.

                            STERLING SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                (IN THOUSANDS)
                                  (UNAUDITED)


                              PREFERRED STOCK    COMMON STOCK                                      TREASURY STOCK
                              ---------------    ------------                                      --------------
                              NUMBER            NUMBER           ADDITIONAL       RETAINED       NUMBER                  TOTAL
                                OF       PAR      OF      PAR      PAID-IN        EARNINGS         OF                STOCKHOLDERS'
                              SHARES    VALUE   SHARES   VALUE     CAPITAL        (Deficit)      SHARES     COST         EQUITY
                              ------    -----   ------   -----   ---------        ---------      ------   --------   -------------
Balance at September 30,
   1994....................      200     $ 20   22,378   $2,238  $192,064         $     572      1,793    $(19,090)    $ 175,804
   Net loss................                                                         (19,206)                             (19,206)
 Preferred stock dividends.                                                            (147)                                (147)
 Issuance of common stock
   and treasury stock for
   acquisition.............                        720       72    56,260                       (1,701)     18,111        74,443
 Common stock issuance
   costs...................                                          (730)                                                  (730)
 Issuance of common stock
   pursuant to stock
   options and warrants....                      1,730      173    30,535                                                 30,708
Issuance of common stock
   to retirement plan.......                                          378                          (18)        196           574
Tax benefit from exercise
   of stock options.........                                       12,651                                                 12,651
Issuance of warrants upon
  conversion of preferred
  stock....................     (200)     (20)                         20
Other.....................                                             41              (362)        (8)         93          (228)
                                -----    ----   ------   ------  --------          --------     ------    --------     ---------
Balance at June 30, 1995...                     24,828   $2,483  $291,219          $(19,143)        66    $   (690)    $ 273,869
                                =====    ====   ======   ======  ========          ========      =====    ========     =========

Balance at September 30,                        26,529   $2,653  $336,752          $  9,515         56    $   (582)    $ 348,338
   1995......................
  Net income................                                                        202,719                              202,719
  Acquisition of common
   stock for treasury.......                                                                     1,336     (59,372)      (59,372)
  Issuance of common stock
   pursuant to stock options
   and warrants, including a
   tax benefit of $45,284....                    7,761     776    267,049                                                267,825
  Issuance of common stock
   pursuant to conversion of
   5.75% Debentures..........                    4,056     406    111,970                                                112,376
 Proceeds from subsidiary
   initial public offering,
   net of minority interest
   of $7,382.................                                      32,736                                                 32,736
 Issuance of common stock
   to retirement plan.......                                          (55)                         (11)        466           411
 Other.....................                                            39            (1,215)                              (1,176)
                                                ------  ------   --------          --------      -----     -------       -------
Balance at June 30, 1996...                     38,346  $3,835   $748,491          $211,019      1,381    $(59,488)     $903,857
                                                ======  ======   ========          ========      =====    ========      ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                               NINE MONTHS
                                              ENDED JUNE 30
                                          --------------------
                                            1996        1995
                                          --------    --------
Operating activities:
 Net income (loss)......................  $ 202,719   $(19,206)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Gain on subsidiary public offering...   (239,936)
   Minority interest....................      3,871
   Depreciation and amortization........     39,797     33,938
   Provision for losses on accounts
    receivable..........................      3,118      2,643
   Provision for deferred income taxes..     31,229     14,762
   Purchased research and development...                62,000
   Write-down of property and equipment
    and other assets....................                 2,462
   Write-down of purchased and
    capitalized computer software costs.                 6,215
   Changes in operating assets and
    liabilities, net of effects of
    business acquisitions:
      Increase in accounts and notes
       receivable.......................    (18,493)   (24,604)
      Increase in prepaids and other
       assets...........................     (3,055)    (3,109)
      Increase (decrease) in accounts
       payable, accrued liabilities and
       income taxes payable.............     43,787    (10,407)

      Increase in deferred revenue......      7,799     12,348
      Other.............................     (1,076)    (1,168)
                                          ---------   --------
       Net cash provided by operating
        activities......................     69,760     75,874
Investing activities:
 Purchases of property and equipment....    (24,518)   (31,601)
 Purchases and capitalized cost of
  development of computer software......    (20,444)   (16,016)
 Business acquisitions, net of cash
  acquired..............................     (7,186)   (17,489)
 Purchases of investments...............   (401,266)   (81,808)
 Proceeds from sales of investments.....    289,822     51,415
   Other................................        774        316
                                          ---------   --------
       Net cash used in investing
        activities......................   (162,818)   (95,183)
Financing activities:
 Purchases of treasury stock............    (59,372)
 Retirement and redemption of debt and
  capital lease obligations.............    (12,057)   (15,264)
 Proceeds from issuance of debt.........      4,049     22,661
 Proceeds from sales of installment and
  lease contracts receivable............     23,904      9,685
 Preacquisition advances to business
  acquired..............................                (4,435)
 Net proceeds from subsidiary public
  offering..............................    307,576
 Proceeds from issuance of common stock
  pursuant to stock options and warrants    222,541     30,708

 Other..................................      1,432       (601)
                                          ---------   --------
       Net cash provided by financing
        activities......................    488,073     42,754
Effect of foreign currency exchange
 rate changes on cash...................       (374)       286
                                          ---------   --------
Increase in cash and cash equivalents...    394,641     23,731
Cash and cash equivalents at beginning
 of period..............................    179,305    101,893
Cash and cash equivalents at end of
 period.................................  $ 573,946   $125,624
                                          =========   ========
Supplemental cash flow information:
 Interest paid..........................  $   4,515   $  4,667
                                          =========   ========
 Income taxes paid......................  $  48,244   $  8,665
                                          =========   ========
 Income tax refunds.....................  $     476   $  1,184
                                          =========   ========

                 See accompanying notes.

                            STERLING SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The consolidated financial statements include the accounts of Sterling Software, Inc. and its wholly owned subsidiaries, including but not limited to Sterling Commerce, Inc., (collectively, "Sterling Software", "Sterling" or the "Company") after elimination of all significant intercompany balances and transactions. Certain amounts for periods ended prior to June 30, 1996 have been reclassified to conform to the current year presentation. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies at June 30, 1996 and September 30, 1995 and the results of operations for the three and nine months ended June 30, 1996 and 1995, respectively. While management has based its assumptions and estimates on the facts and circumstances known at June 30, 1996, final amounts may differ from such estimates.

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

     The Company invests excess cash in a diversified portfolio consisting of a variety of securities including commercial paper, corporate notes and U.S. government obligations, which may include both investment-grade and non-investment-grade securities. The fair values for marketable securities are based on quoted market prices. All marketable securities and long-term investments are classified as available-for-sale securities.


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

     Sterling Software incorporated Commerce as a wholly owned subsidiary in December 1995. In contemplation of the Offering, among other things, (i) Sterling Software caused to be transferred to or merged into Commerce all of the subsidiaries previously comprising Sterling Software's Electronic Commerce Group, (ii) Sterling Software caused to be transferred to Commerce certain assets relating to the electronic commerce business previously conducted by Sterling Software's international operations and certain assets relating to the electronic commerce business conducted by Sterling Software's Federal Systems business segment, and (iii) Sterling Software entered into contractual arrangements with Commerce related to, among other things, space sharing, tax allocations, international marketing and certain services.

     In connection with the Offering, Sterling Software accelerated the vesting of substantially all outstanding options granted under Sterling Software's existing stock option plans. Sterling Software received proceeds of approximately $202,543,000 from the exercise of approximately 6,880,000 warrants and employee stock options for the period from January 1, 1996 to June 30, 1996. Proceeds of approximately $15,852,000 were received from the exercise of approximately 389,000 warrants and employee stock options for the period from July 1, 1996 to August 9, 1996. If all remaining outstanding options and warrants to purchase Sterling Software common stock, par value $.10 per share ("Software Stock"), at August 9, 1996 were exercised, approximately 1,176,000 additional shares of Software Stock would be issued and outstanding, resulting in additional proceeds to Sterling Software of approximately $42,519,000. There can be no assurance, however, as to whether or when any of such options or warrants will be exercised. Under the terms of Sterling Software's stock option plans, any outstanding options that are not exercised prior to the effective date of the anticipated Distribution (as defined and discussed more fully below) of Sterling Software's remaining shares of Commerce Stock, will be adjusted to preserve the economic value of such options. Although this adjustment will require approval of the applicable stock option committee, it is anticipated that the adjustment will be made pursuant to a formula that will both increase the number of shares subject to options and decrease the exercise price thereof. The magnitude of the adjustment (i.e., the increase in the number of shares subject to options and the decrease in the exercise price) is not presently determinable because it is expected to be determined based on the market price of the Software Stock prior to and following the Distribution. Further, the Company cannot predict what number of options may remain unexercised at the effective date of the Distribution.

     Sterling Software presently intends to distribute pro rata to its stockholders as a dividend all of its remaining shares of Commerce Stock by means of a tax-free distribution (the "Distribution"). Sterling Software's Board of Directors has conditioned the Distribution upon, among other things,
(i) the approval of both the Distribution and the Company's 1996 Stock Option Plan by Sterling Software's stockholders, and (ii) the declaration by Sterling Software's Board of Directors of a dividend of the shares of Commerce Stock then owned by Sterling Software. At its Annual Meeting of Stockholders held on May 29, 1996, Sterling Software's stockholders approved the Distribution and the Company's 1996 Stock Option Plan. The declaration of the dividend by the Sterling Software Board to effect the Distribution is also conditioned upon the receipt of a favorable ruling from the Internal Revenue Service ("IRS") as to the tax-free nature of the Distribution and the absence of any change in market conditions or other circumstances that would cause the Board of Directors of Sterling Software to conclude that the Distribution is not in the best interests of the stockholders of Sterling Software. Sterling Software has applied to the IRS for a ruling as to the tax-free nature of the Distribution. Sterling Software and its advisors believe the ruling request is fully supported by relevant provisions of federal tax law and are not aware of any impediments to the receipt of a favorable ruling. While Sterling Software does not control the IRS ruling process and cannot assure the timing of the ruling, management continues to believe that the Company will receive a favorable ruling in time to complete the Distribution by September 30, 1996. Sterling Software has not determined what action, if any, it would take if it were not to receive the favorable tax ruling. No assurance can be given that the favorable tax ruling will be obtained or that, in any event, the Distribution will occur, or that, if it does not receive the favorable tax ruling, Sterling Software will not sell its shares of Commerce Stock to reduce its investment in Commerce.

     In connection with the Distribution, the actual number of shares of Commerce Stock to be distributed with respect to each outstanding share of Software Stock will depend upon the number of shares of Software Stock outstanding on the record date established by the Sterling Software Board (the "Distribution Record Date") and the number of shares of Commerce Stock owned by Sterling Software on such date.

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

6.   BUSINESS SEGMENT INFORMATION

     The Company acquires, develops, markets and supports a broad range of computer software products and services in four major markets classified as Electronic Commerce, Systems Management, Federal Systems and Applications Management. The Electronic Commerce business segment provides software and services to facilitate electronic commerce, defined by the Company as the worldwide electronic interchange of business information, including electronic data interchange software and services, data communications software and electronic payments software for financial institutions. The Systems Management business segment provides enterprise-wide systems management software for large computing environments. The Federal Systems business segment provides highly technical services to the federal government under several multi-year contracts primarily in support of National Aeronautics and Space Administration ("NASA") aerospace research projects and secure communications systems for the Department of Defense. The Applications Management business segment focuses exclusively on the applications management market. This business segment provides products for developing new applications and revitalizing existing applications and consulting services to ensure that customers are successful using the applications management products. The Company's international operations are responsible for sales and first level support of substantially all of the Company's products outside the United States and Canada. International operating results are included, as applicable, in the Company's Electronic Commerce, Systems Management and Applications Management business segments in the tables contained herein. International revenue of $42,742,000 and $38,581,000 and international operating profit, exclusive of intercompany royalties, of $19,797,000 and $18,320,000 for the three months ended June 30, 1996 and 1995, respectively, have been allocated to the appropriate business segments. International revenue of $122,718,000 and $105,990,000 and international operating profit, exclusive of intercompany royalties, of $55,664,000 and $52,002,000 for the nine months ended June 30, 1996 and 1995, respectively, have been allocated to these business segments.

     Financial information concerning the Company's operations, by business segment, for the three and nine months ended June 30, 1996 and 1995, restated to conform to the current year presentation, is summarized as follows (in thousands):

                                             Three Months        Nine Months
                                            Ended June 30       Ended June 30
                                          -----------------   ------------------
                                            1996     1995       1996      1995
                                          -------  --------   --------   -------
Revenue:
 Electronic Commerce....................  $ 74,745   $ 55,836   $201,574  $152,551
 Systems Management.....................    42,558     37,821    118,737   108,482
 Federal Systems........................    27,553     25,372     80,630    73,627
 Applications Management................    28,244     29,548     82,931    74,905
 Corporate and other....................     1,218      2,371      3,087     6,008
                                          --------   --------   --------  --------
 Consolidated totals....................  $174,318   $150,948   $486,959  $415,573
                                          ========   ========   ========  ========

Operating Profit (Loss):
 Electronic Commerce....................  $ 22,998   $ 18,548   $ 65,022  $ 47,752
 Systems Management.....................    16,389     14,154     43,549    38,750
 Federal Systems........................     2,038      1,953      6,154     5,346
 Applications Management................     6,155      5,284     14,644    14,900
 Restructuring charge...................                                   (19,512)
 Purchased research and development  `                                     (62,000)
 Corporate and other....................    (7,540)    (6,028)   (22,361)  (16,264)
                                          --------   --------   --------   -------
  Consolidated totals...................  $ 40,040   $ 33,911   $107,008   $ 8,972
                                          ========   ========   ========   =======

     The amounts presented for "Corporate and other" include corporate expense, inter-segment eliminations and the results of operations of the Company's retail software division.

     The Electronic Commerce business segment financial information presented above is not presented on the same basis as the financial information presented in the Commerce Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 primarily due to the allocations to the Electronic Commerce business segment of the results of operations of Sterling Software's international business segment and corporate expense.


7.   REDEMPTION AND CONVERSION OF 5.75% CONVERTIBLE SUBORDINATED DEBENTURES

     On December 20, 1995, the Company gave notice of the redemption of all of the $114,922,000 then outstanding principal amount of its 5.75% Convertible Subordinated Debentures due February 1, 2003 (the "Debentures"). The effective date of the redemption was February 12, 1996 (the "Redemption Date"). The Debentures were convertible into shares of Software Stock. Approximately $114,912,000 principal amount of the Debentures was presented for conversion. In addition, approximately $78,000 principal amount of the Debentures had been converted prior to the announcement of the redemption. Approximately 4,056,000 shares of Software Stock were issued upon conversion of the Debentures. Approximately $10,000 principal amount of Debentures was redeemed for cash on February 12, 1996. If the conversion had taken place at October 1, 1995, supplemental primary earnings per share would have been $5.80 for the nine months ended June 30, 1996.

8.   SHARE REPURCHASE PROGRAM

     On October 2, 1995, the Company renewed a share repurchase program pursuant to which it may repurchase shares of Software Stock from time to time through open market transactions. Through March 31, 1996, approximately 1,336,000 shares of Software Stock were repurchased at an aggregate amount of approximately $59,372,000. No shares were repurchased during the third quarter of 1996. Any further purchases of Software Stock pursuant to this program will be made solely at the Company's discretion and may be discontinued at any time without prior notice.

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

     In connection with the Offering, Sterling Software accelerated the vesting of substantially all outstanding options granted under Sterling Software's existing stock option plans. Sterling Software received proceeds of approximately $202,543,000 from the exercise of approximately 6,880,000 warrants and employee stock options for the period from January 1, 1996 to June 30, 1996. Proceeds of approximately $15,852,000 were received from the exercise of approximately 389,000 warrants and employee stock options for the period from July 1, 1996 to August 9, 1996. If all remaining outstanding options and warrants to purchase Software Stock at August 9, 1996 were exercised, approximately 1,176,000 additional shares of Software Stock would be issued and outstanding, resulting in additional proceeds to Sterling Software of approximately $42,519,000. There can be no assurance, however, as to whether or when any of such options or warrants will be exercised. Under the terms of Sterling Software's stock option plans, any outstanding options that are not exercised prior to the effective date of the Distribution of Sterling Software's remaining shares of Commerce Stock will be adjusted to preserve the economic value of such options. Although this adjustment will require approval of the applicable stock option committee, it is anticipated that the adjustment will be made pursuant to a formula that will both increase the number of shares subject to options and decrease the exercise price thereof. The magnitude of the adjustment (i.e., the increase in the number of shares subject to options and the decrease in the exercise price) is not presently determinable because it is expected to be determined based on the market price of the Software Stock prior to and following the Distribution. Further, the Company cannot predict what number of options may remain unexercised at the effective date of the Distribution.

     The Company has included pro forma financial statements in Part II, Item 5 of this Form 10-Q to illustrate the effects of the proposed Distribution and the redemption and conversion of the Debentures.

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     Total revenue increased $23,370,000, or 15%, in the third quarter of 1996 over the same period of 1995. The Electronic Commerce business segment ("EC") revenue increased $18,909,000, or 34%, on the strength of a 40% increase in product revenue, a 19% increase in product support revenue and a 33% increase in network services revenue. The increase in EC products revenue is the result of increased revenue in the communications and interchange software product lines. EC product support revenue increased primarily as a result of an increase in the installed customer base across all three product lines. The increased network services revenue was primarily due to an increase in the network services customer base, primarily in the grocery, telecommunications and retail vertical markets, and increases in the network processing volume for existing customers. The Systems Management business segment ("SM") revenue increased $4,737,000, or 13%. Products revenue increased across all three product lines primarily due to several significant sales in the third quarter of 1996, higher volume and products acquired in the first quarter of 1996. The Applications Management business segment ("AM") revenue decreased $1,304,000, or 4%. The decrease is primarily attributable to revenue declines related to products no longer actively marketed and product marketing rights no longer owned. The Federal Systems business segment ("FS") revenue increased $2,181,000, or 9%, due to higher contract billings in the Information Technology Division offset in part by lower contract billings in the Scientific Systems Division due to the completion of certain contracts at NASA. Revenue from outside the United States and Canada represented approximately 25% of the Company's revenue in the third quarter of 1996 compared to 26% in the third quarter of 1995. Approximately 41% of the Company's total software revenue was derived from platforms other than stand-alone mainframes. This compares to 37% for the same period of 1995.

     Total costs and expenses increased $17,241,000, or 15%, in the third quarter of 1996 over the same period of 1995. Total cost of sales increased $3,750,000, or 8%, on a 15% increase in revenue, in part due to an increase of $985,000, or 11%, in depreciation and amortization resulting from a corresponding increase in property and equipment purchases and new products and enhancements released from development. In addition, cost of sales, products and product support, increased commensurate with higher levels of products and product support revenue. Cost of sales, services, increased 4% on a 19% increase in services revenue due primarily to the restructuring of the AM business segment in the first quarter of 1996 and to the reduction of the cost of sales, services, in Sterling Software's international operations. Product development and enhancement expense for the third quarter of 1996 was $8,805,000, net of $7,205,000 of capitalized software costs as compared to third quarter of 1995 product development and enhancement expense of $11,661,000, net of $6,323,000 of capitalized software costs. The decrease in gross product development and enhancement expense is primarily due to a reduction of costs in the AM business segment due to the restructuring of that segment in the first quarter of 1996. Development costs capitalized during the third quarter of 1996 and 1995 represented 45% and 35%, respectively, of the gross product development and enhancement expense of the same respective quarters. The higher capitalized rate is due to a greater number of development projects having reached technological feasibility in the third quarter of 1996 compared to the third quarter of 1995. Product development and enhancement expense and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects in process. Software amortization expense was $5,915,000 and $5,477,000 for the third quarter of 1996 and 1995, respectively. Selling, general and administrative expense increased $16,347,000, or 29%, primarily due to an increase in sales, marketing and customer support activities supporting the revenue growth in EC.

     Income before other income (expense), gain on the Offering, minority interest and income taxes was $40,040,000 in the third quarter of 1996 as compared to income before other income (expense), gain on the Offering, minority interest and income taxes of $33,911,000 in the third quarter of 1995. Interest expense in the third quarter of 1996 decreased $1,950,000 from the third quarter of 1995 primarily due to the redemption and conversion of the Debentures. Investment income increased $6,758,000 as a result of higher average balances of investments in cash equivalents and marketable securities resulting from the net proceeds from the Offering of approximately $307,576,000 and the proceeds from the exercise of stock options of approximately $93,363,000 during the third quarter of 1996. Income before gain on the Offering, minority interest and income taxes increased $14,344,000, or 41%, primarily due to higher operating profits in EC, up 24%, and SM, up 16%, lower interest expense due to the redemption and conversion of the Debentures, down 89%, and higher investment income, up 261%, on higher average investment balances of cash equivalents and marketable securities.

NINE MONTHS ENDED JUNE 30, 1996 AND 1995

     Total revenue increased $71,386,000, or 17%, in the first nine months of 1996 over the same period of 1995. Total EC revenue increased $49,023,000, or 32%, in the first nine months of 1996 over the first nine months of 1995. EC products revenue increased $24,690,000, or 42%, related to revenue growth in the communications and interchange software product lines. EC product support revenue increased primarily as a result of an increase in the installed customer base across all three product lines. Network services revenue increased $16,801,000 on the growth in existing customer volume and the addition of new customers to the network primarily in the grocery, telecommunications and retail vertical markets. SM revenue increased $10,255,000, or 9%, primarily due to products and product support revenue increases across the operations management and storage management product lines. This increase was partially offset by a product support revenue decline in the VM product line due to the continuing trend of consolidation and downsizing by customers using the VM operating system. AM revenue grew $8,026,000, or 11%. AM products and product support revenue in the first nine months of 1996 increased $8,478,000, or 13%, over the first nine months of 1995. The increase was partially offset by revenue declines related to products no longer actively marketed and product marketing rights no longer owned. FS revenue increased $7,003,000, or 10%, in the first nine months of 1996 primarily due to higher contract billings in the Information Technology Division offset in part by lower contract billings in the Scientific Systems Division due to the completion of certain contracts at NASA. Revenue in the first nine months of 1996 from outside the United States and Canada grew $16,728,000, or 16%, over the first nine months of 1995. This revenue represented 25% of the Company's total revenue in the first nine months of 1996 as compared to 26% for the same period of 1995. For the nine months ended June 30, 1996, approximately 41% of the Company's total software revenue was derived from platforms other than stand-alone mainframes. This compares to 37% for the same period in 1995.

     Total costs and expenses decreased $26,650,000 in the first nine months of 1996 compared to the same period of 1995, due in part to a $62,000,000 charge in the first quarter of 1995 for the portion of the purchase price of KnowledgeWare attributed to in-process research and development and to a $19,512,000 charge for restructuring in the first quarter of 1995 resulting from the Merger. Total cost of sales increased $20,328,000, or 15%, in part due to an increase of $3,381,000, or 13%, in depreciation and amortization resulting from a corresponding increase in property and equipment purchases and new products and enhancements released from development. In addition, cost of sales increased commensurate with higher levels of products, product support and services revenue. Product development and enhancement expense for the first nine months of 1996 of $27,139,000 is net of $20,118,000 of capitalized software development costs. This compares to product development and enhancement expense of $32,463,000 for the first nine months of 1995, which is net of $15,795,000 of capitalized costs for the same period. The decrease in gross product development and enhancement expense is primarily due to a reduction of costs in the AM business segment due to the restructuring of that segment in the first quarter of 1996. Development costs capitalized during the first nine months of 1996 and 1995 represented 43% and 33%, respectively, of the gross product development expense incurred in the same respective periods. The higher capitalized rate is due to a greater number of development projects having reached technological feasibility. Software amortization expense was $17,692,000 and $16,973,000 in the first nine months of 1996 and 1995, respectively. Selling, general and administrative expense increased $39,858,000, or 25%, primarily due to an increase in sales, marketing and customer support activities supporting the revenue growth in EC and the international operations.

     Income before other income (expense), gain on the Offering, minority interest and income taxes was $107,008,000 in the first nine months of 1996 as compared to income before other income (expense), gain on the Offering, minority interest and incomes taxes of $8,972,000 in the first nine months of 1995. Interest expense in the first nine months of 1996 decreased $3,353,000 from the first nine months of 1995 primarily due to the redemption and conversion of the Debentures. Investment income in the first nine months of 1996 increased $11,096,000 over the first nine months of 1995 as a result of higher average balances of cash equivalents and marketable securities resulting from the net proceeds from the Offering of approximately $307,576,000 and the proceeds from the exercise of stock options of approximately $222,541,000. Excluding the $62,000,000 non-recurring charge for purchased research and development and the $19,512,000 non-recurring charge for restructuring in the first nine months of 1995, income before gain on the Offering, minority interest and income taxes increased $30,668,000, or 34%, in part due to higher operating profits in EC, up 36%, and SM, up 12%. In addition, interest expense declined and investment income increased for the reasons noted above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintained a strong liquidity and financial position with $706,611,000 of working capital at June 30, 1996, which includes $573,946,000 of cash and cash equivalents and $172,851,000 of marketable securities. Net cash flows from operations was $69,760,000 in the first nine months of 1996 as compared to $75,874,000 in the first nine months of 1995. Days sales outstanding at June 30, 1996 measured on a quarterly basis was 89 versus 93 at March 31, 1996, 107 at December 31, 1995 and 96 at September 30, 1995. Cash flows from operations, proceeds from the Offering and the exercise of stock options, and available cash balances were used to fund operations, purchases of cash equivalents and marketable securities and capital expenditures, including software additions.

     Sterling Software received net proceeds from the Offering of approximately $267,458,000 after deducting underwriting discounts and commissions and Sterling Software's pro rata share of offering expenses. The Offering resulted in net proceeds to Commerce of approximately $40,118,000 after deducting underwriting discounts and commissions and Commerce's pro rata share of offering expenses. In connection with the Offering, Sterling Software accelerated the vesting of substantially all outstanding options granted under Sterling Software's existing stock option plans. Sterling Software received proceeds of approximately $222,541,000 from the exercise of approximately 7,761,000 warrants and employee stock options for the period from October 1, 1995 to June 30, 1996. Proceeds of approximately $15,852,000 were received from the exercise of approximately 389,000 warrants and employee stock options for the period from July 1, 1996 to August 9, 1996. At August 9, 1996, approximately 1,176,000 additional shares of Software Stock would be issued and outstanding if all remaining outstanding options and warrants were exercised and would result in additional proceeds of approximately $42,519,000. At September 30, 1996, the combined total of cash, cash equivalents and marketable securities is estimated to be approximately $700,000,000 plus the proceeds, if any, from the exercise of the warrants and employee stock options that remain unexercised as of August 9, 1996. This estimate is based on management's assessment of certain future events and circumstances and constitutes a forward-looking statement. As such, this estimate is subject to inherent uncertainties and there can be no assurance that actual results will be consistent with this estimate. See "Forward-Looking Information" below.

     On December 20, 1995, the Company gave notice of the redemption of all of the $114,922,000 then outstanding principal amount of the Debentures. The effective date of the redemption was February 12, 1996 (the "Redemption Date"). The Debentures were convertible into shares of Software Stock. Approximately $114,912,000 principal amount of the Debentures was presented for conversion. In addition, approximately $78,000 principal amount of the Debentures had been converted prior to the announcement of the redemption. Approximately 4,056,000 shares of Software Stock were issued upon conversion of the Debentures. Approximately $10,000 principal amount of Debentures was redeemed for cash on February 12, 1996. The conversion and redemption of the Debentures will reduce the Company's interest charges by approximately $1,700,000 per quarter.

     At June 30, 1996, after the utilization of $1,146,000 for standby letters of credit, $33,854,000 was available for borrowing on the Company's $35 million revolving credit and term loan agreement. Certain of the Company's foreign subsidiaries have separate lines of credit available for foreign exchange exposure management and working capital requirements. These lines of credit are guaranteed by Sterling Software. At June 30, 1996, $1,350,000 was outstanding pursuant to foreign lines of credit and $21,350,000 was available for borrowing thereunder.

     On October 2, 1995, the Company renewed a share repurchase program pursuant to which it may repurchase shares of Software Stock from time to time through open market transactions. Through March 31, 1996, approximately 1,336,000 shares of Software Stock were repurchased at an aggregate amount of approximately $59,372,000. No shares were repurchased during the third quarter of 1996.

     At June 30, 1996, the Company's capital resource commitments consisted of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations primarily from existing cash balances and internally generated funds. No significant commitments exist for future capital expenditures. The Company believes available balances of cash, cash equivalents and investments in marketable securities combined with cash flows from operations and amounts available under credit and term loan agreements are sufficient to meet the Company's cash requirements for the foreseeable future.

OTHER MATTERS

     Demand for many of the Company's products tends to increase with increases in the rate of inflation as customers strive to improve employee productivity and reduce costs. However, the effect of inflation on the Company's relatively labor intensive cost structure could adversely affect its results of operations to the extent the Company might not be able to recover increased operating costs through increased prices for products and services.

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

FORWARD-LOOKING INFORMATION

     This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward-looking statements and information that are based on information available to the Company's management and various estimates, assumptions and predictions made by the Company's management. When used in SEC Filings, the words "anticipate," "contemplate," "estimate," "expect," "future," "intend," "plan" and similar expressions are intended to identify forward-looking statements. Such statements are subject to inherent uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners and competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Consequently, actual events, circumstances, consequences, effects and results may vary significantly from those described in or contemplated by such forward-looking statements or information.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders (the "Meeting") on May 29, 1996, at which the stockholders of the Company voted on and approved the following proposals:

     1. A special dividend, if declared by the Board of Directors, consisting of the distribution to the holders of Sterling Software's then outstanding shares of common stock, par value $0.10 per share, on a pro rata basis, of shares of common stock, par value $0.01 per share, of Sterling Software's subsidiary, Sterling Commerce, Inc., and ratification of certain Intercompany Agreements described in the Company's Proxy Statement for the Meeting.

     2.  Adoption of the Sterling Software, Inc. 1996 Stock Option Plan.

     3. The election of three Class C directors of the Company for terms expiring in 1995.

The proposals were approved by the following votes:

1.   Special Dividend
     ----------------

     FOR             AGAINST         ABSTENTIONS        BROKER NON-VOTES
     ---             -------         -----------        ----------------
     25,438,331      389,365         167,507            4,319,285

2.   Adoption of 1996 Stock Option Plan
     ----------------------------------

     FOR             AGAINST         ABSTENTIONS        BROKER NON-VOTES
     ---             -------         -----------        ----------------
     19,602,950      6,219,944       177,309            4,319,285

3.   Election of Directors
     ----------------------------------

     NAME                       FOR                  WITHHELD
     ----                       ---                  --------
     Sam Wyly                   29,025,893         1,288,595
     Sterling L. Williams       29,276,998         1,037,490
     Donald R. Miller, Jr.      29,026,900         1,287,588


ITEM 5.  OTHER INFORMATION

PRO FORMA FINANCIAL DATA

     The following unaudited financial data illustrate the effects on Sterling Software of the Distribution and the conversion and redemption of the Debentures (as such terms are defined in Notes 3 and 7 of the Notes to Consolidated Financial Statements included in Part I of this report). The pro forma balance sheet is based on the June 30, 1996 balance sheet of Sterling Software and assumes the Distribution was consummated on that date. The pro forma statements of operations data are based on the statements of operations data of Sterling Software for the nine months ended June 30, 1996 and 1995 and assumes that the Distribution and the conversion and redemption of the Debentures were consummated at the beginning of the fiscal periods presented.

     The pro forma financial data of Sterling Software do not purport to represent what the financial position or results of operations of Sterling Software would have been if the transactions had in fact been consummated on such date or at the beginning of the periods indicated or to project the financial position or results of operations for any future date or period. The pro forma adjustments are estimates based upon currently available information and upon certain assumptions that Sterling Software's management believes are reasonable in the circumstances. Actual results may vary from these estimates.

                            STERLING SOFTWARE, INC.
                     PRO FORMA CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 1996
                                 (IN THOUSANDS)

                                                             PRO FORMA
                                            HISTORICAL      ADJUSTMENTS       STERLING
                                             STERLING         FOR THE       SOFTWARE AS
                                           SOFTWARE AT     DISTRIBUTION     ADJUSTED AT
                                          JUNE 30, 1996   OF COMMERCE(1)   JUNE 30, 1996
                                          -------------   --------------   -------------
Current assets:
 Cash and cash equivalents..............     $  573,946      $ (21,706)         $552,240
 Marketable securities..................        172,851        (21,428)          151,423
 Accounts and notes receivable, net.....        170,740        (57,059)          113,681
 Prepaid expenses and other current
  assets................................         20,860        (18,808)            2,052
                                             ----------      ---------          --------
  Total current assets..................        938,397       (119,001)          819,396

Property and equipment, net.............         75,204        (38,315)           36,889
Computer software, net..................         89,952        (33,415)           56,537
Excess cost over net assets acquired,
 net....................................         80,971         (9,939)           71,032
Other assets............................         13,700         (6,868)            6,832
                                             ----------      ---------          --------
  Total assets                               $1,198,224      $(207,538)         $990,686
                                             ==========      =========          ========

Current liabilities.....................     $  231,786      $ (63,672)         $168,114
Long-term debt..........................          1,093                            1,093
Deferred income taxes...................          7,880        (21,191)          (13,311)
Other noncurrent liabilities............         32,308         (6,893)           25,415
Minority interest.......................         21,300        (21,300)

Stockholders' equity:(2)
 Common stock...........................          3,835                            3,835
 Additional paid in capital.............        748,491        (32,736)          715,755
 Retained earnings......................        211,019        (61,746)          149,273
 Less:  treasury stock..................        (59,488)                         (59,488)
                                             ----------      ---------          --------
  Total stockholders' equity............        903,857        (94,482)          809,375
                                             ----------      ---------          --------
  Total liabilities & stockholders'
    equity..............................     $1,198,224      $(207,538)         $990,686
                                             ==========      =========          ========



                            See accompanying notes.

                 NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET


(1)  Adjusted to give effect to the proposed Distribution.

(2) In connection with the Offering (as defined in Note 3 to Notes to Consolidated Financial Statements included in Part I of this report), Sterling Software accelerated the vesting of substantially all outstanding options granted under Sterling Software's existing stock option plans. Sterling Software received proceeds of approximately $202,543,000 from the exercise of 6,880,000 warrants and employee stock options for the period from January 1, 1996 to June 30, 1996. Proceeds of approximately $15,852,000 were received from the exercise of approximately 389,000 warrants and employee stock options for the period from July 1, 1996 to August 9, 1996. If all remaining options and warrants to purchase Software Stock at August 9, 1996 were exercised, approximately 1,176,000 additional shares of Software Stock would be issued and outstanding, resulting in additional proceeds to the Company of approximately $42,519,000. The impact of the potential exercise of Sterling Software's remaining options and warrants has not been reflected in the accompanying Pro Forma Consolidated Balance Sheet.

                            STERLING SOFTWARE, INC.
                       PRO FORMA STATEMENTS OF OPERATIONS
                        NINE MONTHS ENDED JUNE 30, 1996
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)



                                                             PRO FORMA
                                            HISTORICAL    ADJUSTMENTS FOR      PRO FORMA          STERLING
                                             STERLING      THE DEBENTURE     ADJUSTMENTS FOR     SOFTWARE AS
                                           SOFTWARE AT     REDEMPTION AND    THE DISTRIBUTION    ADJUSTED AT
                                          JUNE 30, 1996      CONVERSION       OF COMMERCE(2)    JUNE 30, 1996
                                          -------------   ---------------    ----------------   -------------

Revenue:
 Products...............................       $191,137                       $ (60,206)             $130,931
 Product support........................        134,066                         (41,354)               92,712
 Services...............................        161,756                         (72,271)               89,485
 Royalties from affiliated companies....                                        (13,620)
                                                                                 13,620    (4)
                                               --------      ------           ---------              --------
  Total revenue.........................        486,959                        (173,831)              313,128

Cost and expenses:
 Cost of sales:
  Products and product support..........         59,315                         (22,040)               50,895
                                                                                 13,620    (4)
  Services..............................         96,256                         (16,907)               79,349
                                               --------      ------           ---------              --------
                                                155,571                         (25,327)              130,244
 Product development and enhancement....         27,139                         (11,252)               15,887
 Selling, general and administrative....        197,241                         (70,844)              128,147
                                                                                  1,750    (3)
                                               --------      ------           ---------              --------
  Total costs and expenses..............        379,951                        (105,673)              274,278
                                               --------      ------           ---------              --------

 Income from operations.................        107,008                         (68,158)               38,850

 Interest expense.......................         (3,036)      2,581    (1)          110                  (345)
 Investment income......................         16,815                            (797)               16,018
 Other..................................            471                             375                   846
                                               --------      ------           ---------              --------
                                                 14,250       2,581                (312)               16,519
                                               --------      ------           ---------              --------
Income before gain on subsidiary public
 offering, minority interest and income
 taxes..................................        121,258       2,581             (68,470)               55,369
 Gain on subsidiary public offering.....        239,936                        (239,936)   (5)
 Minority interest......................         (3,871)                          3,871    (5)
                                               --------      ------           ---------              --------
Income before income taxes..............        357,323       2,581            (304,535)               55,369
Provision for income taxes                      154,604         877             (27,047)               15,662
                                                                               (112,772)   (5)
                                               --------      ------           ---------              --------
Income from continuing operations.......       $202,719      $1,704           $(164,716)             $ 39,707
                                               ========      ======           =========              ========

Pro forma income from continuing
 operations per share...................       $   5.80                                              $   1.13
                                               ========                                              ========

                            STERLING SOFTWARE, INC.
                       PRO FORMA STATEMENTS OF OPERATIONS
                        NINE MONTHS ENDED JUNE 30, 1995
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)



                                                             PRO FORMA
                                            HISTORICAL    ADJUSTMENTS FOR      PRO FORMA          STERLING
                                             STERLING      THE DEBENTURE     ADJUSTMENTS FOR     SOFTWARE AS
                                           SOFTWARE AT     REDEMPTION AND    THE DISTRIBUTION    ADJUSTED AT
                                          JUNE 30, 1995      CONVERSION       OF COMMERCE(2)    JUNE 30, 1995
                                          -------------   ---------------    ----------------   -------------

Revenue:
 Products...............................       $160,957                      $ (44,616)              $116,341
 Product support........................        115,550                        (33,705)                81,845
 Services...............................        139,066                        (56,747)                82,319
 Royalties from affiliated companies....                                        (7,940)
                                                                                 7,940     (4)
                                               --------                      ---------               --------
  Total revenue.........................        415,573                       (135,068)               280,505

Cost and expenses:
 Cost of sales:
  Products and product support..........         48,696                        (16,548)                40,088
                                                                                 7,940     (4)
  Services..............................         86,547                        (12,925)                73,622
                                               --------      ------          ---------               --------
                                                135,243                        (21,533)               113,710
 Product development and enhancement....         32,463                        (11,337)                21,126
 Selling, general and administrative....        157,383                        (53,122)               106,886
                                                                                 2,625     (3)
 Restructuring charges..................         19,512                                                19,512
 Purchased research and development.....         62,000                                                62,000
                                               --------      ------          ---------               --------
  Total costs and expenses..............        406,601                        (83,367)               323,234
                                               --------      ------          ---------               --------
 Income (loss) from operations..........          8,972                        (51,701)               (42,729)

 Interest expense.......................         (6,389)      4,959    (1)          38                 (1,392)
 Investment income......................          5,719                            (16)                 5,703
 Other income...........................            776                            321                  1,097
                                               --------      ------          ---------               --------
                                                    106       4,959                343                  5,408
                                               --------      ------          ---------               --------
Income (loss) before income taxes.......          9,078       4,959            (51,358)               (37,321)

Provision (benefit) for income taxes....         28,284       1,984            (20,543)                 9,725
                                               --------      ------          ---------               --------
Income (loss) from continuing operations       $(19,206)     $2,975          $ (30,815)              $(47,046)
                                               ========      ======          =========               ========
Pro forma income (loss) from continuing
 operations per share...................       $   (.84)                                             $  (1.74)
                                               ========                                              ========

                  NOTES TO PRO FORMA STATEMENTS OF OPERATIONS


(1) Adjusted to give effect to the interest savings associated with the conversion of the outstanding Debentures into Software Stock.

(2)  Adjusted to give effect to the Distribution.

(3) Administrative charges incurred by Sterling Software allocated to Commerce were approximately $1,750,000 and $2,625,000 in the nine months ended June 30, 1996 and 1995, respectively. No administrative charges were allocated to Commerce in the third quarter of 1996 as these costs were incurred by Commerce during this period. The historical adjustment reflects the addition of those costs to Sterling Software as if Commerce had been historically distributed to stockholders.

(4) As owner of software products distributed by Sterling Software's international operations, Commerce includes royalties received from Sterling Software as revenue. Such revenues are eliminated in the pro forma adjustment and are an expense to Sterling Software.

(5) This adjustment is to reflect the reclassification of the gain on the Offering and minority interest to discontinued operations, which is expected to occur if the Distribution occurs.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q :

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
                 Inc. and Trust Company Bank (8)

        4(c)  -  Supplemental Warrant Agreement dated as of November 30, 1994 between KnowledgeWare, Inc. and Trust Company Bank (8)

       10(a) - Form of Amendment to Change in Control Severance Agreement dated as of June 18, 1996, between the Company and each of its executive officers (9)

       11(a)  -  Computation of Earnings Per Share, Three Months Ended June 30,
                 1996 (9)

       11(b)  -  Computation of Earnings Per Share, Three Months Ended June 30,
                 1995 (9)

       11(c)  -  Computation of Earnings Per Share, Nine Months Ended June 30,
                 1996 (9)

       27     -  Financial Data Schedule (9)

 -------------------
(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-56185 on Form S-4 and incorporated herein by reference.

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

     (b)  Reports on Form 8-K.

      During the three months ended June 30, 1996, the Company filed a Current Report on Form 8-K dated May 29, 1996 reporting information under Item 5.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             STERLING SOFTWARE, INC.



Date:  August 13, 1996          /s/  Sterling L. Williams
                           -------------------------------
                                 Sterling L. Williams
                            President, Chief Executive Officer
                                  and Director
                              (Principal Executive Officer)





Date:  August 13, 1996       /s/  Jeannette P. Meier
                           ---------------------------------
                               Jeannette P. Meier
                            Executive Vice President, Chief
                              Financial Officer and General Counsel
                           (Principal Financial and Accounting Officer)

                         EXHIBIT INDEX
                         -------------

EXHIBIT
  NO.                           DESCRIPTION
- -------      --------------------------------------------

 2(a)   -    Amended and Restated Agreement and Plan of Merger dated
             as of August 31, 1994, among the Company, KnowledgeWare,
             Inc. and SSI Corporation ("KWI Agreement and Plan of Merger") (1)

 2(b)   -    Agreement dated October 11, 1994 among the Company,
             KnowledgeWare, Inc. and SSI Corporation (1)

 2(c)   -    First Amendment to KWI Agreement and Plan of Merger (1)

 3(a)   -    Certificate of Incorporation of the Company (2)

 3(b)   -    Certificate of Amendment of Certificate of Incorporation
             of the Company (3)

 3(c)   -    Certificate of Amendment of Certificate of Incorporation
             of the Company (4)

 3(d)   -    Certificate of Amendment of Certificate of Incorporation
             of the Company (5)

 3(e)   -    Restated Bylaws of the Company (6)

 4(a)   -    Indenture dated February 2, 1993 between the Company and
             Bank of America Texas, National Association, as Trustee, including the form of 5.75% Convertible Subordinated
             Debenture attached as Exhibit A thereto (7)

 4(b)   -    Warrant Agreement dated June 9, 1994 between KnowledgeWare,
             Inc. and Trust Company Bank (8)

 4(c)   -    Supplemental Warrant Agreement dated as of November 30,
             1994 between KnowledgeWare, Inc. and Trust Company Bank (8)

10(a)   -    Form of Amendment to Change in Control Severance Agreement
             dated as of June 18, 1996, between the Company and each of its executive officers (9)

11(a)   -    Computation of Earnings Per Share, Three Months Ended
             June 30, 1996 (9)

11(b)   -    Computation of Earnings Per Share, Three Months Ended
             June 30, 1995 (9)

11(c)   -    Computation of Earnings Per Share, Nine Months Ended
             June 30, 1996 (9)

27      -    Financial Data Schedule (9)

- ---------
(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-56185 on Form S-4 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement No. 2-82506 on Form S-1 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-69926 on Form S-8 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Registration Statement No. 33-56679 on Form S-3 and incorporated herein by reference.
(9)  Filed herewith.