Form 10-K
period 1996-10-30
STERLING SOFTWARE INC
filed 1996-11-26
CIK 716714

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [FEE REQUIRED]

  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  FOR THE TRANSITION PERIOD FROM       TO

                          COMMISSION FILE NO. 1-8465

                               ----------------

                            STERLING SOFTWARE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              75-1873956
                                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    (STATE OR OTHER JURISDICTION OF
    INCORPORATION OR ORGANIZATION)

                   8080 NORTH CENTRAL EXPRESSWAY, SUITE 1100
                              DALLAS, TEXAS 75206
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 891-8600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS           ON WHICH REGISTERED
        -------------------         -----------------------
     Common Stock, $0.10 Par Value  New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of November 15, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,209,554,936 based on the closing sales price of $33 1/8 of the Registrant's Common Stock on the New York Stock Exchange.

  As of November 15, 1996, 38,429,849 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the Annual Meeting of Stockholders of Registrant to be held during 1997 are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STERLING SOFTWARE, INC.

                               TABLE OF CONTENTS

 FORM 10-K ITEM                                                           PAGE
 --------------                                                           ----
 PART I.
    Item 1.     Business................................................    1
    Item 2.     Properties..............................................   13
    Item 3.     Legal Proceedings.......................................   14
    Item 4.     Submission of Matters to a Vote of Security Holders.....   14
 PART II.
    Item 5.     Market for Registrant's Common Equity and Related
                 Stockholder Matters....................................   14
    Item 6.     Selected Financial Data.................................   15
    Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................   16
    Item 8.     Financial Statements and Supplementary Data.............   24
    Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure....................   48
 PART III.
    Item 10.    Directors and Executive Officers of the Registrant......   48
    Item 11.    Executive Compensation..................................   48
    Item 12.    Security Ownership of Certain Beneficial Owners and
                 Management.............................................   48
    Item 13.    Certain Relationships and Related Transactions..........   48
 PART IV.
    Item 14.    Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K...............................................   49

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Sterling Software, Inc. ("Sterling Software" or the "Company") was founded in 198l and became a publicly owned corporation in 1983. Sterling Software is a recognized worldwide supplier of software products and services within three major markets classified as systems management, applications management and federal systems. Sterling Software's international operations are responsible for sales, marketing and first-level support of the Company's products outside the United States and Canada. Consistent with Sterling Software's decentralized operating structure, major markets are served by independently operated business groups which consist of divisions that focus on specific business niches within those markets. Sterling Software believes that its decentralized organizational structure promotes operating flexibility, improves responsiveness to customer requirements and focuses management on achieving revenue and operating profit objectives. Sterling Software has historically expanded its operations through internal growth and by business and product acquisitions.

  On September 30, 1996, Sterling Software completed the spin-off of Sterling Commerce, Inc. ("Sterling Commerce"), which owns and operates the businesses formerly conducted by Sterling Software's electronic commerce business segment (see "Sterling Commerce Initial Public Offering and Spin-Off" below). As used in this Part I, the terms "Sterling Software" and the "Company" do not include the business operations of Sterling Commerce. Further, to give effect to the spin-off, Sterling Software has reclassified the results of Sterling Commerce as discontinued operations in the accompanying Consolidated Financial Statements.

  As of September 30, 1996, Sterling Software's continuing business segments were:

  . the systems management business segment, which provides enterprise-wide systems management software products for large computing environments. The software products of this business segment specialize in storage management, operations management and VM systems management. Sterling Software addresses the needs of corporations as they move to client/server computing environments, offering products that operate on a variety of computer platforms and operating systems;

  . the applications management business segment, which provides products for developing new applications, revitalizing, integrating and extending existing applications and facilitating enterprise information access. These software tools allow customers to quickly develop and implement new client/server applications, to integrate and improve existing applications at the desktop and to transform data into information that is useful for effective decision-making. Consulting and education services are also offered to ensure customers are successful in using the products; and

  . the federal systems business segment, which provides highly technical professional services to the federal government under several multi-year contracts. Major customers of this business segment are the U.S. Department of Defense ("DoD") and the National Aeronautics and Space Administration ("NASA"). Federal Systems' personnel also serve as a source of technical expertise for other divisions of Sterling Software and provide technical services for non-governmental customers, as well.

Worldwide revenue from the Company's systems management, applications management and federal systems business segments represented 39%, 25% and 26%, respectively, of the Company's total revenue during 1996. See Notes 5 and 6 of Notes to Consolidated Financial Statements.

  In addition to the three business segments described above, Sterling Software has international operations that sell and support the Company's products through 30 offices in 17 countries and through agents and distributors in 51 additional countries. International operating results therefrom are included, as applicable, in the operating results of the systems management and applications management business segments contained herein. The Company's international operations also sell, market and provide first-level support for certain of

Sterling Commerce's electronic commerce products, the results of which are included in the "Corporate and other" business segment. See "Shared Management and Other Relationships with Sterling Commerce" below. Revenue from the Company's international operations represented 38% of the Company's revenue during 1996.

  A large percentage of Sterling Software's business is recurring business through annual and multi-year product support agreements, generally having terms ranging from one to three years, fixed term product lease and rental agreements, generally having terms ranging from month-to-month to year-to-year and multi-year federal contracts generally having terms ranging from one to five years. Recurring revenue represented 54% and 55% of the Company's total revenue in 1996 and 1995, respectively. Sterling Software's customer base includes 95 of the 100 largest and 410 of the 500 largest U.S. industrial and service corporations, as ranked by 1995 revenues reported in Fortune.

SYSTEMS MANAGEMENT

  The systems management business segment is conducted by Sterling Software's Systems Management Group ("SMG"), with headquarters near Washington, D.C. SMG provides enterprise-wide systems management software for large computing environments. SMG's three divisions specialize in storage management, VM systems management and operations management software. As of September 30, 1996, SMG employed approximately 450 people.

  Under the SAMS family name, the Storage Management Division provides software that manages, monitors, and automates data storage in both distributed and centralized environments. These products provide enterprise-wide storage management capabilities and include solutions for a variety of platforms, including MVS, UNIX, Windows NT and NetWare. The key elements of the division's enterprise storage management architecture remain consistent across multiple platforms and allow organizations to: manage enterprise data storage in a uniform manner; implement consistent storage management policies and standards; provide centralized management of distributed data; and enforce the protection of critical data, regardless of where it resides. SAMS:Vantage is a client/server system that provides comprehensive automation, interactive reporting, analysis and predictive modeling capabilities along with centralized allocation control for all MVS data. SAMS:Expert delivers centralized management of distributed storage across multiple platforms through on-line, interactive reporting and automation of storage subsystems in UNIX, Windows NT and NetWare environments. The division also offers additional products, including SAMS:Allocate, a centralized allocation control system to make volume pooling easier and SAMS:Disk, a data storage management system. SAMS:Select is a high-performance backup accelerator for MVS data and SAMS:Compress is a data compression tool available for MVS, IMS and DB2 data.

  SMG's VM Software Division is the leading provider of comprehensive, integrated systems management software for IBM's VM operating system. The division has three product lines. The VM:Manager product family provides solutions for automated operations, storage management, service-level management, security and disaster recovery. VM:Manager enables VM sites to control costs, improve performance and increase user productivity. In 1996, the division introduced VM:Vantage, a client/server system for managing VM data storage from a Windows-based desktop. VM:Vantage provides comprehensive automation, reporting and analysis capabilities for VM data. In addition, cross-platform managers can manage both VM and MVS storage with the shared client technology of VM:Vantage and the Storage Management Division's SAMS:Vantage. VM:Webserver, also introduced in 1996, is a World Wide Web server for VM, which allows customers to exploit user-friendly web browsers to deliver mainframe-based information to end-users on any platform. VM:Webserver acts as a repository for home pages and documents created using Hypertext Markup Language ("HTML") and also stores, retrieves, and processes information in various formats, including text, graphics, sound, image, video and Java applets.

  SMG's networked systems management products are marketed by the Operations Management Division under the SOLVE family name. This division provides software for managing networked systems from a business service perspective. SOLVE products allow information systems to tie operations and service objectives to the organization's business processes through a methodology called service-driven operations. SOLVE:Netmaster automates Systems Network Architecture ("SNA") and other network management operations across a variety of enterprise platforms and SOLVE:Netmaster for TCP/IP (Transmission Control Protocol/Internet Protocol), introduced during 1996, provides end-to-end management and monitoring of combined SNA and TCP/IP networks from one console. SOLVE:Operations for MVS and SOLVE:Operations for SNA provide desired-state, code-free, service-based automation of MVS systems and SNA networks, respectively. Automated actions are mapped to service-level obligations and business priorities, enabling customers to monitor and manage resources as elements of a service commitment. SOLVE:Operations for OpenView and SOLVE:Operations for NetView/AIX (formerly named SOLVE:Commander), are UNIX-based products that enable customers to manage mainframe (MVS and SNA) and distributed (Simple Network Management Protocol ("SNMP") and non-SNMP) systems resources from a service-driven perspective in which resources are seen in terms of the services, or business functions, they support. SOLVE:Central, an integrated suite of products to record problem, change, configuration and asset data in a single data repository, is comprised of:
SOLVE:Problem for problem tracking and resolution; SOLVE:Change for managing the systems change process; SOLVE:Configuration for tracking software and hardware configuration changes; SOLVE:Asset for business management of computer assets and the services they deliver; and SOLVE:Viewpoint, a Windows-based interface to the SOLVE:Central suite that brings administrative control to the desktop.

  Worldwide revenue from the Company's systems management business segment represented 39% of the Company's revenue during both 1996 and 1995 and 43% of the Company's revenue during 1994.

APPLICATIONS MANAGEMENT

  The applications management business segment is conducted by Sterling Software's Applications Management Group ("AMG"), with headquarters in Atlanta, Georgia, and Sterling Software's Information Management Group ("IMG"), with headquarters near Los Angeles, California. IMG was formed on October 1, 1996 to align two businesses focused on the business intelligence market and is composed of two former AMG divisions, the Information Management Division and the Data Access Division. IMG's two divisions develop software products that facilitate enterprise information access and transform data into information that is useful for effective decision-making. AMG's two divisions, the Applications Development Division and the Desktop Integration Division, focus exclusively on the client/server applications development market with software tools for creating new client/server applications and tools for integrating desktop, server and host applications. As of September 30, 1996, AMG and IMG collectively employed approximately 350 people.

  AMG's Applications Development Division markets PC-based products and services under the KEY family name for business and systems modeling and predictably developing new applications systems. The products combine business and applications modeling with state-of-the-art rapid prototyping and visual client/server development to produce applications for Windows, UNIX, OS/2, OS/400 and MVS environments. A systematic approach to modeling, delivering and managing applications throughout the development process is provided. KEY:Workgroup is a Windows-based application development environment based on an underlying object-oriented architecture that combines the strengths of business and systems modeling with the capabilities of visual development. The KEY:Workgroup family of products integrates workflow modeling, business process reengineering, data analysis and visual development, allowing developers to reuse objects and application components for development of client/server applications. The Key:Workgroup components are: KEY:Advise, KEY:Model, KEY:Empower and KEY:Assemble. KEY:Enterprise is an OS/2-based suite of second generation client/server development and support products for enterprise-class business applications. This product suite facilitates the development of multi-tier, client/server applications, assisting users in multiple development phases: planning, analysis, prototyping, design, code generation, system documentation and maintenance. The KEY:Enterprise components are: KEY:Advise, KEY:Analyze, KEY:Coordinate, KEY:Construct, KEY:Design, KEY:Document, KEY:Guide, KEY:Plan and KEY:Team.

  AMG's Desktop Integration Division provides software products and services under the STAR family name that assist organizations in their delivery of client/server applications that integrate host, server and desktop systems throughout the enterprise. The division's flagship product, STAR:Flashpoint, is a Windows-based tool that, using visual development techniques, allows users to incorporate and integrate information at the desktop as well as to create graphical user interfaces for host-based applications. This division is also developing a new product for expected release in December 1996, STAR:View, that will provide end-users with intelligent access to host-based applications via web browsers. STAR:View, which runs on a Windows NT server, provides intelligent access to host applications via standard web browsers. It translates the host data stream into HTML pages and then translates the HTML pages back into the host datastream to return information to the host application.

  IMG's Information Management Division markets products and services under the VISION family name that enable customers to extract value from their existing corporate data and maximize the return on their information technology investment by extending the life and usefulness of their legacy applications. By improving existing applications, customers can reconcile their legacy and new development strategies, ensuring they have the resources to implement required new systems. VISION:Results is an information management and report generation system for IBM enterprise servers and a dynamic complement to COBOL. VISION:Builder and VISION:Transact are applications development tools for batch and on-line environments, respectively, that operate on major IBM enterprise server platforms. The VISION:Legacy suite of tools addresses the functions required to assess the quality and maintainability of applications, restructure old COBOL programs, redocument the flow of control through legacy systems and graphically represent the architecture and flow of existing systems. The VISION:Legacy suite of products, including VISION:Inspect, VISION:Assess, VISION:Recode and VISION:Redocument, helps address the "Year 2000" effort with system-wide analysis capabilities and reports to help identify and modify date and date-related fields. The division's consultants, assisted by the software products, offer customized approaches to address the "Year 2000" issue.

  IMG's Data Access Division markets managed data access products and services under the CLEAR family name that enable business users to access corporate data in an organized, efficient manner. CLEAR:Access and CLEAR:Manage are the cornerstones of the product line and run on Windows, Windows NT, Windows 95 and Macintosh platforms. CLEAR:Access facilitates end-user access as a query and reporting tool, allowing both novice and experienced users to easily obtain, manipulate and view multi-dimensional data from more than 70 databases, ranging from relational databases to data warehouses and legacy systems. CLEAR:Manage allows database managers to monitor and control database access in a client/server environment.

  Worldwide revenue from the Company's applications management business segment represented 25%, 27% and 15% of the Company's revenue during 1996, 1995 and 1994, respectively.

FEDERAL SYSTEMS

  The federal systems business segment is conducted by Sterling Software's Federal Systems Group ("FSG"), with headquarters near Washington, D.C. FSG's two divisions provide highly specialized technical professional services to sectors of the federal government, generally under multi-year contracts. In 1996, Sterling Software began its 30th year of service to both NASA and the DoD, FSG's major customers. In 1996, FSG was performing work under 107 contracts, many of which are for multi-year terms. As of September 30, 1996, FSG employed approximately 1,200 people.

  FSG's Information Technology Division provides highly technical professional services, generally requiring top secret security clearances, to military command and control, intelligence and weather agencies. The division specializes in data handling, secure communications, networking, systems integration and application development in support of varied technical projects ranging from satellite data collection to counter-terrorism. In 1996, this division expanded its work in weather and intelligence applications and in network security through competitively awarded and follow-on contracts. The division's computing resources include data processing facilities approved for classified operations and substantial hardware and software configurations to support software life cycle activities in a distributed processing environment.

  FSG's Scientific Systems Division is a provider of scientific software support and highly technical professional services to civil sectors of the federal government, particularly in scientific and engineering areas, and a provider of specialty software products in advanced visualization and virtual reality. The division's contracts include projects for spacecraft imagery, supercomputing outsourcing, systems administration and network security, and applications such as aerodynamics, aerospace testing and transportation safety. Under contract to NASA, the division's engineers designed and now operate the NASA Science Internet and developed the prototypes of new knowledge-based air traffic management software which was successfully field-tested by the Federal Aviation Administration at airports in Denver and Dallas/Fort Worth. The division's customers include the Jet Propulsion Laboratory, the NASA Ames, Lewis and Marshall Centers and the Executive Office of the President. In 1996, the division and its staff received various recognition awards and honors from its customers, including the NASA Quality Award.

  Revenue from the federal systems business segment represented 26% of the Company's revenue during both 1996 and 1995 and 33% of the Company's revenue during 1994.

INTERNATIONAL OPERATIONS

  Sterling Software's International Group ("IG") and Asia Pacific Group ("APG") are the exclusive channels to international markets for Sterling Software's products, with responsibility for sales, marketing and first-level support of all Sterling Software products and services outside of the United States and Canada. The groups also operate under a three-year exclusive marketing and services agreement with Sterling Commerce for the sales, marketing and first-level support of Sterling Commerce's CONNECT and GENTRAN families of products sold in markets outside of the U.S. and Canada. CONNECT products enable customers to send and retrieve data electronically and GENTRAN products convert data into and out of standard electronic commerce formats. See "Shared Management and Other Relationships with Sterling Commerce" below.

  IG operates through four regional divisions representing France and Northern, Central and Southern Europe, and the Distributor Division, which represents Sterling Software's agents and distributors in Europe, the Middle East, South Africa, Israel and Latin America. APG was formed on October 1, 1996 from IG's former Pacific Division. APG operates through two regional divisions representing Japan and Australia, and a business unit, Distributor Operations, which represents Sterling Software's agents and distributors in the Pacific Rim.

  The France Division, with an office in Paris, France, has responsibility for direct sales in France and French- speaking Switzerland. The Northern Europe Division, headquartered in London, England, has responsibility for direct sales in the United Kingdom, Denmark, Finland, Belgium, The Netherlands and Scandinavia, and has offices in eight European cities. The Central Europe Division, headquartered in Dusseldorf, Germany, has responsibility for direct sales in Germany, German-speaking Switzerland and Austria, and has offices in five European cities. The Southern Europe Division, headquartered in Rome, Italy, has responsibility for all sales in Italy and direct sales in Spain and Portugal. The division has offices in five European cities. IG's Distributor Division, headquartered in London, England, manages agents and distributors in 41 countries, including South Africa, Israel, Spain, Portugal and Mexico, and countries in areas that include the Middle East, Eastern Europe and Central and South America.

  APG's Japan Division, headquartered in Tokyo, Japan with an office in Osaka, has responsibility for direct and certain indirect sales in Japan. The Australia Division, headquartered in Sydney, Australia, has responsibility for direct sales in Australia and New Zealand and has offices in three cities. APG's Distributor Operations, headquartered in Singapore, manages agents and distributors in territories that include China, Hong Kong, India, Indonesia, Korea, Malaysia, the Philippines, Taiwan, Thailand and Singapore.

  As of September 30, 1996, IG and APG collectively employed approximately 500 people. Revenue from the Company's international operations represented 38% of the Company's revenue during both 1996 and 1995 and 32% of the Company's revenue during 1994. As noted above, Sterling Software's international operating results are included, as applicable, in the operating results of the systems management and applications management business segments. The results of the Company's international operations related to selling, marketing and providing first-level support for certain of Sterling Commerce's electronic commerce products are included in the "Corporate and other" business segment.

STERLING COMMERCE INITIAL PUBLIC OFFERING AND SPIN-OFF

  On March 13, 1996, Sterling Software completed an initial public offering (the "Offering") of 13.8 million shares, or 18.4%, of Sterling Commerce, a subsidiary formed to operate the business of Sterling Software's former Electronic Commerce Group. Sterling Software sold to the public 12 million shares of Sterling Commerce common stock, par value $.01 per share ("Commerce Stock"), then owned by it and Sterling Commerce sold 1.8 million previously unissued shares of Commerce Stock. Net proceeds, after deducting underwriting discounts and commissions and other Offering expenses, were approximately $265,458,000 to Sterling Software.

  Sterling Software incorporated Sterling Commerce as a wholly owned subsidiary in December 1995 and (i) caused to be transferred to Sterling Commerce all of the subsidiaries previously comprising Sterling Software's Electronic Commerce Group and certain assets relating to operations of the Electronic Commerce Group previously conducted by Sterling Software's International Group and Federal Systems Group, and (ii) entered into contractual arrangements with Sterling Commerce related to, among other things, tax matters, international marketing, indemnification, space sharing and certain services.

  On September 30, 1996, Sterling Software completed the spin-off of Sterling Commerce with the pro rata distribution (the "Distribution") of its remaining 81.6% ownership in Sterling Commerce to Sterling Software stockholders by means of a tax-free dividend. To give effect to the spin-off, Sterling Software has reclassified the results of Sterling Commerce as discontinued operations in the accompanying Consolidated Financial Statements.

SHARED MANAGEMENT AND OTHER RELATIONSHIPS WITH STERLING COMMERCE

Management

  The Board of Directors of Sterling Software (the "Board") currently has ten members. Messrs. Sam Wyly, Charles J. Wyly, Jr. and Evan A. Wyly are directors of Sterling Software and are also directors of Sterling Commerce. Mr. Sterling
L. Williams is President, Chief Executive Officer and a member of the Board and is also Chairman of the Board of Directors of Sterling Commerce. In addition, Jeannette P. Meier serves as Executive Vice President, Chief Financial Officer, General Counsel and Secretary of both companies and Phillip
A. Moore serves as an Executive Vice President of both companies. Neither the length of service for any particular individual nor the capacity or capacities in which he or she may serve either Sterling Software or Sterling Commerce (or both) has been determined as of the date of this report.

  Sterling Software and Sterling Commerce have significant contractual and other ongoing relationships as discussed below under "Intercompany Agreements." Conflicts of interest may arise between Sterling Software and Sterling Commerce in a number of areas relating to such ongoing relationships, including potential competitive business activities, international marketing functions, tax and employee benefit matters, indemnity arrangements, and the continued service of certain directors and executive officers of each of Sterling Software and Sterling Commerce as directors and executive officers of the other company. The Board will utilize such procedures in evaluating the terms and provisions of any material transactions between Sterling Software and Sterling Commerce and their respective affiliates as the Board may deem appropriate in light of its fiduciary duties under state law.

Intercompany Agreements

  In anticipation of the Offering, Sterling Software and Sterling Commerce entered into a number of agreements (the "Intercompany Agreements") for the purpose of defining certain relationships between them. Certain of the more significant Intercompany Agreements are summarized below. As a result of Sterling Software's ownership interest in Sterling Commerce, the terms of such agreements were not the result of arm's-length negotiation. Copies of certain of the Intercompany Agreements, including those described below, have been filed as exhibits to this report.

  Tax Allocation Agreement. Sterling Software and Sterling Commerce have entered into a tax allocation agreement (the "Tax Allocation Agreement") to provide for (i) the allocation of payments of taxes for periods during which Sterling Software (or any of its affiliates other than Sterling Commerce and its subsidiaries) and Sterling Commerce or any of its subsidiaries are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns,
(iii) the conducting of tax audits and the handling of tax controversies, and
(iv) various related matters. For periods during which Sterling Commerce and/or its subsidiaries are included in Sterling Software's consolidated federal income tax returns or consolidated, combined or unitary state tax returns (which periods include the period between the Offering and the Distribution), Sterling Commerce is required to pay to or is entitled to receive from Sterling Software its allocable portion of the consolidated federal and state income tax liability or refunds, respectively. Sterling Commerce is directly responsible for separate state, local and foreign tax returns and related liabilities for itself and its subsidiaries for all periods.

  International Marketing Agreement. A subsidiary of each of Sterling Software and Sterling Commerce have entered into a marketing services agreement (the "International Marketing Agreement") pursuant to which Sterling Software acts as the exclusive distributor (directly and through subdistributors) of Sterling Commerce's GENTRAN and CONNECT families of products in markets outside the United States and Canada and is responsible for sales, marketing and first-level support of such products in those markets. The International Marketing Agreement, which expires in March 1999, provides for the payment to Sterling Commerce of royalties equal to 50% of the net revenue that Sterling Software derives from licenses of Sterling Commerce's GENTRAN and CONNECT families of products and related product support services, with the balance of such net revenue to be retained by Sterling Software as payment for the services provided by it under the International Marketing Agreement. The International Marketing Agreement obligates Sterling Software to use efforts in the marketing of Sterling Commerce's software products and the provision of related services comparable to those used by Sterling Software in connection with the marketing of its own products and services. Although it is not anticipated that products and services offered by Sterling Software will be directly competitive with the products and services offered by it on behalf of Sterling Commerce, the International Marketing Agreement does not expressly prohibit Sterling Software from offering such products and services (subject to the obligations described in the preceding sentence).

  Indemnification Agreement. Sterling Software and Sterling Commerce have entered into an indemnification agreement (the "Indemnification Agreement"). Under the Indemnification Agreement, subject to limited exceptions, Sterling Commerce is required to indemnify Sterling Software and its directors, officers, employees, agents and representatives for liabilities under federal or state securities laws as a result of the Offering or the Distribution. The Indemnification Agreement also provides that each party thereto (the "Indemnifying Party") will indemnify the other party thereto and its directors, officers, employees, agents and representatives (each, an "Indemnified Party") for liabilities that may be incurred by an Indemnified Party relating to, resulting from or arising out of (i) the businesses, operations or assets conducted or owned or formerly conducted or owned by the Indemnifying Party and its subsidiaries (except, in the case where Sterling Software is the Indemnifying Party, the businesses, operations and assets of Sterling Commerce and its subsidiaries) or (ii) the failure by the Indemnifying Party to comply with any other agreements executed in connection with the Offering. In addition, the Indemnification Agreement and a subsequent agreement between Sterling Software and Sterling Commerce provide that Sterling Commerce will indemnify Sterling Software and its directors, officers, employees, agents and representatives for any liabilities resulting from or arising out of certain acts, failures to act or the provision of incorrect factual information by Sterling Commerce in connection with the Internal Revenue Service ("IRS") ruling request that cause the Distribution to be taxable to Sterling Software or its stockholders.

  The Indemnification Agreement also provides that each party thereto (the "Obligor Party") (i) will use reasonable efforts to obtain the release of the other party thereto (the "Guarantor Party") from its obligation under or in respect of all material guarantees, surety and performance bonds, letters of credit and other arrangements guaranteeing or securing any liability or obligation of the Obligor Party, (ii) will indemnify the Guarantor Party for any liabilities incurred under such guarantees, bonds, letters of credit and other arrangements, and (iii) will reimburse the Guarantor Party for its direct costs (or, in certain circumstances, the Obligor Party's pro rata share of such direct costs) of maintaining such guarantees, bonds, letters of credit and other arrangements pending the release of the Guarantor Party thereunder.

PRODUCT LICENSES

  Sterling Software's software products are generally licensed for perpetual use or for a fixed term. Sterling Software typically does not sell or otherwise transfer title to its software products. The Company's license agreements generally restrict the use of the product to designated sites or central processing units and prohibit reproduction, transfer or disclosure of the product; however, some license agreements may cover multiple sites or multiple central processing units at one site. In 1996, 1995 and 1994, 44%, 42% and 37%, respectively, of the Company's revenue consisted of products revenue. During both 1996 and 1995, 36% of total software revenue, and during 1994, 15% of total software revenue, was derived from platforms other than stand-alone mainframes.

PRODUCT SUPPORT

  Product support is available to Sterling Software customers, typically through annual contracts generally priced from 12% to 22% of the then-current license fee. Sterling Software's product support contracts allow customers to receive updated versions of Sterling Software's software products when and if they become available, as well as telephone access to Sterling Software's technical personnel. In 1996, 28%, and in both 1995 and 1994, 29% of the Company's revenue consisted of product support revenue.

SERVICES

  Sterling Software's services primarily include technical professional services in support of federal government contracts provided through Sterling Software's Federal Systems Group. Sterling Software provides training and education in support of its products generally in the form of customer training seminars, videos and instruction materials. Sterling Software also offers product-specific consulting and education services within the Applications Management Group and Information Management Group to ensure customers are successful in using those groups' products. In 1996, 1995 and 1994, 28%, 29% and 33%, respectively, of the Company's revenue consisted of services revenue.

PRODUCT DEVELOPMENT

  Each division within Sterling Software's Systems Management Group, Applications Management Group and Information Management Group has its own development function. Sterling Software's product development programs in each of these businesses include the enhancement of existing products and introduction of new products based upon current and anticipated customer needs. Each development lab operates as a profit center with revenues derived from intercompany royalties earned on products sold in the domestic and international markets. The Company believes that this organizational structure facilitates development cost control and focuses the development function on the customer's needs. Approximately 250 of Sterling Software's employees were engaged in product development at September 30, 1996. Gross product development costs in 1996, 1995 and 1994 were $36,448,000, $39,359,000 and $28,566,000, respectively, of which the Company capitalized $15,527,000, $11,657,000 and $8,061,000, respectively, as the cost of developing and testing new or significantly enhanced software products.

SALES AND MARKETING

  Consistent with its decentralized operating structure, Sterling Software conducts its sales and marketing activities in multiple software divisions focused on specific product markets. Sterling Software sells its products and services through a combination of direct sales and telesales organizations, and in certain foreign countries, through independent agents and distributors. The use of telesales has proven effective in reaching customers at a minimal cost. Each division within the Systems Management Group, Applications Management Group and Information Management Group has its own United States sales and marketing organization. In addition, the Company's International Group and Asia Pacific Group have their own sales functions to focus specifically on the international marketplace for each of Sterling Software's product lines and Sterling Commerce's CONNECT and GENTRAN families of products. At September 30, 1996, Sterling Software employed approximately 350 sales representatives.

CUSTOMERS

  Sterling Software's customers include 95 of the 100 largest and 410 of the 500 largest U.S. industrial and service corporations, as ranked by 1995 revenues in Fortune. In the year ended September 30, 1996, agencies, branches, and departments of the federal government accounted for approximately 26% of the Company's consolidated revenue.

COMPETITION

  The computer software and services industry is highly competitive. Sterling Software competes with both large companies with substantially greater resources and small specialized companies that compete in a particular geographic region or market niche. Sterling Software also competes with internal programming staffs of corporations and, increasingly, with hardware manufacturers. Some internal programming staffs of corporations are capable of developing products similar to those offered by the Company. In general, however, the Company believes that the time and costs associated with custom software development significantly exceed the time and costs required to license and install the comparable Sterling Software product. Also, competition within the Company's federal business is increasing because of continued federal budget constraints and cutbacks.

  Sterling Software believes that its products will continue to be chosen by customers due to superior product functionality, reliability and technical support, ease of product installation and use, close integration between the products and customer business applications and, finally, the Company's history of success and reputation for providing quality products.

EMPLOYEES

  Sterling Software's business is dependent upon its ability to attract and retain qualified personnel, who are in limited supply. The Company's operations could be adversely affected if it were to lose the services of a significant number of qualified employees or if it were unable to obtain additional qualified employees when needed. To attract and retain qualified personnel, the Company strives to maintain excellent employee relations, attractive office facilities and challenging working environments, and offers competitive compensation and benefits packages.

  At September 30, 1996, the Company employed approximately 2,600 people.

PATENTS, TRADEMARKS AND COPYRIGHTS

  The Company has numerous trademarks that are registered in the United States and various foreign countries and certain copyrights that are registered with the United States Copyright Office. Additionally, the Company is actively pursuing patents on certain key technologies. In general, however, management believes that the competitive position of the Company depends primarily on the skill, knowledge and experience of Sterling Software's personnel and their ability to develop, market and support software products, and that its business is not materially dependent on copyright protection, trademarks or patents. The Company believes that all of its products are of a proprietary nature and its licensing agreements generally prohibit program disclosure. It is possible, however, for product users or competitors to copy portions of the Company's products without its consent.

  Licenses for a number of software products have been granted to the Company for its own use or for remarketing to its customers. In the aggregate, these licenses are material to the business of the Company, but the Company believes that the loss of any one of these licenses would not materially affect the Company's results of operations or financial position.

  The SAMS, VM, SOLVE, KEY, STAR, VISION and CLEAR families of product names used herein are registered or unregistered trademarks owned by the Company.

BACKLOG

  Sterling Software's backlog relates principally to the uncompleted portion of multi-year professional services contracts with agencies of the federal government, including renewal options with government agencies, a portion of which is restricted by law to a term ending on the last day of the government agencies' then current fiscal year.

  Determination of the Company's backlog involves estimation, particularly with respect to customer requirements contracts and multi-year contracts of a cost-reimbursement or incentive nature. A large portion of the Company's federal government contracts is funded for one year or less and is subject to contract award, extension or expiration at different times during the year, and all of the Company's federal government contracts are subject to termination by the government. Based upon past practices, the Company believes that the contract renewal options included in existing contracts will be exercised for the full period designated in such contracts, but no assurance can be given that such contracts will be renewed.

  Total backlog, including federal government contract renewal options not yet exercised and multi-year product support contracts at September 30, 1996 and 1995, was $170,912,000 and $223,581,000, respectively. Of these amounts, 97%
and 98%, respectively, related to federal government sources, primarily in the Company's Federal Systems Group. The dollar value of federal government renewal options not yet exercised or funded included in the Company's total backlog at September 30, 1996 and 1995, was $65,951,000 and $57,846,000,
respectively. Approximately $66,162,000 of the total September 30, 1996 backlog is expected to be realized in the year ending September 30, 1997.

EXECUTIVE OFFICERS

  The following information regarding the executive officers of Sterling Software is as of November 25, 1996.

     NAME                    AGE                     POSITION
     ----------------------  --- ------------------------------------------------
     Sam Wyly                 62 Chairman of the Board and Director
     Charles J. Wyly, Jr.     63 Vice Chairman of the Board and Director
     Sterling L. Williams     53 President, Chief Executive Officer and Director
     Geno P. Tolari           53 Executive Vice President and Chief Operating
                                 Officer
     Werner L. Frank          67 Executive Vice President
     M. Gene Konopik          53 Executive Vice President and Group President
     Jeannette P. Meier       49 Executive Vice President, Chief Financial
                                 Officer, General Counsel and Secretary
     Phillip A. Moore         54 Executive Vice President and Director
     Clive A. Smith           42 Executive Vice President and Group President
     B. Carole Morton         51 Senior Vice President and Group President
     Donald E. Annala         48 Vice President, Business Development
     Richard Connelly         45 Vice President, Treasurer
     Pamela L. Isbell         37 Vice President, Financial Planning
     James E. Jenkins, Jr.    43 Vice President, Finance
     James R. Johnson         49 Vice President and Group President
     Julie G. Kupp            33 Vice President, Investor Relations
     Don J. McDermett, Jr.    38 Vice President, Legal
     Evan A. Wyly             35 Vice President and Director
     Laura Appling            34 Controller

  Sam Wyly co-founded Sterling Software in 1981 and since such time has served as Chairman of the Board and a director. Mr. Wyly has served as a director of Sterling Commerce since December 1995. In 1963, Mr. Wyly founded University Computing Company, a computer software and services company ("University"), and served as President or Chairman from 1963 until 1979. University created a computer utility network, one of the earliest and most successful marriages of computing and telecommunications. University was one of the original participants in the software products industry in the late 1960s when the then market-dominant IBM unbundled computer hardware and software. In 1968, Mr. Wyly founded Datran, Inc., which was envisioned as the nation's first all-digital switched "telephone company for computers" and contributed to the break up of AT&T's telephone monopoly and the resulting benefits of increased competition in the telecommunications industry. These Wyly-founded companies are among the forerunners of today's electronic commerce industry. Mr. Wyly co-founded Earth Resources Company, an oil refining and silver mining company, and served as its Executive Committee Chairman from 1968 to 1980. Mr. Wyly and his brother, Charles J. Wyly, Jr., bought the 20 restaurant Bonanza Steakhouse chain in 1967. It grew to approximately 600 restaurants by 1989, during which time he served as Chairman. Mr. Wyly currently serves as Chairman of Michaels Stores, Inc. ("Michaels Stores"), a specialty retail chain (which has grown from 70 to 525 stores in 12 years of Wyly control), and as President of Maverick Capital, Ltd., an investment fund management company. Sam Wyly is the father of Evan A. Wyly. Sam Wyly is the Chairman of the Executive Committee and the 1996 Stock Option Committee of the Sterling Software Board.

  Charles J. Wyly, Jr. co-founded Sterling Software in 1981 and since such time has served as a director and as Vice Chairman since 1984. Mr. Wyly has served as a director of Sterling Commerce since December 1995. Mr. Wyly served as an officer and director of University Computing Company from 1964 to 1975, including President from 1969 to 1973. Mr. Wyly and Sam Wyly founded Earth Resources Company and Charles J. Wyly, Jr. served as Chairman of the Board from 1968 to 1980. Mr. Wyly served as Vice Chairman of the Bonanza Steakhouse chain from 1967 to 1989. Mr. Wyly currently serves as Vice Chairman of Michaels Stores. Charles J. Wyly, Jr. is the father-in-law of Donald R. Miller, Jr., a director of Sterling Software. Mr. Wyly is a member of the Executive Committee and the 1996 Stock Option Committee of the Sterling Software Board.

  Sterling L. Williams co-founded Sterling Software in 1981 and since such time has served as President, Chief Executive Officer and a director of Sterling Software. Mr. Williams has served as Chairman of the Board and a director of Sterling Commerce since December 1995 and also currently serves as a director of INPUT, an information technology market research company. Mr. Williams is a member of the Executive Committee and the 1996 Stock Option Committee of the Sterling Software Board.

  Geno P. Tolari has served as an Executive Vice President of Sterling Software since March 1990 and as Chief Operating Officer since April 1996. From November 1986 to March 1990 he served as a Senior Vice President of Sterling Software. Mr. Tolari has also served as President of Sterling Software's Systems Management Group since December 1, 1994 and he served as President of the Federal Systems Group from October 1985 until December 1994.

  Werner L. Frank has served as an Executive Vice President of Sterling Software since April 1996. He served as Executive Vice President, Business Development from December 1994 to April 1996. From October 1984 until December 1994 Mr. Frank served as an Executive Vice President of Sterling Software. From July 1993 until December 1994 Mr. Frank served as President of Sterling Software's former Enterprise Software Group. From 1985 until July 1993 Mr. Frank served as President of Sterling Software's former Systems Software Group.

  M. Gene Konopik has served as an Executive Vice President of Sterling Software and President of Sterling Software's Federal Systems Group since December 1994. From July 1993 until December 1994 Mr. Konopik served as the President of Sterling Software's Information Technology Division. Prior to July 1993 he served as the President of the former Intelligence and Military Division of Sterling Software.

  Jeannette P. Meier has served as Executive Vice President (since July 1993), as Chief Financial Officer (since June 1996) and as General Counsel and Secretary (since 1985) of Sterling Software. Prior to July 1993, Ms. Meier served as Senior Vice President of Sterling Software. Ms. Meier has served as Executive Vice President, Secretary and General Counsel of Sterling Commerce since December 1995 and as Chief Financial Officer of Sterling Commerce since June 1996.

  Phillip A. Moore co-founded Sterling Software in 1981 and since such time has served as a director of Sterling Software. He has served as Executive Vice President since April 1996. From October 1995 to April 1996 he served as Executive Vice President and Chief Technology Officer of Sterling Software. From July 1993 until October 1995 Mr. Moore served as Executive Vice President, Technology of Sterling Software. Prior to July 1993, Mr. Moore served as Senior Vice President, Technology of Sterling Software. Mr. Moore has served as Executive Vice President of Sterling Commerce since December 1995.

  Clive A. Smith has served as an Executive Vice President of Sterling Software since December 1994 and President of its International Group since October 1994. From July 1993 until October 1994 Mr. Smith served as the President of the former Europe Division and from September 1990 until July 1993 he served as the President of the former International Division.

  B. Carole Morton has served as a Senior Vice President of Sterling Software and President of Sterling Software's Information Management Group since October 1996. She has also served as President of the Information Management Division since October 1995. Ms. Morton served as President of Sterling Software's former Applications Engineering Division from December 1994 until October 1995 and President of the former Applications Management Division from July 1993 through November 1994. Prior to July 1993, she served as President of the former Dylakor Division.

  Donald E. Annala has served as a Vice President, Business Development of Sterling Software since October 1996. Mr. Annala served as President of the VM Software Division from October 1995 until September 1996 and Vice President, Finance for Sterling Commerce's Network Services Group from July 1993 until September 1995. Prior to July 1993, Mr. Annala served as Vice President, Finance of the Federal Systems Group, Vice President, Business Development of the former Systems Software Group, President of the former Answer System Division, and Vice President, Finance of the former Systems Software Group.

  Richard Connelly has served as Vice President of Sterling Software since July 1993 and as Treasurer of Sterling Software since April 1996. He also has served as Vice President, Finance and Administration for Sterling Software's System Management Group since October 1996. From October 1992 until April 1996 Mr. Connelly also served as the Controller of Sterling Software and from June 1987 until October 1992 he served as Director of Accounting of Sterling Software.

  Pamela L. Isbell has served as Vice President, Financial Planning of Sterling Software since April 1996. From April 1988 until April 1996 Ms. Isbell served as a Financial Analyst of Sterling Software.

  James E. Jenkins, Jr. has served as Vice President, Finance of Sterling Software since April 1996. From May 1994 to April 1996 Mr. Jenkins served as Vice President, Tax and from May 1986 until May 1994 he served as Director of Tax of Sterling Software.

  James R. Johnson has served as a Vice President of Sterling Software and President of Sterling Software's Asia Pacific Group since October 1996. From July 1993 to October 1996 he served as President of the former Pacific Division. Mr. Johnson served as Vice President, Business Development, of the former Systems Software Group from July 1992 to July 1993. Prior to July 1992, he was President of the former Software Labs Division.

  Julie G. Kupp has served as Vice President, Investor Relations of Sterling Software since April 1996. From September 1995 to April 1996 Ms. Kupp served as Director, Investor Relations and from April 1995 to September 1995 she served as Senior Financial Analyst of Sterling Software. From December 1993 to April 1995 Ms. Kupp served as Director of Accounting. Prior to December 1993, Ms. Kupp was employed by Ernst & Young LLP, most recently as Audit Senior Manager.

  Don J. McDermett, Jr. has served as Vice President, Legal of Sterling Software since July 1996. Prior to that time he was employed for twelve years by Thompson & Knight, P.C., a Dallas-based law firm, having been a senior shareholder in that firm's corporate practice group since 1993.

  Evan A. Wyly has served as a director of Sterling Software since July 1992 and as a Vice President of Sterling Software since December 1994. Mr. Wyly has been a Partner of Maverick Capital, Ltd. since 1991. In 1988, he founded Premier Partners Incorporated, a private investment firm, and served as President prior to joining Maverick Capital. Mr. Wyly also serves as a director of Sterling Commerce and as a director and officer of Michaels Stores.

  Laura Appling has served as Controller of Sterling Software since April 1996. From July 1993 to April 1996 Ms. Appling served as Vice President, Finance for Sterling Commerce's Banking Systems Group. From October 1992 to July 1993 Ms. Appling served as Senior Financial Analyst for Sterling Software and from August 1991 to October 1992 Ms. Appling served as Accounting Director for the international operations of Sterling Software. Prior to August 1991, Ms. Appling served as Director of Accounting for Sterling Software and as Director of Accounting for Sterling Commerce's Banking Systems Group.

ITEM 2. PROPERTIES.

  The Company leases offices and facilities in or near more than 60 cities in the United States, Canada, and worldwide. Major U.S. facilities are located in the following metropolitan areas: Los Angeles, Palo Alto, San Francisco, Sacramento and San Bernardino, California; Atlanta, Georgia; Cleveland, Ohio; Omaha, Nebraska; Rome, New York; Washington, D.C.; and Dallas, Texas. The Company's major international facilities are located in London and Reading, England; Paris, France; Toronto, Canada; Dusseldorf, Stuttgart, Munich and Frankfurt, Germany; Zurich, Switzerland; Brussels, Belgium; Utrecht, The Netherlands; Stavanger and Oslo, Norway; Danderyd, Sweden; Tokyo, Japan; Sydney and Melbourne, Australia; Madrid, Spain; Lisbon, Portugal; Rome, Milan and Turin, Italy; Tefen, Israel; and Singapore. The Company believes that its facilities are adequate for its immediate needs and that additional or substitute space is available if needed to accommodate expansion.

ITEM 3. LEGAL PROCEEDINGS.

  On November 30, 1994, Sterling Software acquired KnowledgeWare, Inc. ("KnowledgeWare"), in a stock-for-stock acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Merger with KnowledgeWare, Inc." On March 14, 1995, the Securities and Exchange Commission (the "Commission") entered an Order Directing Private Investigation and Designating Officers to take Testimony titled "In the Matter of KnowledgeWare, Inc. (NY-6231)." The investigation generally relates to
(i) trading in KnowledgeWare securities from July 1, 1992 through the time of the stock-for-stock transaction by which Sterling Software acquired KnowledgeWare, (ii) KnowledgeWare's compliance with its Commission filing and reporting obligations and (iii) the adequacy and/or accuracy of KnowledgeWare's public disclosures, recordkeeping and accounting controls. In addition to potential successor liability of the wholly-owned subsidiary that was merged into KnowledgeWare, Sterling Software may have an indemnity obligation with respect to certain individuals who may be subject to the Commission's investigation. Sterling Software's management believes that, after giving effect to applicable reserves, the ultimate resolution of the Commission's investigation will not materially affect the financial condition or results of operations of Sterling Software.

  The Company is also subject to certain legal proceedings and claims that arise in the ordinary conduct of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, net of applicable reserves and available insurance, will not materially affect the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's $0.10 par value common stock (the "Software Stock"), has been traded on the New York Stock Exchange since March 28, 1990, under the symbol "SSW". Prior to that time, the Software Stock was traded on the American Stock Exchange since May 4, 1983. The high and low sales prices for the Software Stock for the periods indicated are set forth below.

                                                                   PRICE RANGE
                                                                 ---------------
                                                                  HIGH     LOW
                                                                 ------- -------
   Year Ended September 30, 1996:
    Quarter Ended:
     December 31, 1995.......................................... $62 3/8 $40
     March 31, 1996............................................. $72 5/8 $48 3/4
     June 30, 1996.............................................. $81 3/8 $70 3/8
     September 30, 1996......................................... $77 1/2 $62 7/8
   Year Ended September 30, 1995:
    Quarter Ended:
     December 31, 1994.......................................... $36 7/8 $28 5/8
     March 31, 1995............................................. $38 3/8 $34 1/4
     June 30, 1995.............................................. $39 5/8 $32 7/8
     September 30, 1995......................................... $47 7/8 $38 1/4

  At November 15, 1996, the Company had approximately 1,151 holders of record of Software Stock.

  With the exception of the distribution of shares of Commerce Stock on September 30, 1996, the Company did not pay dividends on the Software Stock during the three years ended September 30, 1996. Under the terms of the Company's existing credit agreement, the Company is generally prohibited from making distributions on the Software Stock.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected financial data should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

                                          YEARS ENDED SEPTEMBER 30
                               ------------------------------------------------
                                  1996    1995 (2)    1994     1993      1992
                               ---------- --------  -------- --------  --------
                                (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
Operating data (1):
 Revenue.....................  $  439,171 $396,311  $325,903 $303,207  $293,958
 Cost of sales...............     182,239  160,735   143,889  149,454   146,487
 Product development and
  enhancement................      20,921   27,702    20,505   20,919    15,748
 Selling, general and
  administrative.............     175,237  147,552   112,380  115,403   123,603
 Income from continuing
  operations before
  restructuring charge,
  purchased research and
  development, other income
  (expense), income taxes,
  extraordinary item and
  cumulative effect of a
  change in accounting
  principle..................      60,774   60,322    49,129   17,431     8,120
 Restructuring charge (3)....               19,512             87,622    11,515
 Purchased research and
  development................               62,000
 Income (loss) from
  continuing operations
  before income taxes,
  extraordinary item and
  cumulative effect of a
  change in accounting
  principle..................      84,886  (18,656)   46,346  (73,153)   (9,586)
 Income (loss) from continu-
  ing operations before
  extraordinary item and cu-
  mulative effect of a change
  in accounting principle....      60,598  (33,656)   30,586  (48,041)  (14,165)
 Income from discontinued
  operations, net of taxes...      51,187   42,930    27,753   15,194     8,983
 Gain on the initial public
  offering of subsidiary, net
  of taxes...................     126,103
 Income (loss) applicable to
  common stockholders........     237,888    9,129    58,143  (38,106)   (6,656)
 Average common shares
  outstanding................      32,316   23,649    19,812   17,507    15,496
Per common share data:
 Income (loss) from continu-
  ing operations before
  extraordinary item and cu-
  mulative effect of a change
  in accounting principle:
  Primary....................        1.78    (1.43)     1.33    (2.80)    (1.01)
  Fully diluted..............        1.73    (1.43)     1.29    (2.80)    (1.01)
 Income (loss) before
  extraordinary item and
  cumulative effect of a
  change in accounting
  principle:
  Primary....................        6.98      .39      2.54    (1.93)     (.43)
  Fully diluted..............        6.65      .39      2.31    (1.93)     (.43)
 Income (loss) before
  cumulative effect of a
  change in accounting
  principle:
  Primary....................        6.98      .39      2.54    (2.02)     (.43)
  Fully diluted..............        6.65      .39      2.31    (2.02)     (.43)
 Net income (loss):
  Primary....................        6.98      .39      2.54    (2.18)     (.43)
  Fully diluted..............        6.65      .39      2.31    (2.18)     (.43)
Balance sheet data (1):
 Working capital.............  $  732,918 $218,713  $122,961 $ 57,106  $ 35,308
 Total assets................   1,097,613  657,711   444,661  364,087   317,677
 Long-term debt..............              116,668   115,932  117,532    80,743
 Other noncurrent
  liabilities................      36,397   21,845    18,867   18,331     9,781
 Stockholders' equity........     879,491  348,338   175,804   97,697   117,565

--------
(1) Restated to reflect the results of operations and net assets of Sterling Commerce as a discontinued operation. On September 30, 1996, Sterling Software completed the spin-off of Sterling Commerce. See Note 2 of Notes to Consolidated Financial Statements.

(2) On November 30, 1994, Sterling Software acquired KnowledgeWare in a stock-for-stock acquisition accounted for as a purchase. Accordingly, the operating results of KnowledgeWare are included in the Company's results of operations from the date of the acquisition. The results of operations include $62,000,000 of purchased research and development costs, which is the portion of the purchase price attributable to in-process research and development and which was charged to expense in accordance with purchase accounting guidelines. The 1995 results of operations also include a charge for restructure costs of $19,512,000 to integrate KnowledgeWare's business into the Company's operations. The restructure charge includes employee termination costs, costs related to the elimination of duplicate facilities, the write-off of costs related to certain software products which were not actively marketed and other out of pocket costs related to the reorganization. Cash costs and expenses directly related to the acquisition of KnowledgeWare and unrelated to the restructuring of the Company were accounted for as a cost of the acquisition. See Note 3 of Notes to Consolidated Financial Statements.

(3) The 1993 restructuring charges reflect the cost of combination of Sterling Software and Systems Center, Inc. ("Systems Center") including transaction costs and charges relating to the elimination of duplicate facilities and equipment, severance costs, and the write-off of costs related to certain software products not actively marketed by the Company. The 1992 restructuring charges include severance and other costs related to System Center's reduction in workforce, elimination of duplicate facilities, and the sale of certain AS/400 and UNIX utility products.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUBSIDIARY INITIAL PUBLIC OFFERING AND SPIN-OFF

  Sterling Commerce, previously a wholly owned subsidiary of Sterling Software, completed the Offering of 13,800,000 shares of Commerce Stock on March 13, 1996. Pursuant to the Offering, Sterling Software sold to the public 12,000,000 of its 73,200,000 shares of Commerce Stock and Sterling Commerce sold 1,800,000 of previously unissued shares of Commerce Stock. The Offering price was $24 per share of Commerce Stock, resulting in net proceeds to Sterling Software of approximately $265,458,000 after deducting underwriting discounts and commissions and Sterling Software's pro rata share of Offering expenses. Sterling Software recorded a gain of approximately $126,103,000, net of tax, from the sale of Commerce Stock in the Offering.

  In connection with the Offering, Sterling Software accelerated the vesting of substantially all outstanding options granted under Sterling Software's stock option plans in existence at the time of the Offering. Sterling Software received proceeds of approximately $276,637,000 from the exercise of approximately 9,224,000 employee stock options and warrants during 1996. Under the terms of Sterling Software's existing stock option plans, options that were unexercised with respect to 81,681 shares of Software Stock at the close of business on September 30, 1996 were adjusted to thereafter be exerciseable with respect to 207,950 shares of Software Stock at exercise prices ranging from $3.36 to $32.40, to preserve the economic value of such options.

  On September 30, 1996, Sterling Software completed the spin-off of Sterling Commerce with the distribution of its remaining 81.6% ownership in Sterling Commerce to Sterling Software stockholders by means of a tax-free dividend. Holders of record of Software Stock as of the close of business on September 30, 1996 received 1.59260 shares of Commerce Stock for each share of Software Stock owned on such date. The distribution resulted in the reduction of Sterling Software's stockholders' equity in the amount of $113,549,000, representing the book value of net assets distributed.

MERGER WITH KNOWLEDGEWARE, INC.

  On November 30, 1994, Sterling Software acquired KnowledgeWare, a Georgia corporation based in Atlanta, Georgia which was a leading provider of applications development software and services, for approximately $106 million, in a stock-for-stock acquisition (the "Merger"). In connection with the Merger, the Company issued approximately 2,421,000 shares of Software Stock valued at approximately $74,443,000 and reserved approximately 340,000 additional shares of Software Stock for issuance upon exercise of KnowledgeWare's options and warrants. In addition, the Company incurred cash costs directly related to the

Merger of approximately $31,672,000. The Merger, which was accounted for as a purchase, was completed pursuant to the terms of an Amended and Restated Agreement and Plan of Merger dated as of August 31, 1994, as amended (the "Merger Agreement"), among the Company, SSI Corporation, a Georgia corporation and a recently organized wholly owned subsidiary of the Company ("Merger Sub"), and KnowledgeWare. Of the 2,421,000 shares of Software Stock issued, approximately 484,800 shares were placed in escrow (the "Escrowed Shares") to cover certain losses and claims with respect to which the Company was entitled to indemnification pursuant to the terms of the Merger Agreement. In October 1995, approximately 278,000 of the Escrowed Shares were released in connection with the settlement of certain securities litigation brought against KnowledgeWare and in January 1996, Sterling Software, acting under its indemnification rights, received the remaining Escrowed Shares to reimburse it for a portion of the amounts paid in the settlement of certain other litigation brought against KnowledgeWare and for costs and expenses related to these and other claims for which Sterling Software was entitled to indemnification. See Note 3 of Notes to Consolidated Financial Statements.

  Cash costs of approximately $31,672,000 related to the Merger are included in the aggregate cost of the Merger and consisted of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities, and other direct costs of the acquisition. Substantially all of these costs had been paid at September 30, 1996.

  A restructuring charge of approximately $19,512,000 related to combining KnowledgeWare and the Company is included in the results of operations for 1995. The restructuring charge includes employee termination costs, costs related to the elimination of duplicate facilities, the write-off of costs related to certain software products which were not actively marketed and other out of pocket costs related to the reorganization. Cash costs and expenses directly related to the acquisition of KnowledgeWare and unrelated to the restructuring of the Company were accounted for as a cost of the acquisition. Of the total restructuring charge of $19,512,000, approximately $8,377,000 was a non-cash charge and the remaining $11,135,000 required cash outlays, substantially all of which had been paid at September 30, 1996.

RESULTS OF OPERATIONS

  The results of Sterling Software's international operations are included in the systems management and applications management business segments for management's discussion and analysis of financial condition and results of operations. Sterling Software's results of operations reflect the reclassification of Sterling Commerce as a discontinued operation, giving effect to the spin-off of Sterling Commerce on September 30, 1996. The results of the Company's international operations related to selling, marketing and providing first-level support for certain of Sterling Commerce's electronic commerce products are included in the "Corporate and other" business segment.

  1996 Compared to 1995

  Total revenue increased $42,860,000, or 11%, in 1996 over 1995 due to increases in all three of the Company's business segments as well as increases in sales of certain electronic commerce products internationally. A subsidiary of each of Sterling Software and Sterling Commerce have entered into an International Marketing Agreement (see Note 2 to the Consolidated Financial Statements) pursuant to which Sterling Software acts as the exclusive distributor (directly and through subdistributors) of Sterling Commerce's GENTRAN and CONNECT families of products in markets outside of the United States and Canada and is responsible for sales, marketing and first-level support of such products in those markets. The International Marketing Agreement, which expires in March 1999, provides for the payment to Sterling Commerce of royalties equal to 50% of the net revenue that Sterling Software derives from licenses of Sterling Commerce's GENTRAN and CONNECT families of products and related product support services, with the balance of such net revenue to be retained by Sterling Software as payment for the services provided under the International Marketing Agreement. Total revenue generated from Sterling Software's international operations was $167,845,000 in 1996 and $152,026,000 in 1995, representing an increase of $15,819,000, or 10%, over
1995. Revenue from the Company's international operations represented 38% of total revenue in both 1996 and 1995. The Company expects revenue from its international operations to continue to constitute a significant percentage of its revenue. The net negative impact of foreign currency exchange rates on revenue resulting from a stronger U.S. dollar was approximately $2,000,000 in 1996.

  The Company's recurring revenue includes revenue from annual and multi-year product support agreements generally having terms ranging from one to three years, fixed term product lease and rental agreements generally having terms ranging from month-to-month to year-to-year, and multi-year federal contracts generally having terms ranging from one to five years. Like most federal contracts, Sterling Software's federal contracts permit termination by the government for convenience or for failure to obtain funding. Recurring revenue increased $17,535,000, or 8%, in 1996 over 1995, primarily due to a $9,649,000 increase in revenue from product support agreements and an $11,012,000 increase in revenue from multi-year federal contracts partially offset by a decrease in revenue from fixed term product lease and rental agreements. Recurring revenue represented 54% of total revenue in 1996 compared to 55% of total revenue in 1995.

  During both 1996 and 1995, 36% of total software revenue was derived from platforms other than stand-alone mainframes.

  Revenue from the systems management business segment increased $16,147,000, or 10%, in 1996 over 1995 primarily due to an increase of 16% in products revenue. Products revenue increased across all product lines. Product support revenue increased 1% primarily due to increases in the storage management and operations management product lines partially offset by declines in the VM product line due to the continuing trend of consolidation and downsizing by customers using the VM operating system. Approximately 51% of the systems management business segment's 1996 revenue was derived from the Company's international operations, compared to 54% in 1995.

  Revenue from the applications management business segment increased $2,595,000, or 2%, in 1996 over 1995 primarily due to an increase in products revenue in the information management product line partially offset by products and product support revenue declines of approximately $9,200,000 related to products no longer actively marketed and product marketing rights no longer owned in 1996 versus 1995. The increase in the applications management business segment revenue was also partially offset by a decline in consulting services revenue due to the elimination of the Consulting Services Division as part of the restructure of the applications management business segment in the first quarter of 1996. In addition, the applications management business segment revenue increase was partially offset by decreases in products and product support revenue in the applications development product line. The Company expects the market for Computer Aided Software Engineering ("CASE") development tools to continue to decline. The Company believes 1997 will also be impacted by the transfer in the fourth quarter of 1996 of two products to a third party and a decision to discontinue active marketing of a third product in 1997; revenue from these three products was approximately $4,600,000 in 1996. Approximately 35% of the applications management business segment's 1996 revenue was derived from the Company's international operations, compared to 39% in 1995.

  Federal systems revenue increased $10,486,000, or 10%, in 1996 over 1995 primarily due to higher contract billings in the Information Technology Division, offset in part by lower contract billings in the Scientific Systems Division due to the completion of certain contracts at NASA.

  Total costs and expenses decreased $39,104,000, or 9%, in 1996 compared to 1995. In 1995, total costs and expenses included restructuring costs of $19,512,000 for the restructuring resulting from the acquisition of KnowledgeWare and the write-off of $62,000,000 of purchased research and development costs resulting from the application of purchase accounting guidelines in recording the Merger. The restructure costs included employee termination costs, costs related to the elimination of duplicate facilities, the write-off of costs related to certain software products which were not actively marketed and other out-of-pocket costs related to the reorganization. Excluding the restructure costs and the write-off of purchased research and development costs in 1995, total costs and expenses increased $42,408,000, or 13%, in 1996 over 1995.

  Total cost of sales increased $21,504,000, or 13%, commensurate with the increase in total revenue. Cost of sales represented 41% of revenue in both 1996 and 1995.

  Product development expense for 1996 of $20,921,000, net of $15,527,000 of amounts capitalized pursuant to Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be

Sold, Leased or Otherwise Marketed" ("FAS 86"), decreased $6,781,000 from 1995 primarily due to a reduction of gross development costs in the applications management business segment due to the restructuring of that segment in the first quarter of 1996. Capitalized development costs represented 43% and 30% of gross development costs for 1996 and 1995, respectively. The higher capitalization rate is due to a greater number of development projects having reached technological feasibility in 1996 compared to 1995. The capitalization rate fluctuates from period to period depending in part upon the number and status of software development projects which are in process.

  Selling, general and administrative expense increased $27,685,000, or 19%, in 1996 over 1995 primarily due to increased sales, marketing and customer support activities supporting revenue growth in the Company's international operations, offset by declines in the applications management business segment due to the restructuring of that segment in the first quarter of 1996.

  Interest expense decreased $5,221,000 in 1996 compared to 1995 primarily due to the redemption in the second quarter of 1996 of the Company's 5 3/4% Convertible Subordinated Debentures (the "Debentures") (see Note 10 to the Consolidated Financial Statements). Investment income in 1996 increased $17,857,000 over 1995 as a result of higher average cash and cash equivalents and marketable securities balances resulting from the net proceeds from the Offering of approximately $265,458,000 and the proceeds from the exercise of stock options and warrants of approximately $276,637,000.

  Income from continuing operations before income taxes in 1996 was $84,886,000 compared to a loss from continuing operations before income taxes in 1995 of $18,656,000. The loss from continuing operations before income taxes in 1995 can be attributed to the Merger restructure costs of $19,512,000 and the write-off of $62,000,000 of purchased research and development costs pursuant to the application of purchase accounting guidelines. Excluding the restructure costs and the write-off of purchased research and development costs in 1995, income (loss) from continuing operations before income taxes increased $22,030,000, or 35%, over 1995, primarily due to higher profits in the systems management and federal systems business segments partially offset by lower profits in the applications management business segment. The net impact on operating profit from foreign currency exchange rate fluctuations was not significant in 1996.

  The Company's income from continuing operations was positively affected by a lower effective tax rate in 1996 versus 1995. The Company does not believe that the effective tax rate for 1996 is reflective of what Sterling Software's effective tax rate will be in future filing periods. The Company believes that the effective rate in future filing periods will be higher than in 1996.

  1995 Compared to 1994

  Total revenue increased $70,408,000, or 22%, in 1995 over 1994. Revenue generated from Sterling Software's international operations was $152,026,000 in 1995 and $103,824,000 in 1994, representing an increase of $48,202,000, or 46%, over 1994. Revenue from the Company's international operations represented 38% and 32% of total revenue in 1995 and 1994, respectively. The net positive impact of changes in foreign currency exchange rates on revenue resulting from a weaker U.S. dollar was approximately $11,000,000 in 1995.

  The Company's recurring revenue includes revenue recurring through annual and multi-year product support agreements generally having terms ranging from one to three years, fixed term product lease and rental agreements generally having terms ranging from month-to-month to year-to-year, and multi-year federal contracts generally having terms from one to five years. Recurring revenue increased $11,372,000, or 6%, in 1995 over 1994 and represented 55% of total revenue in 1995 compared to 63% of total revenue in 1994. This decrease in the percentage of recurring revenue to total revenue is primarily due to a lower relative percentage of revenue from annual product support contracts acquired in the acquisition of KnowledgeWare and the impact of purchase accounting guidelines on the revenue recognized from such contracts and a general decrease in revenue from multi-year federal contracts.

  For 1995, 36% of total software revenue was derived from platforms other than stand-alone mainframes. This compares to 15% for the previous year.

  Revenue from the systems management business segment increased $13,004,000, or 9%, in 1995 over 1994 primarily due to an increase of 18% in product revenue. Revenue from products and product support increased in storage management and operations management product lines and was partially offset by a decrease in VM product support revenue. The VM product support revenue decrease was primarily due to consolidation and downsizing by customers using the VM operating system. Approximately 54% of the systems management business segment's 1995 revenue was derived from the Company's international operations. This compares to 53% in 1994.

  Revenue from the applications management business segment increased $57,275,000, or 115%, in 1995 over 1994 primarily due to the businesses acquired from KnowledgeWare in November 1994. As a direct result of this acquisition, all the components of revenue increased in 1995 over 1994. Products revenue increased 117%, product support revenue increased 73%, and services revenue, primarily consulting services, increased significantly. Product support revenue in 1995 was negatively impacted by approximately $13,655,000 due to the application of purchase price accounting guidelines which prohibit the post-acquisition recognition of deferred revenue acquired in an acquisition. Consulting and training services revenue, previously an immaterial component of the applications management business segment revenue, represented 12% of total applications management revenue in the 1995 period. In 1995, approximately 39% of applications management revenue was derived from the Company's international operations. This compares to 22% in 1994. The increase was primarily attributable to the KnowledgeWare acquisition.

  Federal systems business segment revenue decreased $5,271,000, or 5%, in 1995 compared to 1994 primarily due to lower contract billings at NASA Ames resulting from lower billable costs and fewer federal contracts than in 1994.

  Total costs and expenses increased $140,727,000, or 51%, in 1995 over 1994. In 1995, total costs and expenses included restructuring expenses of $19,512,000 for the restructuring resulting from the acquisition of KnowledgeWare and the write-off of $62,000,000 of purchased research and development costs resulting from the application of purchase accounting guidelines in recording the Merger. The restructure charge included employee termination costs, costs related to the elimination of duplicate facilities, the write-off of costs related to certain software products which were not actively marketed and other out-of-pocket costs related to the reorganization. Cash costs and expenses directly related to the acquisition of KnowledgeWare and related to the restructuring of the Company were accounted for as a cost of the acquisition. Of the total restructuring charge of $19,512,000, approximately $8,377,000 was a non-cash charge and the remaining $11,135,000 required cash outlays, substantially all of which had been paid at September 30, 1996.

  Total cost of sales increased $16,846,000, or 12%, in 1995 over 1994 primarily due to increased consulting services and product support costs of businesses acquired in the KnowledgeWare acquisition partially offset by lower contract costs associated with lower billings in the federal systems business segment. In addition, approximately $13,493,000 of product support costs related to customer support contracts acquired in the KnowledgeWare acquisition were offset against a liability for product support costs accrued at the Merger date in accordance with purchase accounting guidelines. Cost of sales includes $20,221,000 and $14,133,000 of depreciation and amortization in 1995 and 1994, respectively.

  Product development expense for 1995 of $27,702,000, net of $11,657,000 of amounts capitalized pursuant to FAS 86 increased $7,197,000, or 35%, compared to 1994 product development expense of $20,505,000, net of $8,061,000 of amounts capitalized pursuant to FAS 86. The increase is primarily due to the increased gross product development expense relating to products acquired in the Merger as well as the decrease in the capitalization of software development costs. Development costs capitalized represented 30% and 28% of gross development costs for 1995 and 1994, respectively.

  Selling, general and administrative expense increased $35,172,000, or 31%, in 1995 over 1994 primarily due to increased sales, marketing, and administrative support personnel in the applications management business segment and in Sterling Software's international operations due to businesses acquired in the Merger and increased international sales personnel to support continuing revenue growth.

  Interest expense increased in 1995 over 1994 due to higher average international borrowings to manage foreign currency risks and to maintain increased working capital requirements after the Merger. Investment income was also higher due to the higher average cash balances available for investment, as well as higher interest rates in 1995 versus 1994. The net positive impact on operating profit from the foreign currency exchange rates effect of the weaker U.S. dollar was approximately $4,000,000. The loss from continuing operations before income taxes was $18,656,000 in 1995 as compared to income from continuing operations before income taxes of $46,346,000 in 1994. The loss from continuing operations before income taxes in 1995 can be attributed to the Merger restructure costs of $19,512,000 and the write-off of $62,000,000 of purchased research and development costs pursuant to the application of purchase accounting guidelines in recording the Merger. Excluding the restructure charges and write-off of purchased research and development costs, income from continuing operations before income taxes was $62,856,000, an increase of $16,510,000, or 36%, over 1994, primarily due to higher profits in the systems management business segment, up 13%, and in the applications management business segment, up 88%.

LIQUIDITY AND CAPITAL RESOURCES

  The Company maintained a strong liquidity and financial position with $732,918,000 of working capital at September 30, 1996, which includes $524,237,000 of cash and equivalents and $231,919,000 of marketable securities. For the year, net cash flows from operations were $61,161,000. Days sales outstanding at September 30, 1996, measured on a quarterly basis, was 95 days versus 107 days at September 30, 1995. Cash flows from operations and the proceeds from the exercise of stock options and warrants during 1996 were used to increase working capital, to fund capital expenditures and software additions and to make approximately $92,000,000 of income tax payments.

  Sterling Software received net proceeds from the Offering of approximately $265,458,000 after deducting underwriting discounts and commissions and Sterling Software's pro rata share of Offering expenses. In connection with the Offering, Sterling Software accelerated the vesting of substantially all outstanding options granted under Sterling Software's existing stock option plans. Sterling Software received proceeds of approximately $276,637,000 in 1996 and $63,597,000 in 1995 from the exercise of the Company's stock options and warrants.

  Capitalized software expenditures of $15,852,000, the majority of which were costs capitalized pursuant to FAS 86, were made during 1996, compared to $12,287,000 in 1995. The systems management business segment capitalized $10,666,000 of software expenditures during 1996, primarily for the development of systems management and storage management products and enhancements. Capitalized software expenditures in the applications management business segment were $5,186,000 for software enhancements of that segment's products.

  On October 2, 1995, the Company renewed a share repurchase program authorizing the repurchase of shares of Software Stock from time to time through open market transactions. From October 2, 1995 to March 31, 1996, approximately 1,336,000 shares of Software Stock were repurchased under the program for an aggregate purchase price of approximately $59,372,000. No shares of Software Stock have been repurchased subsequent to March 31, 1996, and it is the Company's present intention not to resume the repurchase of Software Stock.

  On August 24, 1995, the Company entered into an amended Revolving Credit and Term Loan Agreement ("Loan Agreement") with a borrowing capacity of $35,000,000. The Loan Agreement is unsecured and contains various restrictions on the Company, including limitations on additional borrowings, repurchase of subordinated debt, payment of dividends, acquisitions, and capital expenditures. The Loan Agreement also requires that certain financial ratios be maintained. Borrowings under the Loan Agreement bear interest at the higher of the bank's prime rate or the Federal Funds Effective Rate plus one-half percent. Borrowings, if any, outstanding on August 24, 1998 will be due in four equal installments at the end of each subsequent quarter. There were no amounts borrowed during 1996 or outstanding under the Loan Agreement at September 30, 1996. At September 30, 1996, after the utilization of approximately $1,788,000 for standby letters of credit, approximately $33,212,000 was available for borrowing under the Loan Agreement. Certain of the Company's foreign subsidiaries have separate lines of credit totaling $21,295,000 available for foreign exchange exposure management and working capital requirements. These lines of credit are guaranteed by Sterling Software, Inc. At September 30, 1996, $251,000 was outstanding pursuant to foreign lines of credit.

  On December 20, 1995, the Company gave notice of the redemption of all of the $114,922,000 then outstanding principal amount of the Debentures. The effective date of the redemption was February 12, 1996. The Debentures were convertible into shares of Software Stock. Approximately $114,912,000 principal amount of the Debentures was presented for conversion. In addition, approximately $78,000 principal amount of the Debentures had been converted prior to the announcement of the redemption. Approximately 4,056,000 shares of Software Stock were issued upon conversion of the Debentures. Approximately $10,000 principal amount of the Debentures was redeemed for cash on February 12, 1996. If the conversion had taken place at October 1, 1995, supplemental primary net earnings per share would have been $6.65 for the year ended September 30, 1996.

  At September 30, 1996, the Company's capital resource commitments consisted of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations primarily from cash flow from operations. The Company believes available cash balances, cash equivalents and short-term investments combined with cash flows from operations and amounts available under existing loan agreements are sufficient to meet the Company's cash requirements for the foreseeable future.

OTHER MATTERS

  Demand for many of the Company's products tends to increase with increases in the rate of inflation as customers strive to improve employee productivity and reduce costs. However, the effect of inflation on the Company's relatively labor intensive cost structure could adversely affect its results of operations to the extent the Company is unable to recover increased operating costs through increased prices for products and services.

  The assets and liabilities of the Companys non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the respective balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses are included as an adjustment to retained earnings. The Company has mitigated a portion of its currency exposure through decentralized sales, marketing and support operations and through international development facilities, in which all costs are local-currency based. The Company has, and may in the future, enter into hedging transactions in an effort to reduce its exposure to currency exchange risks.

  The Company maintains a strategy of seeking to acquire businesses and products to fill strategic market niches. This acquisition strategy has contributed in part to the Company's growth in revenue and operating profit before restructuring charges. The impact of future acquisitions on continued growth in revenue and operating profit cannot presently be determined.

FORWARD-LOOKING INFORMATION

  This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward-looking statements and information that are based on the beliefs of the Companys management as well as estimates and assumptions made by, and information currently available to, the Companys management. When used in SEC Filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions, as they relate to Sterling Software or Sterling Software's management, identify forward-looking statements. Such statements reflect the current views of Sterling Software with respect to future events and are subject to certain risks, uncertainties and assumptions relating to Sterling Software's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by Sterling Software, the costs of product development and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners and competitors, legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            STERLING SOFTWARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................  25
Consolidated Financial Statements:
  Consolidated Balance Sheets at September 30, 1996 and 1995..............  26
  Consolidated Statements of Operations for the Years Ended September 30,
   1996, 1995 and 1994....................................................  27
  Consolidated Statements of Stockholders' Equity for the Years Ended
   September 30, 1996, 1995 and 1994......................................  28
  Consolidated Statements of Cash Flows for the Years Ended September 30,
   1996, 1995 and 1994....................................................  29
  Notes to Consolidated Financial Statements..............................  30

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sterling Software, Inc.

  We have audited the accompanying consolidated balance sheets of Sterling Software, Inc. (the "Company") as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audit also included the financial statement schedule listed under Item 14(a) of the Company's Annual Report on Form 10-K for the year ended September 30, 1996. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Software, Inc. at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Dallas, Texas
November 20, 1996

                            STERLING SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                             1996       1995
                                                          ----------  --------
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $  524,237  $178,910
  Marketable securities (Note 7).........................    231,919    61,341
  Accounts and notes receivable, net (Note 8)............    133,383   134,579
  Income tax receivable..................................      8,000
  Prepaid expenses and other current assets..............     17,104    14,743
                                                          ----------  --------
    Total current assets.................................    914,643   389,573
Property and equipment, net (Note 9).....................     39,330    42,574
Computer software, net of accumulated amortization of
 $84,099 in 1996 and $70,701 in 1995 (Note 1)............     57,488    48,703
Excess cost over net assets acquired, net of accumulated
 amortization of $26,128 in 1996 and $20,275 in 1995.....     69,504    75,644
Noncurrent deferred income taxes (Note 12)...............      2,986    35,709
Net assets of discontinued operations (Note 2)...........               53,187
Other assets (Notes 1 and 7).............................     13,662    12,321
                                                          ----------  --------
                                                          $1,097,613  $657,711
                                                          ==========  ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 10)............ $      388  $  5,871
  Income taxes payable...................................                4,679
  Accounts payable and accrued liabilities (Note 11).....     77,349    94,522
  Amounts due to Sterling Commerce.......................     35,134
  Deferred revenue.......................................     68,854    65,788
                                                          ----------  --------
    Total current liabilities............................    181,725   170,860
Long-term debt (Note 10).................................              116,668
Noncurrent deferred revenue..............................     15,778    11,134
Other noncurrent liabilities.............................     20,619    10,711
Contingencies and commitments (Notes 4, 13 and 17)
Stockholders' equity (Notes 14 and 15):
  Preferred stock, $.10 par value; 10,000,000 shares
   authorized; no shares issued or outstanding
  Common stock, $.10 par value; 75,000,000 shares
   authorized; 39,807,000 and 26,529,000 shares issued in
   1996 and 1995, respectively...........................      3,981     2,653
  Additional paid-in capital.............................    804,451   336,752
  Retained earnings......................................    130,156     9,515
  Less treasury stock, at cost; 1,372,000 and 56,000
   shares in 1996 and 1995, respectively.................    (59,097)     (582)
                                                          ----------  --------
    Total stockholders' equity...........................    879,491   348,338
                                                          ----------  --------
                                                          $1,097,613  $657,711
                                                          ==========  ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                   1996      1995      1994
                                                 --------  --------  --------
Revenue:
  Products...................................... $192,464  $168,300  $121,942
  Product support...............................  123,401   113,752    95,799
  Services......................................  123,306   114,259   108,162
                                                 --------  --------  --------
                                                  439,171   396,311   325,903
Costs and expenses:
  Cost of sales:
   Products and product support.................   72,201    57,726    48,549
   Services.....................................  110,038   103,009    95,340
                                                 --------  --------  --------
                                                  182,239   160,735   143,889
  Product development and enhancement...........   20,921    27,702    20,505
  Selling, general and administrative...........  175,237   147,552   112,380
  Restructuring charges (Note 3)................             19,512
  Purchased research and development............             62,000
                                                 --------  --------  --------
                                                  378,397   417,501   276,774
                                                 --------  --------  --------
Income (loss) from continuing operations before
 other income (expense) and income taxes........   60,774   (21,190)   49,129
Other income (expense):
  Interest expense..............................   (3,361)   (8,582)   (6,598)
  Investment income.............................   26,854     8,997     1,490
  Other.........................................      619     2,119     2,325
                                                 --------  --------  --------
                                                   24,112     2,534    (2,783)
                                                 --------  --------  --------
Income (loss) from continuing operations before
 income taxes...................................   84,886   (18,656)   46,346
Provision for income taxes (Note 12)............   24,288    15,000    15,760
                                                 --------  --------  --------
Income (loss) from continuing operations........   60,598   (33,656)   30,586
Discontinued operations, net of applicable
 income taxes (Note 2):
  Income from discontinued operations, net......   51,187    42,930    27,753
  Gain on the initial public offering of
   subsidiary, net..............................  126,103
                                                 --------  --------  --------
                                                  177,290    42,930    27,753
                                                 --------  --------  --------
Net income......................................  237,888     9,274    58,339
Preferred stock dividends.......................                145       196
                                                 --------  --------  --------
Income applicable to common stockholders........ $237,888  $  9,129  $ 58,143
                                                 ========  ========  ========
Income (loss) per common share:
  Income (loss) from continuing operations
   Primary...................................... $   1.78  $  (1.43) $   1.33
                                                 ========  ========  ========
   Fully diluted................................ $   1.73  $  (1.43) $   1.29
                                                 ========  ========  ========
  Net income
   Primary...................................... $   6.98  $    .39  $   2.54
                                                 ========  ========  ========
   Fully diluted................................ $   6.65  $    .39  $   2.31
                                                 ========  ========  ========

                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                   PREFERRED STOCK      COMMON STOCK                        TREASURY STOCK
                                   ------------------   -------------                       ----------------
                                    NUMBER              NUMBER        ADDITIONAL RETAINED   NUMBER                TOTAL
                                      OF        PAR       OF    PAR    PAID-IN   EARNINGS     OF              STOCKHOLDERS'
                                    SHARES     VALUE    SHARES VALUE   CAPITAL   (DEFICIT)  SHARES    COST       EQUITY
                                   --------   -------   ------ ------ ---------- ---------  ------  --------  -------------
Balance at September 30, 1993.....       200   $    20  19,917 $1,992  $169,825  $(54,582)   1,837  $(19,558)   $ 97,697
 Net income.......................                                                 58,339                         58,339
 Preferred stock dividends........                                                   (196)                          (196)
 Issuance of common stock pursuant
  to stock options and warrants
  (Note 15).......................                       2,461    246    21,660                                   21,906
 Issuance of common stock to
  retirement plan (Note 16).......                                          544                (41)      434         978
 Other............................                                           35    (2,989)      (3)       34      (2,920)
                                    --------   -------  ------ ------  --------  --------   ------  --------    --------
Balance at September 30, 1994.....       200        20  22,378  2,238   192,064       572    1,793   (19,090)    175,804
 Net income.......................                                                  9,274                          9,274
 Preferred stock dividends........                                                   (145)                          (145)
 Issuance of common stock and
  treasury stock for acquisition,
  net of issuance costs...........                         720     72    55,515             (1,701)   18,111      73,698
 Issuance of common stock pursuant
  to stock options and warrants
  including tax benefit of $25,251
  (Note 15).......................                       3,431    343    88,505                                   88,848
 Issuance of common stock to
  retirement plan (Note 16).......                                          607                (28)      304         911
 Other............................      (200)      (20)                      61      (186)      (8)       93         (52)
                                    --------   -------  ------ ------  --------  --------   ------  --------    --------
Balance at September 30, 1995.....                      26,529  2,653   336,752     9,515       56      (582)    348,338
 Net income.......................                                                237,888                        237,888
 Acquisition of common stock for
  treasury........................                                                           1,336   (59,372)    (59,372)
 Issuance of common stock pursuant
  to stock options and warrants
  including tax benefit of $47,112
  (Note 15).......................                       9,222    922   322,827                                  323,749
 Issuance of common stock pursuant
  to conversion of 5 3/4%
  Debentures......................                       4,056    406   111,970                                  112,376
 Proceeds from subsidiary initial
  public offering, net of minority
  interest of $7,382..............                                       32,736                                   32,736
 Distribution of subsidiary.......                                               (113,549)                      (113,549)
 Issuance of common stock to
  retirement plan (Note 16).......                                          127                (20)      857         984
 Adjustment to unrealized gains
  (losses) on available-for-sale
  securities, net of tax (Note 1)..                                                (1,178)                        (1,178)
 Other............................                                           39    (2,520)                        (2,481)
                                                        ------ ------  --------  --------   ------  --------    --------
 Balance at September 30, 1996....                      39,807 $3,981  $804,451  $130,156    1,372  $(59,097)   $879,491
                                                        ====== ======  ========  ========   ======  ========    ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                  1996       1995       1994
                                                ---------  ---------  --------
Operating activities:
  Net income................................... $ 237,888  $   9,274  $ 58,339
  Less: Income from discontinued operations....  (177,290)   (42,930)  (27,753)
                                                ---------  ---------  --------
  Income (loss) from continuing operations.....    60,598    (33,656)   30,586
  Adjustments to reconcile income (loss) from
   continuing operations to net cash provided
   by operating activities:
    Depreciation and amortization..............    31,599     27,916    19,805
    Provision for losses on accounts
     receivable................................     4,857      4,351     3,559
    Provision for deferred income taxes........    11,411     11,124    17,971
    Purchased research and development.........               62,000
    Write-down of property and equipment and
     other assets..............................                2,479
    Write-down of purchased and capitalized
     computer software costs...................                6,446
    Changes in operating assets and
     liabilities, net of effects of business
     acquisitions:
     Increase in accounts and notes
      receivable...............................    (3,153)   (25,757)  (15,236)
     Increase in amounts due to Sterling
      Commerce.................................    35,134
     Increase in prepaid expenses and other
      assets...................................   (16,109)    (4,973)   (2,511)
     Decrease in accounts payable, accrued
      liabilities and income taxes payable.....   (61,541)    (4,852)   (3,267)
     Increase in deferred revenue..............       546      9,088     7,491
     Other.....................................    (2,181)    (1,127)   (2,800)
                                                ---------  ---------  --------
      Net cash provided by operating
       activities..............................    61,161     53,039    55,598
Investing activities:
  Purchases of property and equipment..........   (11,991)   (22,467)   (6,098)
  Purchases and capitalized cost of development
   of computer software........................   (15,852)   (12,287)  (11,768)
  Business acquisitions net of cash acquired...    (7,001)   (15,090)     (425)
  Purchases of investments.....................  (576,299)  (143,827)  (95,940)
  Proceeds from sales of investments...........   406,072    129,749   102,518
  Other........................................       379        (88)    2,450
                                                ---------  ---------  --------
      Net cash used in investing activities....  (204,692)   (64,010)   (9,263)
Financing activities:
  Purchases of treasury stock..................   (59,372)
  Preferred stock dividends....................                 (145)     (196)
  Retirement and redemption of debt and capital
   lease obligations...........................   (13,222)   (73,128)  (24,535)
  Proceeds from issuance of debt, net of
   issuance costs..............................     6,014     68,832    26,172
  Acquisition of KnowledgeWare, Inc. loan from
   IBM Credit Corporation and advances to
   KnowledgeWare, Inc..........................               (4,435)  (18,133)
  Net proceeds from subsidiary public
   offering....................................   265,458
  Proceeds from issuance of common stock
   pursuant to the exercise of stock options
   and warrants................................   276,637     63,597    21,906
  Other........................................    (4,162)     1,165    (2,743)
                                                ---------  ---------  --------
      Net cash provided by financing
       activities..............................   471,353     55,886     2,471
Cash flows provided by discontinued
 operations....................................    17,819     32,354    22,534
Effect of foreign currency exchange rate
 changes on cash...............................      (314)       127       435
                                                ---------  ---------  --------
Increase in cash and equivalents...............   345,327     77,396    71,775
Cash and cash equivalents at beginning of
 year..........................................   178,910    101,514    29,739
                                                ---------  ---------  --------
Cash and cash equivalents at end of year....... $ 524,237  $ 178,910  $101,514
                                                =========  =========  ========
Supplemental cash flow information:
  Interest paid................................ $   4,453  $   7,968  $  7,286
                                                =========  =========  ========
  Income taxes paid............................ $  91,902  $  10,243  $  2,974
                                                =========  =========  ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1995, 1994 AND 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 The Company

  Sterling Software, Inc. ("Sterling Software" or the "Company") was founded in 198l and became a publicly owned corporation in 1983. Sterling Software is a recognized worldwide supplier of software products and services within three major markets classified as systems management, applications management and federal systems. Sterling Software's international operations are responsible for sales, marketing and first-level support of the Company's products outside the United States and Canada. Consistent with Sterling Software's decentralized operating structure, major markets are served by independently operated business groups which consist of divisions that focus on specific business niches within those markets. See Notes 5 and 6. Sterling Software believes that its decentralized organizational structure promotes operating flexibility, improves responsiveness to customer requirements and focuses management on achieving revenue and operating profit objectives. Sterling Software has historically expanded its operations through internal growth and by business and product acquisitions.

 Basis of Presentation

  The consolidated financial statements include the accounts of Sterling Software (See Notes 2 and 3) after elimination of all significant intercompany balances and transactions. Certain amounts for periods ended prior to September 30, 1996, have been reclassified to conform to the current year presentation, including restatements to reflect the discontinuation of Sterling Software's former Electronic Commerce Group. The financial statements have been prepared in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies at September 30, 1996 and 1995 and the results of operations for the years ended September 30, 1996, 1995 and 1994. While management has based their assumptions and estimates on the facts and circumstances known at September 30, 1996, final amounts may differ from such estimates.

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

  When products, product support, and services are billed prior to the time the related revenue is recognized, deferred revenue is recorded and related costs paid in advance are deferred.

  Revenue from professional services provided to the federal government under multi-year contracts is recognized as the services are performed. Revenue for services under other long-term contracts is recognized using the percentage-of-completion method of accounting. Losses on long-term contracts are recognized when the current estimate of total contract costs indicates a loss on a contract is probable.

 Software Development Costs

  The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Unamortized software development costs of $36,242,000 and $28,562,000 are included in "Computer software, net" at September 30, 1996 and 1995, respectively.

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

  Depreciation and amortization consists of the following for the years ended September 30, 1996, 1995 and 1994 (in thousands):

                                                        1996    1995    1994
                                                       ------- ------- -------
   Property and equipment............................. $11,463 $ 9,922 $ 6,271
   Purchased computer software........................   5,926   4,203   1,194
   Capitalized computer software development costs....   7,871   8,505  10,012
   Excess costs over net assets of businesses
    acquired..........................................   5,839   4,894   2,124
   Intangible assets..................................     500     392     204
                                                       ------- ------- -------
                                                       $31,599 $27,916 $19,805
                                                       ======= ======= =======

 Income Taxes

  The Company's income taxes are presented in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefit only to the extent, based on available evidence, it is more likely than not it will be realized. The effect on deferred taxes of a change in income tax rates is recognized in the period that includes the enactment date.

 Stock Options

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The Company intends to continue applying the existing accounting requirements for stock options and stock-based awards as contained in APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will provide pro forma disclosures as required under FAS 123.

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

  Fully diluted earnings per common share computations assume, in addition, the conversion of the Company's 5 3/4% Convertible Subordinated Debentures (the "Debentures") in the 1996 and 1994 computations, if such conversions have a dilutive effect. Upon assumed conversion of the Debentures, income applicable to common stockholders is adjusted to reflect the elimination of after tax interest expense related to the Debentures. For purposes of this computation, income applicable to common stockholders is also adjusted to reflect use of net cash proceeds on the assumed exercise of stock options and warrants to purchase outstanding long-term debt or government securities, if such stock options and warrants have a dilutive effect.

  For the year ended September 30, 1995, neither the common share equivalents nor the assumed conversion of the Debentures had a dilutive effect on the loss per share calculations. Accordingly, the net loss per common share calculations for such period is based on the weighted average number of common shares outstanding during the year.

  The numbers of shares used in the computations of primary and fully diluted income per common share for the year ended September 30, 1996 were 34,071,000 and 36,045,000, respectively. The number of shares used in the computations of net income per common share for the year ended September 30, 1995 was 23,649,000. The numbers of shares used in the computations of primary and fully diluted income per common share for the year ended September 30, 1994, were 22,923,000 and 26,979,000, respectively.

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

 Cash and Equivalents

  Cash equivalents consist primarily of highly liquid investments in repurchase agreements backed by U.S. Treasury securities and investment-grade commercial paper of various issuers, with maturities of three months or less when purchased. Cash equivalents are recorded at fair value.

 Marketable Securities and Other Investments

  The Company invests excess cash in a diversified portfolio consisting of a variety of securities, including commercial paper, medium term notes, U.S. government obligations, investment fund partnerships and certificates of deposit, which may include both investment grade and non-investment grade securities. The fair values for marketable securities are based on quoted market prices.

  All marketable securities and long-term investments are classified as available-for-sale securities. Unrealized holding gains and losses on securities available-for-sale are recorded as a component of stockholders' equity, net of any related tax effect. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in values judged to be other-than-temporary, if any, on available-for-sale securities are included in investment income.

 Other Assets

  Included in "other assets" in the consolidated balance sheet are noncurrent marketable securities (see Note 7), debt issuance costs related to the issuance of the Debentures (see Note 10), long-term deposits, certain intangibles and other noncurrent assets.

2. DISCONTINUED OPERATIONS

  Sterling Commerce, Inc. ("Sterling Commerce") previously a wholly owned subsidiary of Sterling Software, completed its initial public offering (the "Offering") of 13,800,000 shares of common stock, par value $.01 per share ("Commerce Stock") on March 13, 1996. Pursuant to the Offering, Sterling Software sold to the public 12,000,000 of its 73,200,000 shares of Commerce Stock and Sterling Commerce sold 1,800,000 of previously unissued shares of Commerce Stock. The Offering price was $24 per share of Commerce Stock resulting in net proceeds to Sterling Software of approximately $265,458,000 after deducting underwriting discounts and commissions and Sterling Software's pro rata share of Offering expenses. Sterling Software recorded a gain of approximately $126,103,000, net of tax, from the sale of Commerce Stock in the Offering.

  On September 30, 1996, Sterling Software completed the spin-off of Sterling Commerce with the pro rata distribution (the "Distribution") of its remaining 81.6% ownership in Sterling Commerce to Sterling Software's shareholders by means of a tax-free dividend. Holders of record of the Company's $0.10 par value common stock ("Software Stock") as of the close of business on September 30, 1996 received 1.59260 shares of Commerce Stock for each share of Software Stock owned on such date. The Distribution resulted in the reduction of Sterling Software stockholder's equity in the amount of $113,549,000, representing the book value of net assets distributed.

  Prior year's financial statements have been restated to reflect the discontinuation of the Sterling Software electronic commerce business segment. The income from discontinued operations reflected in the table below is inclusive of minority interest held by stockholders outside of Sterling Software. Summary operating results of discontinued operations, excluding the above gain, are as follows (in thousands):

                                                       1996     1995     1994
                                                     -------- -------- --------
     Revenue........................................ $267,773 $203,578 $155,916
     Total costs and expenses....................... $172,568 $131,550 $109,511
     Income before income taxes..................... $ 96,422 $ 71,550 $ 46,255
     Income taxes................................... $ 38,030 $ 28,620 $ 18,502
     Income from discontinued operations, net....... $ 58,392 $ 42,930 $ 27,753

  Due to the spin-off of Sterling Commerce, the Sterling Commerce net assets at September 30, 1996 are not included in Sterling Software's September 30, 1996 Consolidated Balance Sheet. The net assets of Sterling Commerce have been segregated in the September 30, 1995 Consolidated Balance Sheet and are summarized below (in thousands):

        Current assets................................................ $ 56,054
        Property and equipment, net...................................   25,838
        Computer software, net........................................   32,263
        Excess cost over net assets acquired, net.....................   10,259
        Other assets..................................................    4,564
        Current liabilities...........................................  (52,362)
        Deferred income taxes.........................................  (17,749)
        Other noncurrent liabilities..................................   (5,680)
                                                                       --------
        Net assets.................................................... $ 53,187
                                                                       ========

  In anticipation of the Offering, Sterling Software and Sterling Commerce entered into a number of agreements (the "Intercompany Agreements") for the purpose of defining certain relationships between them. As a result of Sterling Software's ownership interest in Sterling Commerce, the terms of such agreements were not the result of arm's-length negotiation. The Intercompany Agreements include a tax allocation agreement, an international marketing agreement, a space sharing agreement and a services agreement. The tax allocation agreement states that for periods during which Sterling Commerce and/or its subsidiaries are included in Sterling Software's consolidated federal income tax returns or consolidated, combined or unitary state tax returns (which periods include the period between the Offering and the Distribution), Sterling Commerce is required to pay to or is entitled to receive from Sterling Software its allocable portion of the consolidated federal and state income tax liability or refunds, respectively. Additionally, the tax allocation agreement contains provisions for the handling of tax controversies. The international marketing agreement defines the terms pursuant to which Sterling Software acts as the exclusive distributor through March 1999 of certain of Sterling Commerce's products in markets outside the United States and Canada. The international marketing agreement provides for the payment to Sterling Commerce of royalties equal to 50% of the net revenue that Sterling Software derives from licenses of Sterling Commerce's interchange and communications software products and related product support services. The space sharing agreement defines the terms pursuant to which Sterling Commerce and Sterling Software are allowed to utilize a portion of each other's office facilities. The services agreement, which terminated effective as of the Distribution, included provisions related to central cash management whereby Sterling Commerce advanced to Sterling Software, on a daily basis, all cash generated by Sterling Commerce which was not needed to meet daily cash requirements.

  As a result of various transactions between the Company and Sterling Commerce, including royalties due to Sterling Commerce as a result of the Company acting as an international distributor, tax and other expenses charged to Sterling Commerce and Sterling Commerce's participation in the Company's central cash management program (which participation terminated upon completion of the Distribution on September 30, 1996), amounts payable to and receivable from Sterling Commerce arose from time to time. At September 30, 1996 the Company held amounts due to Sterling Commerce of approximately $35,134,000, which were remitted to Sterling Commerce subsequent to September 30, 1996.

  Sterling Software remains the guarantor of certain office lease and other obligations of Sterling Commerce incurred pursuant to instruments executed prior to the Distribution. The aggregate liability of Sterling Software with respect to its guaranty of such obligations is approximately $40,000,000. Sterling Commerce is obligated to indemnify Sterling Software for any liabilities incurred by Sterling Software as guarantor of such obligations, and Sterling Commerce has agreed to use reasonable efforts to obtain Sterling Software's release from its obligations under the related guarantees.

  Additionally, certain executive officers of Sterling Software are also executive officers of Sterling Commerce and will continue to serve in such dual capacities for some period following the Distribution.

3. BUSINESS COMBINATIONS

  On November 30, 1994, Sterling Software acquired KnowledgeWare, Inc. ("KnowledgeWare"), a Georgia corporation based in Atlanta, Georgia which was a leading provider of applications development software and services, for approximately $106 million, in a stock-for-stock acquisition (the "Merger"). In connection with the Merger, the Company issued approximately 2,421,000 shares of Software Stock valued at approximately $74,443,000 and reserved approximately 340,000 shares of Software Stock for issuance upon exercise of KnowledgeWare's options and warrants. In addition, the Company incurred cash costs directly related to the Merger of approximately $31,672,000. The Merger, which was accounted for as a purchase, was completed pursuant to the terms of an agreement (the "Merger Agreement"), among the Company, SSI Corporation, a Georgia corporation and a wholly owned subsidiary of the Company, and KnowledgeWare. Of the 2,421,000 shares of Software Stock issued, approximately 484,800 shares were placed in escrow to cover certain losses and claims with respect to which the Company was entitled to indemnification pursuant to the terms of the Merger Agreement. Since the Merger, all such escrowed shares have been released from escrow and used to satisfy certain losses and claims.

  The operating results of KnowledgeWare are included in the Company's results of operations from November 30, 1994, the date of the Merger. In addition, the results of operations for the first quarter of 1995 include $62,000,000 of purchased research and development costs, the portion of the purchase price attributed to in-process research and development, which was charged to expense in accordance with purchase accounting guidelines. The $62,000,000 charge has no related tax benefit. The results of operations for the first quarter of 1995 also include a charge for restructure costs of $19,512,000 to integrate KnowledgeWare's business into the

Company's operations. The restructure charge includes employee termination costs, costs related to the elimination of duplicate facilities, the write-off of costs related to certain software products which were not actively marketed and other out-of-pocket costs related to the reorganization. Cash costs and expenses directly related to the acquisition of KnowledgeWare and unrelated to the restructuring of the Company are accounted for as a cost of the acquisition. Of the total restructuring charge of $19,512,000, approximately $8,377,000 was a non-cash charge and the remaining $11,135,000 were required cash outlays, substantially all of which had been paid as of September 30, 1996.

4. LEGAL PROCEEDINGS AND CLAIMS

  On November 30, 1994, Sterling Software acquired KnowledgeWare in a stock-for-stock acquisition. On March 14, 1995, the Securities and Exchange Commission (the "Commission") entered an Order Directing Private Investigation and Designating Officers to take Testimony titled "In the Matter of KnowledgeWare, Inc. (NY-6231)." The investigation generally relates to (i) trading in KnowledgeWare securities from July 1, 1992 through the time of the stock-for-stock transaction by which Sterling Software acquired KnowledgeWare,
(ii) KnowledgeWare's compliance with the Commission's filing and reporting obligations and (iii) the adequacy and/or accuracy of KnowledgeWare's public disclosures, recordkeeping and accounting controls. In addition to the potential successor liability of the wholly-owned subsidiary that was merged into KnowledgeWare, Sterling Software may have an indemnity obligation with respect to certain individuals who may be subject to the SEC investigation. Sterling Software's management believes that, after giving effect to applicable reserves, the ultimate resolution of the Commission's investigation will not materially affect the financial condition or results of operations of Sterling Software.

  The Company is also subject to certain legal proceedings and claims that arise in the ordinary conduct of its business. In the opinion of management, the amount of ultimate liability with respect to these actions, net of applicable reserves and available insurance, will not materially affect the financial condition or results of operations of the Company.

5. SEGMENT INFORMATION

  The Company acquires, develops, markets and supports a broad range of computer software products and services in three major markets classified as systems management, applications management and federal systems. Major markets are represented through independently operated business segments. The systems management business segment provides enterprise-wide systems management software for large computing environments. The applications management business segment provides products for developing new applications, revitalizing, integrating and extending existing applications and facilitating enterprise information access. The federal systems business segment provides highly technical professional services to the federal government under several multi-year contracts primarily in support of two major customers, the National Aeronautics and Space Administration and the Department of Defense. The Company's international operations are responsible for sales, marketing and first-level support of the Company's products outside of the United States and Canada. These international operating results are included, as applicable, in the Company's systems management and applications management segments in the business segment tables contained herein. The Company's international operations also sell, market and provide first-level support outside of the United States and Canada for certain electronic commerce products, the results of which are included in "Corporate and other." International operating results allocated to these business segments included revenue of $167,845,000, $152,026,000 and $103,824,000 and international operating profit (exclusive of intercompany royalties) of $74,105,000, $72,684,000 and $48,892,000 for 1996,
1995 and 1994, respectively.

  Financial information concerning the Company's operations, by business segment, for the years ended September 30, 1996, 1995 and 1994, is summarized as follows (in thousands):

   INDUSTRY SEGMENTS                             1996       1995       1994
   -----------------                          ----------  ---------  --------
   Revenue:
     Systems Management...................... $  170,804  $ 154,657  $141,653
     Federal Systems.........................    112,188    101,702   106,973
     Applications Management.................    109,804    107,209    49,934
     Corporate and other.....................     46,375     32,743    27,343
                                              ----------  ---------  --------
       Consolidated totals................... $  439,171  $ 396,311  $325,903
                                              ==========  =========  ========
   Operating Profit (Loss):
     Systems Management...................... $   65,858  $  55,471  $ 49,015
     Federal Systems.........................      7,982      6,648     7,260
     Applications Management.................     16,408     21,320    11,314
     Restructuring charge....................               (19,512)
     Purchased research and development......               (62,000)
     Corporate and other.....................    (29,474)   (23,117)  (18,460)
                                              ----------  ---------  --------
       Consolidated totals................... $   60,774  $ (21,190) $ 49,129
                                              ==========  =========  ========
   Identifiable Assets:
     Systems Management...................... $  135,845  $ 115,729  $ 95,318
     Federal Systems.........................     68,809     56,737    56,476
     Applications Management.................    107,713    125,410    35,153
     Corporate and other.....................    785,246    306,648   214,663
     Discontinued operations.................                53,187    43,051
                                              ----------  ---------  --------
       Consolidated totals................... $1,097,613  $ 657,711  $444,661
                                              ==========  =========  ========
   Capital Expenditures (including additions
    to computer software):
     Systems Management...................... $   14,597  $  11,808  $ 10,699
     Federal Systems.........................      1,255      1,518     1,225
     Applications Management.................      6,603      7,753     4,156
     Corporate and other.....................      5,388     13,675     1,786
                                              ----------  ---------  --------
       Consolidated totals................... $   27,843  $  34,754  $ 17,866
                                              ==========  =========  ========
   Depreciation and Amortization:
     Systems Management...................... $   12,230  $  10,612  $  9,456
     Federal Systems.........................      2,290      2,196     2,099
     Applications Management.................     12,926     11,390     5,082
     Corporate and other.....................      4,153      3,718     3,168
                                              ----------  ---------  --------
       Consolidated totals................... $   31,599  $  27,916  $ 19,805
                                              ==========  =========  ========
   Revenue from the U.S. Government:
     Systems Management...................... $    3,521  $   3,250  $  2,460
     Federal Systems.........................    104,052     97,650   103,580
     Applications Management.................      5,169      2,930       576
                                              ----------  ---------  --------
       Consolidated totals................... $  112,742  $ 103,830  $106,616
                                              ==========  =========  ========

  The amounts presented for "Corporate and other" include corporate expense, intersegment eliminations, cash balances, marketable securities, long-term investments, deferred income tax balances, other assets, the results of operations and assets of the Company's retail software division, and the results of operations for the international distribution of certain electronic commerce products.

6. OPERATIONS BY GEOGRAPHIC AREA

  The Company's operations in the United States and international markets at September 30, 1996, 1995 and 1994 and for the years then ended are summarized as follows (in thousands):

   GEOGRAPHICAL SEGMENT INFORMATION                   1996       1995      1994
   --------------------------------                ----------  --------  --------
   Revenue:
     United States................................ $  252,181  $225,923  $204,342
     Europe.......................................     88,611    89,659    57,834
     Canada and Latin America.....................     15,099    12,801    12,151
     Pacific......................................     36,905    35,185    24,233
     Corporate and other..........................     46,375    32,743    27,343
                                                   ----------  --------  --------
                                                   $  439,171  $396,311  $325,903
                                                   ==========  ========  ========
   Operating Profit (Loss):
     United States................................ $   72,824  $ 54,940  $ 53,761
     Europe.......................................      9,773    16,925     7,682
     Canada and Latin America.....................      3,681     4,332     3,632
     Pacific......................................      3,970     7,242     2,514
     Restructuring charges........................              (19,512)
     Purchased research and development...........              (62,000)
     Corporate and other..........................    (29,474)  (23,117)  (18,460)
                                                   ----------  --------  --------
                                                   $   60,774  $(21,190) $ 49,129
                                                   ==========  ========  ========
   Identifiable Assets:
     United States................................ $  217,021  $200,527  $125,890
     Europe.......................................     82,537    77,856    40,005
     Canada and Latin America.....................      3,573     4,438     9,672
     Pacific......................................      9,236    15,055    11,380
     Corporate and other..........................    785,246   306,648   214,663
     Discontinued operations......................               53,187    43,051
                                                   ----------  --------  --------
                                                   $1,097,613  $657,711  $444,661
                                                   ==========  ========  ========

  The amounts presented for "Corporate and other" include corporate expense, intersegment eliminations, cash balances, marketable securities, long-term investments, deferred income tax balances, other assets, the results of operations and assets of the Company's retail software division, and the results of operations for the international distribution of certain electronic commerce products.

7. MARKETABLE SECURITIES AND OTHER LONG-TERM INVESTMENTS

  At September 30, 1996 and 1995, all of the Company's marketable securities and other long-term investments were classified as available-for-sale and consist of the following (in thousands):

                                                            GROSS UNREALIZED
                                                            -------------------
                                      AGGREGATE  AMORTIZED  HOLDING   HOLDING
                                      FAIR VALUE COST BASIS  GAINS     LOSSES
                                      ---------- ---------- --------  ---------
September 30, 1996
Current:
  Commercial paper...................  $ 33,468   $ 33,468
  U.S. corporate notes...............    76,115     76,577   $    25  $     487
  U.S. government obligations........    76,062     76,265        89        292
  Municipal obligations..............    25,507     25,501         6
  Other..............................    20,767     21,889        28      1,150
                                       --------   --------   -------  ---------
                                       $231,919   $233,700   $   148  $   1,929
                                       ========   ========   =======  =========
Noncurrent...........................  $  1,000   $  1,000
                                       ========   ========

                                                          GROSS UNREALIZED
                                                          -------------------
                                    AGGREGATE  AMORTIZED  HOLDING    HOLDING
                                    FAIR VALUE COST BASIS  GAINS      LOSSES
                                    ---------- ---------- --------   --------
September 30, 1995
Current:
  Commercial paper.................  $ 3,978    $ 3,978
  U.S. corporate notes.............   46,746     46,741     $     42   $     37
  U.S. government obligations......    1,195      1,203                       8
  Municipal obligations............    7,500      7,500
  Other............................    1,922      1,922
                                     -------    -------     --------   --------
                                     $61,341    $61,344     $     42   $     45
                                     =======    =======     ========   ========
Noncurrent.........................  $ 1,000    $ 1,000
                                     =======    =======

  At September 30, 1996, scheduled maturities of investments in debt securities are: $143,184,000 within one year and $82,273,000 between one and five years.

8. ACCOUNTS AND NOTES RECEIVABLE

  Accounts and notes receivable consist of the following at September 30 (in thousands):

                                                                1996     1995
                                                              -------- --------
     Trade................................................... $115,427 $117,445
     Unbilled................................................   24,032   24,310
                                                              -------- --------
                                                               139,459  141,755
     Less: Allowance for doubtful accounts...................    6,076    7,176
                                                              -------- --------
                                                              $133,383 $134,579
                                                              ======== ========

  At September 30, 1996 and 1995, accounts receivable include $35,975,000 and $33,020,000, respectively, due under contracts with the federal government and related agencies. The remainder of the Company's receivables are due principally from corporations in diverse industries located in North America and Europe.

9. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at September 30 (in thousands):

                                                                 1996    1995
                                                                ------- -------
     Computer and peripheral equipment......................... $38,663 $39,844
     Furniture, fixtures and other equipment...................  33,067  35,514
     Leasehold improvements....................................   9,629   7,989
                                                                ------- -------
                                                                 81,359  83,347
     Less accumulated depreciation.............................  42,029  40,773
                                                                ------- -------
                                                                $39,330 $42,574
                                                                ======= =======

10. LONG-TERM DEBT

  Long-term debt consists of the following at September 30 (in thousands):

                                                                  1996   1995
                                                                  ---- --------
     Debentures.................................................. $    $114,987
     Capital leases and other debt...............................  388    7,552
                                                                  ---- --------
                                                                   388  122,539
     Less amounts due within one year............................  388    5,871
                                                                  ---- --------
                                                                  $    $116,668
                                                                  ==== ========

  On December 20, 1995, the Company gave notice of the redemption of all of the $114,922,000 then outstanding principal amount of its Debentures. The effective date of the redemption was February 12, 1996. The Debentures were convertible into shares of Software Stock. Approximately $114,912,000 principal amount of the Debentures was presented for conversion. In addition, approximately $78,000 principal amount of the Debentures had been converted prior to the announcement of the redemption. Approximately 4,056,000 shares of Software Stock were issued upon conversion of the Debentures. Approximately $10,000 principal amount of Debentures was redeemed for cash on February 12, 1996. If the conversion had taken place at October 1, 1995, supplemental primary net earnings per share would have been $6.65 for the year ended September 30, 1996.

  On August 24, 1995, the Company entered into an amended loan agreement ("Loan Agreement") with a borrowing capacity of $35,000,000. The Loan Agreement is unsecured and contains various restrictions on the Company, including limitations on additional borrowings, repurchase of subordinated debt, payment of dividends, acquisitions and capital expenditures. The Loan Agreement also requires that certain financial ratios be maintained. Borrowings under the Loan Agreement bear interest at the higher of the bank's prime rate or the Federal Funds Effective Rate plus one-half percent. Borrowings, if any, outstanding on August 24, 1998 will become due in four equal installments at the end of each subsequent quarter. There were no amounts borrowed during 1996 and 1995 or outstanding under the Loan Agreement at September 30, 1996. At September 30, 1996, after the utilization of approximately $1,788,000 for standby letters of credit, approximately $33,212,000 was available for borrowing under the Loan Agreement.

  Certain of the Company's foreign subsidiaries have $21,295,000 of available borrowing capacity under separate lines of credit for foreign exchange exposure management and working capital requirements. These lines of credit are guaranteed by Sterling Software, Inc. At September 30, 1996, $251,000 was outstanding pursuant to foreign lines of credit.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  Accounts payable and accrued liabilities consist of the following at September 30 (in thousands):

                                                                 1996    1995
                                                                ------- -------
     Trade accounts payable.................................... $16,712 $22,041
     Accrued compensation......................................  37,242  30,386
     Accrued restructuring and acquisition costs...............   4,017  18,624
     Other accrued liabilities.................................  19,378  23,471
                                                                ------- -------
                                                                $77,349 $94,522
                                                                ======= =======

  Accrued restructuring and acquisition costs are primarily due to the Company's restructuring as a result of the acquisition of KnowledgeWare (see
Note 3) and are primarily for the remaining commitments pursuant to operating leases of duplicate facilities.

12. INCOME TAXES

  The provision for income taxes on income (loss) from continuing operations is composed of the following (in thousands):

                                                     YEARS ENDED SEPTEMBER 30
                                                    ---------------------------
                                                      1996      1995     1994
                                                    --------  -------- --------
     Current:
       Federal..................................... $ 10,055  $  4,449 $ (3,653)
       State.......................................
       Foreign.....................................    2,822       700    2,585
     Deferred:
       Federal.....................................   10,551     9,087   13,646
       State.......................................    2,970       764    1,003
       Foreign.....................................   (2,110)             2,179
                                                    --------  -------- --------
                                                    $ 24,288  $ 15,000 $ 15,760
                                                    ========  ======== ========

  The effective income tax rate on income (loss) from continuing operations before income taxes differed from the federal income tax statutory rate for the following reasons (in thousands):

                                                   YEARS ENDED SEPTEMBER 30
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
     Tax expense (benefit) at U.S. federal
      statutory rate............................. $ 29,703  $ (6,530) $ 16,221
     Increases (reductions) in tax expense
      (benefit) resulting from:
       Purchased research and development for
        which no federal income tax benefit was
        recognized...............................             21,700
       Recognition of previously unrecognized
        deferred income tax asset................   (7,853)   (1,197)     (728)
       Amortization of excess cost over net
        assets...................................    1,680     1,761       885
       Foreign sales corporation.................   (1,568)   (2,163)
       State income taxes, net of federal
        benefit..................................    2,970       764      (158)
       Other.....................................     (644)      665      (460)
                                                  --------  --------  --------
                                                  $ 24,288  $ 15,000  $ 15,760
                                                  ========  ========  ========

  Income (loss) before income taxes includes foreign pretax earnings (losses) of $3,525,000, $(4,300,000) and $12,104,000 for the years ended September 30,
1996, 1995 and 1994, respectively.

  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset as of September 30 are as follows (in thousands):

                                                             1996      1995
                                                           --------  --------
   Deferred income tax assets:
     Net operating loss carryforwards..................... $ 44,167  $ 66,812
     General business and alternative minimum tax credit
      carryforwards.......................................    5,073     7,304
     Foreign tax credit carryforwards.....................    6,583     8,188
     Foreign taxes creditable on undistributed foreign
      source income.......................................    5,397     5,397
     Reserves and restructuring accruals..................   12,640    10,331
                                                           --------  --------
       Deferred income tax assets.........................   73,860    98,032
                                                           --------  --------
   Deferred income tax liabilities:
     Capitalized software costs...........................   11,292    18,654
     Depreciation and amortization........................    2,110    (3,249)
     Other future income tax liabilities..................   13,626     6,571
                                                           --------  --------
       Deferred income tax liabilities....................   27,028    21,976
                                                           --------  --------
     Deferred income tax asset net of deferred income tax
      liability...........................................   46,832    76,056
     Less valuation allowance.............................  (43,846)  (41,920)
                                                           --------  --------
       Net deferred income tax asset...................... $  2,986  $ 34,136
                                                           ========  ========

  The valuation allowance relates principally to certain net operating loss and credit carryforwards. Although realization is not assured, management believes that future taxable income based on expected future earnings of the Company will more likely than not utilize a portion of the net operating loss carryforwards, tax credit carryforwards and other future tax deductions in existence at September 30, 1996, equivalent to the net deferred income tax asset. As there can be no assurances on amounts in excess of the net deferred income tax asset, the aforementioned valuation allowance has been recorded and may change as estimates during the carryforward periods change.

  At September 30, 1996, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $87,500,000 and $11,656,000 respectively. These carryforwards will expire at various times between 1997 and 2009, with approximately $87,500,000 of the net operating loss carryforwards expiring between 2007 and 2009. The usage of substantially all of these carryforwards is restricted to future taxable income of certain of the Company's wholly owned subsidiaries and limited by Section 382 of the Internal Revenue Code. Thus, the Company's usage of these carryforwards cannot be assured.

13. COMMITMENTS

  The Company leases certain facilities and equipment under operating leases. Total rent expense for the years ended September 30, 1996, 1995 and 1994 was $19,366,000, $26,359,000 and $21,235,000, respectively. At September 30, 1996, minimum future rental payments due under all operating leases, net of future sublease income, are as follows (in thousands):

        1997............................................................ $18,594
        1998............................................................  16,916
        1999............................................................  13,365
        2000............................................................   8,472
        2001............................................................   7,198
        Thereafter......................................................  12,820
                                                                         -------
                                                                         $77,365
                                                                         =======

14. PREFERRED STOCK

  The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.10 per share ("Preferred Stock"), of which 200,000 shares designated as Series B Junior Preferred Stock ("Junior Preferred Stock") were issued and outstanding at September 30, 1994. The 200,000 shares of the Company's Junior Preferred Stock outstanding at September 30, 1994 were exchanged on June 27, 1995 for warrants to purchase 269,380 shares of the Company's Common Stock. The warrants became fully exercisable on September 25, 1995 at an exercise price of $36.50 per share and were subsequently exercised. The Board of Directors of the Company is authorized, without action by the stockholders, to issue Preferred Stock and fix for each series the number of shares, designation, dividend rights, voting rights, redemption rights, and other rights.

15. STOCK OPTIONS AND WARRANTS

  In April 1996, Sterling Software's Board of Directors adopted and in May 1996 Sterling Software's stockholders approved the 1996 Stock Option Plan. In September 1996, the 1996 Stock Option Plan was amended to conform to certain modifications to Rule 16b-3 under the Securities Exchange Act of 1934. At September 30, 1996, 7,750,000 shares were reserved for future grants of options under the 1996 Stock Option Plan. Subsequent to September 30, 1996, options to acquire 7,124,500 shares of Software Stock were granted under the 1996 Stock Option Plan. Options granted pursuant to the 1996 Stock Option Plan become exerciseable generally within 90 days of the date of grant or at a rate of 25% per year and expire either five or ten years from the date of grant. A tax benefit of $47,112,000 associated with the exercise of options and warrants is credited to paid in capital in 1996. As a result of the approval of the 1996 Stock Option Plan, Sterling Software's Board of Directors will not issue any of the remaining 1,293,000 options available for grant under Sterling Software's other stock option plans.

  Stock option transactions are summarized below for the three years ended September 30, 1996:

                                                                   AGGREGATE
                                     NUMBER         EXERCISE       EXERCISE
                                    OF SHARES        PRICE           PRICE
                                   -----------  ---------------- -------------
Outstanding at September 30, 1993
 (3,797,865 shares exercisable)...   7,189,326  $ 2.10 - $ 39.23 $ 126,177,497
  Granted during the year.........     520,800   24.00 -   34.50    15,901,475
  Terminated and cancelled during
   the year.......................    (117,804)   2.12 -   39.23    (2,110,416)
  Exercised during the year.......  (1,131,559)   2.10 -   26.10   (15,034,772)
                                   -----------                   -------------
Outstanding at September 30, 1994
 (3,893,745 shares exercisable)...   6,460,763    2.12 -   36.92   124,933,784
  Options associated with KWI
   acquisition....................     166,173   13.80 -  149.73     8,314,254
  Granted during the year.........   4,886,547   29.00 -   45.88   161,278,929
  Terminated and cancelled during
   the year.......................    (184,972)   7.63 -  101.34    (5,601,581)
  Exercised during the year.......  (3,242,780)   2.12 -   36.92   (59,610,840)
                                   -----------                   -------------
Outstanding at September 30, 1995
 (3,781,222 shares exercisable)...   8,085,731                     229,314,546
  Granted during the year.........   1,147,675   41.75 -   56.88    48,640,094
  Terminated and cancelled during
   the year.......................    (239,512)  13.38 -  149.73    (8,289,942)
  Exercised during the year.......  (8,912,213)   2.12 -   76.38  (265,902,230)
                                   -----------                   -------------
Outstanding at September 30, 1996
 (81,681 shares exercisable)......      81,681    8.55 -   82.46 $   3,762,468
                                   ===========                   =============

  In connection with the Offering, Sterling Software accelerated the vesting of substantially all outstanding options granted under Sterling Software's stock option plans in existence at the time of the Offering. Under the terms of Sterling Software's stock option plans, options that were unexercised with respect to 81,681 shares of

Software Stock at the close of business on September 30, 1996 were adjusted to thereafter be exerciseable with respect to 207,950 shares at exercise prices ranging from $3.36 to $32.40 to preserve the economic value of such options.

  During 1996, 1995 and 1994, 310,097, 189,300, and 1,329,035 warrants with an aggregate exercise price of $10,734,659, $4,012,704 and $8,336,473, respectively, were exercised for shares of Software Stock. Also, in 1996, 82,650 warrants with an aggregate exercise price of $8,750,155 were cancelled. At September 30, 1996, no warrants were outstanding.

16. POSTRETIREMENT BENEFITS

  The Company has a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code for full time employees and for part-time employees who have completed a specified term of service. Pursuant to this plan, eligible participants may elect to contribute a percentage of their annual gross compensation and the Company will contribute additional amounts, as provided by the plan. Benefits under the plan are limited to the assets of the plan. Company contributions charged to expense during 1996, 1995 and 1994 were $2,315,000 $2,474,000 and $2,034,000, respectively. One-half of the Company's contributions are invested in Software Stock. Effective October 1, 1996, the portion of the plan consisting of the Company's contributions was designated as an employee stock ownership plan. During 1996, 1995 and 1994, the investment of the Company's contributions included 19,665, 28,597 and 40,700 shares of Software Stock, respectively. These share contributions include those with respect to Sterling Commerce employees through September 30, 1996, the date of the spin-off. See Note 2.

  Certain of the Company's subsidiaries also provide healthcare benefits to eligible retired employees. These benefits are subject to deductibles, copayment provisions and other limitations including retiree premium contributions. The Company's policy is to fund the cost of the postretirement healthcare coverage in amounts determined at the discretion of management. A plan amendment was adopted in October 1994 that reduced the number of employees eligible for participation in the postretirement benefit plan and reduced the Company's future costs for certain eligible participants. The impact of the amendment in 1995 was a curtailment gain of approximately $1,400,000. The Company and its subsidiaries may amend or change the plan periodically, or may terminate the plan.

  The following table sets forth the computation of accrued postretirement healthcare benefit costs at September 30 (in thousands):

                                                                  1996   1995
                                                                 ------ ------
   Accumulated postretirement benefit obligation:
     Retirees................................................... $  775 $  785
     Fully eligible active plan participants....................    977  1,010
     Other active plan participants.............................  1,259  1,116
                                                                 ------ ------
                                                                  3,011  2,911
     Assets at fair market value................................  1,766  1,648
                                                                 ------ ------
   Projected benefit obligation in excess of assets at fair
    market value................................................  1,245  1,263
   Unrecognized net gain (loss).................................  1,768  2,001
                                                                 ------ ------
     Accrued postretirement benefit cost........................ $3,013 $3,264
                                                                 ====== ======

  The following table presents net periodic postretirement healthcare benefit costs for the years ended September 30, 1996, 1995 and 1994 (in thousands):

                                                      YEARS ENDED SEPTEMBER 30
                                                      --------------------------
                                                       1996     1995      1994
                                                      -------- -------- --------
   Service cost...................................... $    98  $   108  $    633
   Interest cost.....................................     205      241       366
   Actual asset return...............................    (112)     (90)       (8)
   Net amortization and deferral.....................    (233)    (208)       57
                                                      -------  -------  --------
     Net periodic postretirement benefit cost........ $   (42) $    51  $  1,048
                                                      =======  =======  ========

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at September 30, 1996. The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (healthcare cost trend rate) is 9.5% for 1997 and is assumed to decrease gradually to 5% after 9 years and remain at that level thereafter. At September 30, 1995, the weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5%. The weighted average healthcare cost trend rate was 10% for 1996 and was assumed to decrease gradually to 5% after 10 years and remain at that level thereafter.

  The healthcare cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1996 by $336,600 and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1996 by $26,300.

17. CHANGE-IN-CONTROL AND SEVERANCE ARRANGEMENTS

  As of September 30, 1996, the Company had change-in-control agreements with fourteen officers that grant the right to receive payments based on the individual officer's respective salary, bonus and benefits if there has been a change in control (as defined) in the Company and termination of employment has occurred. At September 30, 1996, the maximum liability for salaries, bonuses and benefits under these agreements was approximately $44,000,000.

  As of September 30, 1996, the Company had entered into severance agreements with ten officers of the Company providing for payments based on the individual officer's respective salary and bonus and continuation of benefits if the Company terminates the officer's employment. In addition, the Company has entered into a CEO agreement that provides for an annual base salary plus agreed-upon bonuses or benefits and converts to a consulting agreement upon the occurrence of certain events. The Company has also entered into a consulting agreement with one of its directors that provides for severance payments based on the director's consulting fee upon the occurrence of certain events. At September 30, 1996, the aggregate commitment for future salaries, fees, bonuses and benefits under these agreements was approximately $15,000,000.

18. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

  The Company's consolidated operating results for each quarter of 1996 and 1995 are summarized as follows (in thousands, except per share data):

                                                 THREE MONTHS ENDED
                                     ------------------------------------------
                                     DECEMBER 31 MARCH 31 JUNE 30  SEPTEMBER 30
                                     ----------- -------- -------- ------------
Year ended September 30, 1996 (1):
  Revenue
    Products........................  $ 34,972   $ 45,932 $ 50,027   $ 61,533
    Product support.................    31,194     31,121   30,397     30,689
    Services........................    29,819     29,544   30,122     33,821
                                      --------   -------- --------   --------
                                        95,985    106,597  110,546    126,043
  Cost of sales
    Products and product support....    15,154     18,062   17,665     21,320
    Services........................    26,076     26,520   26,767     30,675
                                      --------   -------- --------   --------
                                        41,230     44,582   44,432     51,995
  Product development and
   enhancement......................     6,072      5,197    4,618      5,034
  Selling, general and
   administrative...................    38,677     42,606   45,115     48,839
  Income from continuing
   operations.......................     9,018     12,776   17,358     21,446
  Income applicable to common
   stockholders.....................    21,307    152,018   29,394     35,169
  Average common shares
   outstanding......................    26,630     29,450   35,758     37,432
  Income per common share:
   Income from continuing
    operations:
    Primary.........................  $    .31   $    .40 $    .47   $    .57
    Fully diluted...................       .30        .39      .47        .57
   Net income:
    Primary.........................  $    .72   $   4.74 $    .80   $    .93
    Fully diluted...................       .66       4.42      .80        .93
Year ended September 30, 1995 (1)
 (2):
  Revenue
    Products........................  $ 34,232   $ 37,458 $ 44,651   $ 51,959
    Product support.................    24,205     27,941   29,699     31,907
    Services........................    25,159     28,730   28,430     31,940
                                      --------   -------- --------   --------
                                        83,596     94,129  102,780    115,806
  Cost of sales
    Products and product support....    12,430     13,349   14,309     17,638
    Services........................    22,762     23,009   27,851     29,387
                                      --------   -------- --------   --------
                                        35,192     36,358   42,160     47,025
  Product development and
   enhancement......................     5,847      7,324    7,955      6,576
  Selling, general and
   administrative...................    31,712     35,381   37,168     43,291
  Restructuring charges.............    19,512
  Purchased research and
   development......................    62,000
  Income (loss) from continuing
   operations.......................   (70,381)    10,591   11,343     14,791
  Income (loss) applicable to common
   stockholders.....................   (61,704)    20,110   22,240     28,483
  Average common shares
   outstanding......................    21,476     23,526   24,118     25,469
  Income per common share:
   Income (loss) from continuing
    operations:
    Primary.........................  $  (3.28)  $    .38 $    .41   $    .52
    Fully diluted...................     (3.28)       .37      .39        .49
   Income (loss) per common share:
    Net income (loss):
     Primary........................  $  (2.87)  $    .72 $    .79   $   1.00
     Fully diluted..................     (2.87)       .67      .73        .90

--------
(1) Restated to reflect the results of operations of Sterling Commerce as a discontinued operation. On September 30, 1996, Sterling Software completed the spin-off of Sterling Commerce. See Note 2.

(2) On November 30, 1994, Sterling Software acquired KnowledgeWare in a stock-for-stock acquisition accounted for as a purchase. Accordingly, the operating results of KnowledgeWare are included in the Company's results of operations from the date of the acquisition. The results of operations include $62,000,000 of purchased research and development costs, which is the portion of the purchase price attributable to in- process research and development and which was charged to expense in accordance with purchase accounting guidelines. The 1995 results of operations also include a charge for restructure costs of $19,512,000 to integrate KnowledgeWare's business into the Company's operations. The restructure charge includes employee termination costs, costs related to the elimination of duplicate facilities, the write-off of costs related to certain software products which were not actively marketed, and other out of pocket costs related to the reorganization. Legal costs and expenses directly related to the acquisition of KnowledgeWare and unrelated to the restructuring are accounted for as a cost of the acquisition. See Note 3.

  Information concerning the Company's operations by business segment for each quarter of 1996, 1995 and 1994 is summarized as follows (in thousands):

                                               THREE MONTHS ENDED
                                   --------------------------------------------
                                   DECEMBER 31 MARCH 31  JUNE 30   SEPTEMBER 30
                                   ----------- --------  --------  ------------
Year ended September 30, 1996:
  Revenue:
    Systems Management............  $ 35,210   $ 40,969  $ 42,558    $ 52,067
    Federal Systems...............    26,262     26,815    27,553      31,558
    Applications Management.......    26,459     28,228    28,244      26,873
    Corporate and other...........     8,054     10,585    12,191      15,545
                                    --------   --------  --------    --------
      Consolidated totals.........  $ 95,985   $106,597  $110,546    $126,043
                                    ========   ========  ========    ========
  Operating Profit (Loss):
    Systems Management............  $ 11,625   $ 15,535  $ 16,389    $ 22,309
    Federal Systems...............     2,300      1,816     2,038       1,828
    Applications Management.......     3,859      4,630     6,155       1,764
    Corporate and other...........    (7,778)    (7,769)   (8,201)     (5,726)
                                    --------   --------  --------    --------
      Consolidated totals.........  $ 10,006   $ 14,212  $ 16,381    $ 20,175
                                    ========   ========  ========    ========
Year ended September 30, 1995:
  Revenue:
    Systems Management............  $ 33,374   $ 37,287  $ 37,821    $ 46,175
    Federal Systems...............    23,665     24,590    25,372      28,075
    Applications Management.......    20,010     25,347    29,548      32,304
    Corporate and other...........     6,547      6,905    10,039       9,252
                                    --------   --------  --------    --------
      Consolidated totals.........  $ 83,596   $ 94,129  $102,780    $115,806
                                    ========   ========  ========    ========
  Operating Profit (Loss):
    Systems Management............  $ 11,136   $ 13,460  $ 14,154    $ 16,721
    Federal Systems...............     1,526      1,867     1,953       1,302
    Applications Management.......     4,491      5,125     5,284       6,420
    Restructuring charge..........   (19,512)
    Purchased research and
     development..................   (62,000)
    Corporate and other...........    (6,308)    (5,386)   (5,894)     (5,529)
                                    --------   --------  --------    --------
      Consolidated totals.........  $(70,667)  $ 15,066  $ 15,497    $ 18,914
                                    ========   ========  ========    ========

                                               THREE MONTHS ENDED
                                    -------------------------------------------
                                    DECEMBER 31 MARCH 31  JUNE 30  SEPTEMBER 30
                                    ----------- --------  -------  ------------
Year ended September 30, 1994:
  Revenue:
    Systems Management.............   $35,442   $34,046   $32,539    $39,626
    Federal Systems................    24,718    26,945    27,296     28,014
    Applications Management........    11,893    11,972    12,212     13,857
    Corporate and other............     5,263     7,311     7,657      7,112
                                      -------   -------   -------    -------
      Consolidated totals..........   $77,316   $80,274   $79,704    $88,609
                                      =======   =======   =======    =======
  Operating Profit (Loss):
    Systems Management.............   $12,936   $12,129   $10,723    $13,227
    Federal Systems................     1,614     1,694     2,391      1,561
    Applications Management........     2,604     1,367     3,181      4,162
    Corporate and other............    (5,731)   (4,157)   (4,485)    (4,087)
                                      -------   -------   -------    -------
      Consolidated totals..........   $11,423   $11,033   $11,810    $14,863
                                      =======   =======   =======    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information concerning the directors of the Company is set forth in the Proxy Statement to be provided to stockholders in connection with the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Part I of this report, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information concerning executive compensation is set forth in the Proxy Statement under the heading "Management Compensation," which information is incorporated herein by reference. Information contained in the Proxy Statement under the caption "Management Compensation--Report of the Executive and Stock Option Committees on Executive Compensation" and "--Stock Performance Chart" is not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Management and Certain Stockholders," which information is incorporated herein by reference.

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

    1. Consolidated Financial Statements:

      See Index to Consolidated Financial Statements at Item 8.

    2. Consolidated Financial Statement Schedules:

      Schedule II--Valuation and Qualifying Accounts for the Years Ended September 30, 1996, 1995 and 1994.

    3. Exhibits:

      3.1  Certificate of Incorporation of the Company (1)
      3.2 Certificate of Amendment of Certificate of Incorporation of the Company (2)
      3.3 Certificate of Amendment of Certificate of Incorporation of the Company (3)
      3.4 Certificate of Amendment of Certificate of Incorporation of the Company (4)
      3.5  Restated Bylaws of the Company (5)
      4.1  Form of Common Stock Certificate (6)
     10.1  Supplemental Executive Retirement Plan II of Informatics General
           Corporation ("SERP II") (2), (16)
     10.2  Amendment to SERP II (2), (16)
     10.3  KnowledgeWare, Inc. 1988 Stock Incentive Plan (7), (16)
     10.4  Sterling Software, Inc. Amended and Restated 1996 Stock Option Plan
            (8), (16)
     10.5  1996 Executive Compensation Plan for Group Presidents (9), (16)
     10.6  1997 Executive Compensation Plan for Group Presidents (16), (17)
     10.7  Employment Agreement with Werner L. Frank (10) (16)
     10.8 Consultation Agreement dated December 1, 1994 between the Company and Francis A. Tarkenton (10), (16)
     10.9  Consulting Agreement dated October 1, 1996 between the Company and
           Michael C. French (16), (17)
     10.10 CEO Agreement dated February 12, 1996 between the Company and
           Sterling L. Williams (11), (16)
     10.11 Form of Change-in-Control Severance Agreement dated as of February
           12, 1996 between the Company and each of Sam Wyly, Charles J. Wyly,
           Jr., Sterling L. Williams, Jeannette P. Meier, and certain other executive officers and directors of the Company (11), (16)
     10.12 Form of Amendment to Change-in-Control Severance Agreement dated as of June 18, 1996, between the Company and each of Sam Wyly, Charles
           J. Wyly, Jr., Sterling L. Williams, Jeannette P. Meier, and certain other executive officers and directors of the Company (12), (16)
     10.13 Form of Severance Agreement dated as of February 12, 1996 between the Company and each of Jeannette P. Meier and certain other executive officers and directors of the Company (other than Sterling
           L. Williams) (11), (16)
     10.14 Form of Change-in-Control Severance Agreement between the Company and certain officers of the Company (16), (17)

     10.15 Form of Severance Agreement between the Company and certain officers of the Company (16), (17)
     10.16 Form of Indemnity Agreement between the Company and each of its directors and officers(2)
     10.17 Second Amended and Restated Revolving Credit and Term Loan Agreement dated August 24, 1995 by and among the Company and The First
           National Bank of Boston, as Agent, and the Banks listed on Schedule
           1.1 thereto(13)
     10.18 First Amendment and Modification Agreement dated January 31, 1996 by and between the Company, The First National Bank of Boston, Bank
           One, Texas, National Association and Bank of America National Trust and Savings Association and The First National Bank of Boston, as
           Agent(11)
     10.19 Second Amendment and Modification Agreement dated November 20, 1996 by and between the Company, The First National Bank of Boston,
           BankOne, Texas, National Association and Bank of America National
           Trust and Savings Association and The First National Bank of Boston, as Agent(17)
     10.20 Space Sharing Agreement dated as of March 4, 1996 between the
           Company and Sterling Commerce, Inc.(14)
     10.21 Data Processing Agreement dated as of March 13, 1996 between the
           Company and Sterling Commerce, Inc.(14)
     10.22 Tax Allocation Agreement dated as of March 4, 1996 between the
           Company and Sterling Commerce, Inc.(14)
     10.23 Indemnification Agreement dated as of March 4, 1996 between the
           Company and Sterling Commerce, Inc.(15)
     10.24 International Marketing Agreement dated as of March 4, 1996 between
           Sterling Software International, Inc. and Sterling Commerce
           International, Inc.(15)
     10.25 Master Software License Agreement dated as of March 4, 1996 by and among the Company, Sterling Commerce, Inc. and their respective subsidiaries parties thereto(15)
     10.26 Agreement dated as of September 19, 1996 by Sterling Commerce, Inc.
           for the benefit of the Company(17)
     11.1  Computation of Earnings Per Share, Year Ended September 30, 1996(17)
     11.2  Computation of Earnings Per Share, Year Ended September 30, 1994(17)
     21.1  Subsidiaries of the Company(17)
     23.1  Consent of Ernst & Young LLP(17)
     27.1  Financial Data Schedule(17)

  (b). Reports on Form 8-K.

      During the three-month period ended September 30, 1996, the Company filed two Current Reports on Form 8-K. The reports, dated September 23, 1996 and September 30, 1996, included information under Item 5--Other Events.
--------
 (1) Previously filed as an exhibit to the Company's Registration Statement No. 2-82506 and incorporated herein by reference.
 (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
 (3) Previously filed as an exhibit to the Company's Registration Statement No. 33-69926 and incorporated herein by reference.

 (4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.
 (5) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 and incorporated herein by reference.
 (6) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 and incorporated herein by reference.
 (7) Previously filed as an exhibit to the Company's Registration Statement No. 33-56681 and incorporated herein by reference.
 (8) Previously filed as an exhibit to the Company's Registration Statement No. 333-13303 and incorporated herein by reference.
 (9) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Registration Statement No. 33-62401 and incorporated herein by reference.
(14) Previously filed as an exhibit to Registration Statement No. 33-80595 filed by Sterling Commerce, Inc. and incorporated herein by reference.
(15) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 filed by Sterling Commerce, Inc. and incorporated herein by reference.
(16) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the form.
(17) Filed herewith.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          STERLING SOFTWARE, INC.

Date: November 25, 1996                         /s/ Sterling L. Williams
                                          By __________________________________
                                                  Sterling L. Williams
                                           President, Chief Executive Officer
                                                       and Director
                                              (Principal Executive Officer)

Date: November 25, 1996                          /s/ Jeannette P. Meier
                                          By __________________________________
                                                   Jeannette P. Meier
                                             Executive Vice President, Chief
                                            Financial Officer, General Counsel
                                                      and Secretary
                                           (Principal Financial and Accounting
                                                         Officer)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date: November 25, 1996                          /s/ Robert J. Donachie
                                          By __________________________________
                                                   Robert J. Donachie
                                           Chairman of the Audit Committee and
                                                         Director

Date: November 25, 1996                           /s/ Michael C. French
                                          By __________________________________
                                                    Michael C. French
                                                        Director

Date: November 25, 1996                           /s/ Phillip A. Moore
                                          By __________________________________
                                                    Phillip A. Moore
                                              Executive Vice President and
                                                         Director

Date: November 25, 1996                         /s/ Charles J. Wyly, Jr.
                                          By __________________________________
                                                  Charles J. Wyly, Jr.
                                             Vice Chairman of the Board and
                                                         Director

Date: November 25, 1996                             /s/ Evan A. Wyly
                                          By __________________________________
                                                      Evan A. Wyly
                                               Vice President and Director

Date: November 25, 1996                         /s/ Donald R. Miller, Jr.
                                          By __________________________________
                                                  Donald R. Miller, Jr.
                                                        Director

Date: November 25, 1996                         /s/ Francis A. Tarkenton
                                          By __________________________________
                                                  Francis A. Tarkenton
                                                        Director

Date: November 25, 1996                            /s/ B. Joseph White
                                          By __________________________________
                                                     B. Joseph White
                                                        Director

Date: November 25, 1996                         /s/ Sterling L. Williams
                                          By __________________________________
                                                  Sterling L. Williams
                                           President, Chief Executive Officer
                                                       and Director

Date: November 25, 1996                               /s/ Sam Wyly
                                          By __________________________________
                                                        Sam Wyly
                                           Chairman of the Board and Director

                               INDEX TO EXHIBITS

  3.1  Certificate of Incorporation of the Company (1)
  3.2  Certificate of Amendment of Certificate of Incorporation of the Company
       (2)
  3.3  Certificate of Amendment of Certificate of Incorporation of the Company
       (3)
  3.4  Certificate of Amendment of Certificate of Incorporation of the Company
       (4)
  3.5  Restated Bylaws of the Company (5)
  4.1  Form of Common Stock Certificate (6)
 10.1  Supplemental Executive Retirement Plan II of Informatics General
       Corporation ("SERP II") (2), (16)
 10.2  Amendment to SERP II Agreement (2), (16)
 10.3  KnowledgeWare, Inc. 1988 Stock Incentive Plan (7)
 10.4  Sterling Software, Inc. Amended and Restated 1996 Stock Option Plan (8),
       (16)
 10.5  1996 Executive Compensation Plan for Group Presidents (9), (16)
 10.6  1997 Executive Compensation Plan for Group Presidents (16), (17)
 10.7  Employment Agreement with Werner L. Frank (10), (16)
 10.8  Consultation Agreement dated December 1, 1994 between the Company and
       Francis A. Tarkenton (10), (16)
 10.9  Consulting Agreement dated October 1, 1996 between the Company and
       Michael C. French (16), (17)
 10.10 CEO Agreement dated February 12, 1996 between the Company and Sterling
       L. Williams (11), (16)
 10.11 Form of Change-in-Control Severance Agreement dated as of February 12,
       1996 between the Company and each of Sam Wyly, Charles J. Wyly, Jr.,
       Sterling L. Williams, Jeannette P. Meier, and certain other executive officers and directors of the Company (11), (16)
 10.12 Form of Amendment to Change-in-Control Severance Agreement dated as of
       June 18, 1996, between the Company and each of Sam Wyly, Charles J.
       Wyly, Jr., Sterling L. Williams, Jeannette P. Meier, and certain other executive officers and directors of the Company (12), (16)
 10.13 Form of Severance Agreement dated as of February 12, 1996 between the
       Company and each of Jeannette P. Meier and certain other executive officers and directors of the Company (other than Sterling L. Williams)
       (11), (16)
 10.14 Form of Change-in-Control Severance Agreement between the Company and certain officers of the Company (16), (17)
 10.15 Form of Severance Agreement between the Company and certain officers of the Company (16), (17)
 10.16 Form of Indemnity Agreement between the Company and each of its directors and officers (2)
 10.17 Second Amended and Restated Revolving Credit and Term Loan Agreement
       dated August 24, 1995 by and among the Company and The First National
       Bank of Boston, as Agent, and the Banks listed on Schedule 1.1 thereto
       (13)
 10.18 First Amendment and Modification Agreement dated January 31, 1996 by and between the Company, The First National Bank of Boston, Bank One, Texas,
       National Association and Bank of America National Trust and Savings
       Association and The First National Bank of Boston, as Agent (11)
 10.19 Second Amendment and Modification Agreement dated November 20, 1996 by and between the Company, The First National Bank of Boston, BankOne,
       Texas, National Association and Bank of America National Trust and
       Savings Association and The First National Bank of Boston, as Agent (17)

 10.20 Space Sharing Agreement dated as of March 4, 1996 between the Company and Sterling Commerce, Inc. (14)
 10.21 Data Processing Agreement dated as of March 13, 1996 between the Company and Sterling Commerce, Inc. (14)
 10.22 Tax Allocation Agreement dated as of March 4, 1996 between the Company and Sterling Commerce, Inc. (14)
 10.23 Indemnification Agreement dated as of March 4, 1996 between the Company and Sterling Commerce, Inc. (15)
 10.24 International Marketing Agreement dated as of March 4, 1996 between
       Sterling Software International, Inc. and Sterling Commerce
       International, Inc. (15)
 10.25 Master Software License Agreement dated as of March 4, 1996 by and among the Company, Sterling Commerce, Inc. and their respective subsidiaries parties thereto (15)
 10.26 Agreement dated as of September 19, 1996 by Sterling Commerce, Inc. for the benefit of the Company (17)
 11.1  Computation of Earnings Per Share, Year Ended September 30, 1996 (17)
 11.2  Computation of Earnings Per Share, Year Ended September 30, 1994 (17)
 21.1  Subsidiaries of the Company (17)
 23.1  Consent of Ernst & Young LLP (17)
 27.1  Financial Data Schedule (17)

--------
(1) Previously filed as an exhibit to the Company's Registration Statement No. 2-82506 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement No. 33-69926 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Registration Statement No. 33-56681 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Registration Statement No. 333-13303 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Registration Statement No. 33-62401 and incorporated herein by reference.
(14) Previously filed as an exhibit to Registration Statement No. 33-80595 filed by Sterling Commerce, Inc. and incorporated herein by reference.
(15) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 filed by Sterling Commerce, Inc. and incorporated herein by reference.
(16) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the form.
(17) Filed herewith.

                                                                     SCHEDULE II

                            STERLING SOFTWARE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                         ADDITIONS
                                   ----------------------
                                              CHARGED TO
                        BALANCE AT CHARGED TO    OTHER                         BALANCE AT
                        BEGINNING  COSTS AND  ACCOUNTS--      DEDUCTIONS--       END OF
                        OF PERIOD   EXPENSES   DESCRIBE         DESCRIBE         PERIOD
                        ---------- ---------- -----------     ------------     ----------
Allowance for doubtful
 accounts at September
 30, 1994.............. $6,245,000 $3,559,000 $  (257,000)(1) $(3,015,000)(2)  $6,532,000
                        ========== ========== ===========     ===========      ==========
Allowance for doubtful
 accounts at September
 30, 1995.............. $6,532,000 $4,351,000 $(1,563,000)(1) $(2,144,000)(2)  $7,176,000
                        ========== ========== ===========     ===========      ==========
Allowance for doubtful
 accounts at September
 30, 1996.............. $7,176,000 $4,857,000 $(1,998,000)(1) $(3,959,000)(2)  $6,076,000
                        ========== ========== ===========     ===========      ==========

--------
(1) Offsets to deferred revenue.
(2) Accounts written off.