Form 10-Q
period 1996-12-31
STERLING SOFTWARE INC
filed 1997-02-12
CIK 716714

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

        (X)          Quarterly Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934

                     For the quarterly period ended December 31, 1996

                                            or

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

                                 (214) 891-8600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ___    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Title                    Shares Outstanding as of February 7, 1997
  ------------------------------       -----------------------------------------
   Common Stock, $0.10 par value                       38,439,298

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.  Financial Statements (unaudited)...................................  3

Sterling Software, Inc. Consolidated Balance Sheets at December 31, 1996 and
   September 30, 1996.......................................................  3

Sterling Software, Inc. Consolidated Statements of Operations for the Three
   Months Ended December 31, 1996 and 1995..................................  4

Sterling Software, Inc. Consolidated Statements of Stockholders' Equity for
   the Three Months Ended December 31, 1996 and 1995........................  5

Sterling Software, Inc. Consolidated Statements of Cash Flows for the
   Three Months Ended December 31, 1996 and 1995............................  6

Sterling Software, Inc. Notes to Consolidated Financial Statements..........  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 12




                          PART II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................... 17

                            STERLING SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share information)

                                  A S S E T S

                                                                                                   December 31    September 30
                                                                                                      1996            1996
                                                                                                  -------------  --------------
                                                                                                   (unaudited)
Current assets:
   Cash and cash equivalents................................................................          $541,724      $524,237
   Marketable securities....................................................................           206,994       231,919
   Accounts and notes receivable, net.......................................................           111,622       133,383
   Income tax receivable....................................................................             5,871         8,000
   Prepaid expenses and other current assets................................................            17,665        17,104
                                                                                                   -----------    ----------
      Total current assets..................................................................           883,876       914,643

Property and equipment, net of accumulated depreciation of $45,234 at
   December 31, 1996 and $42,029 at September 30, 1996......................................            45,498        39,330

Computer software, net of accumulated amortization of $87,938 at
   December 31, 1996 and $84,099 at September 30, 1996......................................            58,002        57,488

Excess cost over net assets acquired, net of accumulated amortization of $27,482 at December
   31, 1996 and $26,128 at September 30, 1996...............................................            68,032        69,504

Noncurrent deferred income taxes............................................................               657         2,986

Other assets................................................................................            11,592        13,662
                                                                                                  ------------   -----------
                                                                                                    $1,067,657    $1,097,613
                                                                                                  ============    ==========

                                L I A B I L I T I E S  A N D  S T O C K H O L D E R S ' E Q U I T Y

Current liabilities:
   Current portion of long-term debt........................................................          $  1,587      $    388
   Accounts payable and accrued liabilities.................................................            56,295        77,349
   Amounts due to Sterling Commerce.........................................................             3,050        35,134
   Deferred revenue.........................................................................            77,474        68,854
                                                                                                  ------------  ------------
      Total current liabilities.............................................................           138,406       181,725

Noncurrent deferred revenue.................................................................            15,856        15,778
Other noncurrent liabilities................................................................            20,341        20,619
Commitments and contingencies (Note 5)

Stockholders' equity:
   Preferred stock, $.10 par value; 10,000,000 shares authorized, no shares issued or outstanding...........................................................................
   Common stock, $.10 par value; 75,000,000 shares authorized; 39,811,000 and
      39,807,000 shares issued at December 31, 1996 and September 30,
      1996, respectively....................................................................             3,981         3,981
   Additional paid-in capital...............................................................           804,516       804,451
   Retained earnings........................................................................           143,654       130,156
   Less treasury stock, at cost; 1,372,000 shares at December 31, 1996 and
      September 30, 1996....................................................................           (59,097)      (59,097)
                                                                                                  ------------   -----------
      Total stockholders' equity............................................................           893,054       879,491
                                                                                                  -------------  -----------
                                                                                                    $1,067,657    $1,097,613
                                                                                                  =============  ===========


                            See accompanying notes.

                             STERLING SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                   (unaudited)

                                                                                                       Three Months
                                                                                                     Ended December 31
                                                                                                  -----------------------
                                                                                                     1996          1995
                                                                                                  ---------      --------
Revenue:
   Products.................................................................................       $36,556       $ 34,972
   Product support..........................................................................        30,336         31,194
   Services.................................................................................        30,249         29,819
                                                                                                  --------       --------
                                                                                                    97,141         95,985
Costs and expenses:
   Cost of sales:
      Products and product support..........................................................        16,554         15,154
      Services..............................................................................        26,308         26,076
                                                                                                  --------       --------
                                                                                                    42,862         41,230
   Product development and enhancement......................................................         4,806          6,072
   Selling, general and administrative......................................................        40,732         38,677
                                                                                                  --------       --------
                                                                                                    88,400         85,979
                                                                                                  --------       --------

Income from continuing operations before other income (expense) and income taxes............         8,741         10,006

Other income (expense):
   Interest expense.........................................................................          (147)        (1,839)
   Investment income........................................................................        10,773          3,105
   Other....................................................................................           233            531
                                                                                                  --------       --------
                                                                                                    10,859          1,797
                                                                                                  --------       --------
Income from continuing operations before income taxes.......................................        19,600         11,803
Provision for income taxes..................................................................         6,860          2,785
                                                                                                  --------       --------
Income from continuing operations...........................................................        12,740          9,018

Income from discontinued operations, net....................................................                       12,289
                                                                                                  --------       --------
Net income..................................................................................       $12,740        $21,307
                                                                                                  ========       ========
Income per common share:
   Income from continuing operations:
      Primary...............................................................................      $    .33        $   .31
                                                                                                  ========       ========
      Fully diluted.........................................................................      $    .33        $   .30
                                                                                                  ========       ========
   Net income:
      Primary...............................................................................      $    .33        $   .72
                                                                                                  ========       ========
      Fully diluted.........................................................................      $    .33        $   .66
                                                                                                  ========       ========

   Average common shares outstanding........................................................        38,439         26,630
                                                                                                  ========       ========


                             See accompanying notes.

                             STERLING SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Three Months Ended December 31, 1996 and 1995
                                 (in thousands)
                                   (unaudited)



                                           Common Stock                                   Treasury Stock
                                                                                        --------------------
                                        Number               Additional                  Number                    Total
                                         of         Par       Paid-in        Retained      of                    Stockholders'
                                        Shares     Value      Capital        Earnings    Shares       Cost         Equity
                                      ---------   --------  -----------     ----------  --------   ----------   --------------
Balance at September 30, 1995.......     26,529     $2,653     $336,752       $  9,515       56     $   (582)         $348,338
   Net income.......................                                            21,307                                  21,307
   Purchase of common stock
    for treasury....................                                                        700      (30,931)          (30,931)
   Issuance of common stock
    pursuant to stock options
    and warrants....................        880         88       19,933                                                 20,021
   Issuance of common stock
    pursuant to conversion of
    5.75% Debentures................          4                     105                                                    105
   Issuance of common stock
    to retirement plan..............                                (40)                     (8)         326               286
   Other............................                                 (3)                                                    (3)
                                       --------   --------   ----------     ----------  -------   ----------        ----------
Balance at December 31, 1995........     27,413     $2,741     $356,747        $30,822      748     $(31,187)         $359,123
                                       ========   ========   ==========     ==========  =======   ==========        ==========

Balance at September 30, 1996.......     39,807     $3,981     $804,451       $130,156    1,372     $(59,097)         $879,491
   Net income.......................                                            12,740                                  12,740
   Issuance of common stock
    pursuant to stock options
    and warrants....................          4                      65                                                     65
   Other............................                                               758                                     758
                                       --------   --------   ----------     ----------  -------   ----------        ----------
Balance at December 31, 1996........     39,811     $3,981     $804,516       $143,654    1,372     $(59,097)         $893,054
                                       ========   ========   ==========     ==========  =======   ==========        ==========


                             See accompanying notes.

                             STERLING SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)





                                                                                                        Three Months
                                                                                                      Ended December 31
                                                                                                  -------------------------
                                                                                                     1996           1995
                                                                                                  ----------     ----------
Operating activities:
   Net income...............................................................................         $12,740        $21,307
   Less: Income from discontinued operations................................................                        (12,289)
                                                                                                  ----------     ----------
   Income from continuing operations........................................................          12,740          9,018
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization.......................................................           8,292          7,705
        Provision for losses on accounts receivable.........................................             669          1,178
        Provision for deferred income taxes.................................................           4,458          7,556
        Changes in operating assets and liabilities, net of effects of business acquisitions:
           Decrease in accounts and notes receivable........................................          22,325          5,020
           Decrease in prepaid expenses and other assets....................................             350            290
           Decrease in accounts payable and accrued liabilities and amounts due to
             Sterling Commerce..............................................................         (53,138)       (15,431)
           Increase (decrease) in deferred revenue..........................................           8,620         (2,811)
           Other............................................................................          (1,782)        (2,668)
                                                                                                  ----------     ----------
                Net cash provided by operating activities...................................           2,534          9,857

Investing activities:
   Purchases of property and equipment......................................................          (9,352)        (2,128)
   Purchases and capitalized cost of development of computer software.......................          (4,300)        (3,316)
   Business acquisitions, net of cash acquired..............................................                         (7,186)
   Purchases of investments.................................................................         (41,790)      (124,326)
   Proceeds from sales of investments.......................................................          68,645         43,030
   Other....................................................................................             184            366
                                                                                                  ----------     ----------
                Net cash provided by (used in) investing activities.........................          13,387        (93,560)
Financing activities:
   Acquisition of common stock for treasury.................................................                        (30,931)
   Retirement and redemption of debt and capital lease obligations..........................          (1,144)        (3,186)
   Proceeds from issuance of debt...........................................................           2,350          2,729
   Proceeds from issuance of common stock pursuant to exercise of stock
     options and warrants...................................................................              65         20,021
   Other....................................................................................           1,000            539
                                                                                                  ----------     ----------
                Net cash provided by (used in) financing activities.........................           2,271        (10,828)

Cash flows provided by discontinued operations..............................................                          6,189
Effect of foreign currency exchange rate changes on cash....................................            (705)          (118)
                                                                                                  ----------     ----------
Increase (decrease) in cash and cash equivalents............................................          17,487        (88,460)
Cash and cash equivalents at beginning of period............................................         524,237        178,910
                                                                                                  ----------     ----------
Cash and cash equivalents at end of period..................................................        $541,724        $90,450
                                                                                                  ==========     ==========

Supplemental cash flow information:
   Interest paid............................................................................            $133           $370
                                                                                                  ==========     ==========
   Income taxes paid........................................................................          $1,089           $866
                                                                                                  ==========     ==========
   Income tax refunds.......................................................................            $186           $387
                                                                                                  ==========     ==========


                             See accompanying notes.

                             STERLING SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996
                                   (unaudited)

1.   Summary of Significant Accounting Policies

     The Company

     Sterling Software, Inc. ("Sterling Software" or the "Company") was founded in 1981 and became a publicly owned corporation in 1983. Sterling Software is a recognized worldwide supplier of software products and services within three major markets classified as systems management, applications management and federal systems. Sterling Software's international operations are responsible for sales, marketing and first-level support of the Company's products outside the United States and Canada. The Company's international operations also sell, market and provide first-level support outside of the United States, its territories and Canada for the interchange and communications software products of Sterling Commerce, Inc. ("Sterling Commerce"), the results of which are included in the business segment information presented herein under "Corporate and other." See Notes 3 and 5. Consistent with Sterling Software's decentralized operating structure, major markets are served by independently operated business groups which consist of divisions that focus on specific business niches within those markets. See Note 5. Sterling Software believes that its decentralized organizational structure promotes operating flexibility, improves responsiveness to customer requirements and focuses management on achieving revenue and operating profit objectives. Sterling Software has historically expanded its operations through internal growth and by business and product acquisitions.

     Basis of Presentation

     The consolidated financial statements include the accounts of Sterling Software and its wholly owned subsidiaries after elimination of all significant intercompany balances and transactions. Certain amounts for periods ended prior to December 31, 1996 have been reclassified to conform to the current year presentation, including restatements to reflect the reclassification of Sterling Commerce as a discontinued operation, giving effect to the spin-off of Sterling Commerce on September 30, 1996. See Note 3. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies. While management has based their assumptions and estimates on the facts and circumstances known at December 31, 1996, final amounts may differ from such estimates.

     Revenue

     Revenue from license fees, including leasing transactions, for standard software products is recognized when the software is delivered, provided no significant future vendor obligations exist and collection is probable. Service revenue and revenue from products involving installation or other services are recognized as the services are performed.

     Product support contracts entitle the customer to telephone support, bug fixing and the right to receive software updates if and when they are released. Revenue from product support contracts, including product support included in initial license fees, is recognized ratably over the contract period. All significant costs and expenses associated with product support contracts are expensed ratably over the contract period.

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

     Cash Equivalents, Marketable Securities and Other Investments

     Cash equivalents consist primarily of highly liquid investments in investment-grade commercial paper of various issuers and repurchase agreements backed by U.S. Treasury securities, with maturities of three months or less when purchased. Cash equivalents are recorded at fair value.

     The Company currently invests excess cash in a diversified portfolio of marketable securities consisting of a variety of investment grade securities, including commercial paper, medium-term notes, U.S. government obligations and certificates of deposit. The fair values for marketable securities are based on quoted market prices. All marketable securities and long-term investments are classified as available-for-sale securities.

2.   Unaudited Interim Financial Statements

     The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the financial position and results of operations for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire fiscal year.

3.   Discontinued Operations

     On September 30, 1996, Sterling Software completed the spin-off of
Sterling Commerce with the pro rata distribution (the "Distribution") of its remaining 81.6% ownership interest in Sterling Commerce to Sterling Software's stockholders by means of a tax-free dividend. Holders of record of the Company's $0.10 par value common stock ("Software Stock") as of the close of business on September 30, 1996 received 1.59260 shares of common stock, par value $0.01 per share, of Sterling Commerce ("Commerce Stock") for each share of Software Stock owned on such date. The Distribution resulted in the reduction of Sterling Software stockholders' equity in the amount of $113,549,000, representing the book value of net assets distributed.

     Prior year financial statements have been restated to reflect the discontinuation of Sterling Software's former electronic commerce business segment (presently conducted by Sterling Commerce). Summary operating results of discontinued operations for the three months ended December 31, 1995 are as follows (in thousands):

             Revenue....................................   $56,150
             Total costs and expenses...................   $35,459
             Income before income taxes.................   $20,481
             Income taxes...............................   $ 8,192
             Income from discontinued operations, net...   $12,289


4.   Commitments and Contingencies

     The Company is subject to certain legal proceedings and claims that arise in the ordinary conduct of its business. In the opinion of management, the ultimate liability with respect to these actions, net of applicable reserves, will not materially affect the financial condition or results of operations of the Company.

5.   Segment Information

     The Company acquires, develops, markets and supports a broad range of computer software products and services in three major markets classified as systems management, applications management and federal systems. Major markets are represented through independently operated business segments. The systems management business segment provides enterprise-wide systems management software for large computing environments. The applications management business segment provides products for developing new applications, revitalizing, integrating and extending existing applications and facilitating enterprise information access. The federal systems business segment provides highly technical professional services to the federal government under several multi-year contracts primarily in support of two major customers, the National Aeronautics and Space Administration (NASA) and the Department of Defense. The Company's international operations are responsible for sales, marketing and first-level support of the Company's products outside of the United States and Canada. These international operating results are included, as applicable, in the Company's systems management and applications management segments in the business segment tables contained herein. Under an agreement that expires in March 1999, the Company's international operations also sell, market and provide first-level support outside of the United States, its territories and Canada for Sterling Commerce's interchange and communications software products, the results of which are included in the business segment information presented herein under "Corporate and other." International operating results allocated to these business segments included revenue of $35,388,000 and $38,190,000 and international operating profit (exclusive of intercompany royalties) of $9,978,000 and $17,208,000 for the three months ended December 31, 1996 and 1995, respectively. The international operating profit of $17,208,000 for the quarter ended December 31, 1995 is before consideration of $3,483,000 of intercompany royalties related to Sterling Commerce.

     Financial information concerning the Company's operations, by business segment, for the three months ended December 31, 1996 and 1995, is summarized as follows (in thousands):


                                                                                        Three Months
                                                                                      Ended December 31
                                                                                 ------------------------
                                                                                   1996            1995
                                                                                 --------        --------
           Revenue:
             Systems Management....................................               $36,950         $35,210
             Federal Systems.......................................                27,858          26,262
             Applications Management...............................                21,952          26,459
             Corporate and other...................................                10,381           8,054
                                                                                 --------        --------
               Consolidated totals.................................               $97,141         $95,985
                                                                                 ========        ========
           Operating Profit (Loss):
             Systems Management....................................               $12,889         $11,625
             Federal Systems.......................................                 2,395           2,300
             Applications Management...............................                 2,224           3,859
             Corporate and other...................................                (8,767)         (7,778)
                                                                                 --------        --------
               Consolidated totals.................................                $8,741         $10,006
                                                                                 ========        ========


     The amounts presented for "Corporate and other" include corporate expense, inter-segment eliminations, the results of operations of the Company's retail software division and the results of operations for the international distribution of Sterling Commerce's interchange and communications software products and related product support services.

6.   Rights Plan

     On December 18, 1996, the Board of Directors of the Company declared a dividend distribution of one right (a "Right") for each share of Software Stock outstanding at the close of business on December 31, 1996 (the "Record Date"), pursuant to the terms of a Rights Agreement, dated as of December 18, 1996 (the "Rights Plan"). The Rights Plan also provides, subject to specified exceptions and limitations, that shares of Software Stock issued after the Record Date will be entitled to and accompanied by Rights. Pursuant to the Rights Plan, one Right to purchase 1/100th of a share of Series A Junior Participating Preferred Stock ("Junior Preferred Share") (structured so as to be substantially the equivalent of a share of Software Stock) is attached to each issued and outstanding share of Software Stock. Subject to certain conditions, each Right entitles the holder to purchase 1/100th of a Junior Preferred Share at a price (the "Purchase Price") of $200.00 per 1/100th of a Junior Preferred Share (subject to adjustment).

     In general, the Rights will not become exercisable, or transferable apart from the shares of Software Stock, unless a person or group of affiliated or associated persons becomes the beneficial owner of, or commences a tender offer that would result in beneficial ownership of, 15% or more of the outstanding shares of Software Stock (any such person or group of persons being referred to in the Rights Plan as an "Acquiring Person"). Thereafter, under certain circumstances, each Right (other than any Rights that are or were beneficially owned by an Acquiring Person, which Rights will be void) could become exercisable to purchase at the Purchase Price a number of shares of Software Stock (or, in certain circumstances, the common stock of a company into which the Company is merged or consolidated or to which the Company sells all or substantially all of its assets) having a market value equal to two times the Purchase Price. The Rights will expire on December 31, 2006, unless earlier redeemed by the Company at a redemption price of $0.01 per Right (subject to adjustment), or otherwise exchanged or amended in accordance with the terms of the Rights Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Subsidiary Initial Public Offering and Spin-Off

           Sterling Commerce, previously a wholly owned subsidiary of Sterling Software, completed an initial public offering of 13,800,000 shares of Commerce Stock on March 13, 1996 (the "Offering"). Pursuant to the Offering, Sterling Software sold to the public 12,000,000 of its 73,200,000 shares of Commerce Stock and Sterling Commerce sold 1,800,000 of previously unissued shares of Commerce Stock. The Offering price was $24 per share of Commerce Stock, resulting in net proceeds to Sterling Software of approximately $265,458,000 after deducting underwriting discounts and commissions and Sterling Software's pro rata share of Offering expenses. Sterling Software recorded a gain of approximately $126,103,000, net of tax, from the sale of Commerce Stock in the Offering.

           In connection with the Offering, Sterling Software accelerated the vesting of substantially all outstanding options granted under Sterling Software's stock option plans in existence at the time of the Offering. Sterling Software received proceeds of approximately $276,637,000 from the exercise of approximately 9,222,000 employee stock options and warrants during fiscal 1996. Under the terms of Sterling Software's existing stock option plans, options that were unexercised with respect to 81,681 shares of Software Stock at the close of business on September 30, 1996 were adjusted to thereafter be exerciseable with respect to 207,950 shares of Software Stock at exercise prices ranging from $3.36 to $32.40 per share, to preserve the economic value of such options.

           On September 30, 1996, Sterling Software completed the spin-off of Sterling Commerce with the distribution of its remaining 81.6% ownership interest in Sterling Commerce to Sterling Software stockholders by means of a tax-free dividend. Holders of record of Software Stock as of the close of business on September 30, 1996 received 1.59260 shares of Commerce Stock for each share of Software Stock owned as such date. The distribution resulted in the reduction of Sterling Software's stockholders' equity in the amount of $113,549,000, representing the book value of the net assets distributed.

Three Months Ended December 31, 1996 and 1995

           The results of Sterling Software's international operations (other than those related to the sale of Sterling Commerce products) are included in the systems management and applications management business segments for the purpose of management's discussion and analysis of financial condition and results of operations. Sterling Software's historical results of operations reflect the reclassification of Sterling Commerce as a discontinued operation, giving effect to the spin-off of Sterling Commerce on September 30, 1996. The results of the Company's international operations related to selling, marketing and providing first-level support outside of the United States, its territories and Canada for Sterling Commerce's interchange and communications software products are included in the business segment information presented herein under "Corporate and other."

           Total revenue increased $1,156,000, or 1%, in the first quarter of 1997 over the same period in 1996 due to increases in the Company's systems management and federal systems business segments as well as increases in revenue from the Company's international operations related to selling, marketing and providing first-level support for certain of Sterling Commerce's electronic commerce products. These increases in revenue were offset by declines in revenue in the applications management business segment due to the decline in products and product support revenue of the Company's Computer Aided Software Engineering ("CASE") products and due to discontinued products. Excluding both the effect of the decline in CASE products and product support revenue and the effect of discontinued products, the Company's total revenue increased 7% in the first quarter of 1997 over the same period in 1996.

           Revenue from the systems management business segment increased $1,740,000, or 5%, in the first quarter of 1997 compared to the same period of 1996 primarily due to a 9% increase in products revenue. The increase in products revenue was mainly attributable to strong product sales domestically in the storage management product line as well as moderate growth in VM product line sales. Product support revenue increased 2% primarily due to an increase in product support revenue in the storage management product line offset by declines in the operations management product line and relatively flat product support revenue in the VM product line. The decline in product support revenue in the operations management product line was due to amounts billed in arrears in the first quarter of 1996 by one of the Company's international distributors which did not occur again in 1997.

           Revenue from the applications management business segment decreased $4,507,000, or 17%, in the first quarter of 1997 over the same period of 1996 primarily due to a 13% decline in products revenue, a 17% decline in product support revenue and a 30% decline in consulting and education services revenue. The majority of the decline in products and product support revenue occurred in the CASE products. As previously disclosed, the Company expects the market for CASE development tools to continue to rapidly decline. The remainder of the decrease in products and product support revenue is attributable to a decline related to products marketed in the first quarter of 1996 that were not marketed in the first quarter of 1997 either because they are no longer owned or no longer actively marketed. Excluding both the effect of the decline in CASE development tools and the effect of discontinued products, applications management products revenue increased 13% and product support revenue increased 10%.

           Revenue from the federal systems business segment increased $1,596,000, or 6%, due to higher contract billings in both the Information Technology Division and the Scientific Systems Division.

           Total revenue generated from Sterling Software's international operations was $35,388,000 in the first quarter of 1997 and $38,190,000 in the first quarter of 1996, representing a decrease of $2,802,000, or 7%, primarily due to declines in both the applications management (down 35%) and systems management (down 8%) business segments, which were only partially offset by increased revenue from sales of Sterling Commerce's interchange and communications software products internationally. International applications management revenue declined due to the decline in CASE development tool revenue and, to a lesser extent, discontinued products.

International systems management revenue declined due to a large contract recorded in the first quarter of 1996 which was not repeated in the first quarter of 1997. Revenue for the Company's international operations represented 36% and 40% of total revenue for the first quarter of 1997 and 1996, respectively. The Company expects revenue from its international operations to continue to constitute a significant percentage of its total revenue. International operating results were not materially impacted by foreign exchange rate fluctuations in the first quarter of 1997. However, changes in foreign currency exchange rates resulting from a strengthening or weakening U.S. dollar can have a net negative or net positive impact, respectively, on the Company's financial results. See "Other Matters."

           The Company's recurring revenue includes revenue from product support agreements generally having terms ranging from one to three years, fixed-term product lease and rental agreements generally having terms ranging from month-to-month to year-to-year, and federal contracts generally having terms ranging from one to five years. Like most federal contracts, Sterling Software's federal contracts permit termination by the government for convenience or for failure to obtain funding. Recurring revenue represented 60% of total revenue in the first quarter of 1997 compared to 61% in the same period of the prior year.

           During the first quarter of 1997, 33% of total software revenue was derived from platforms other than stand-alone mainframes, compared with 35% for the same period of 1996. The decline in revenue from platforms other than stand-alone mainframes is mainly due to the discontinued non-mainframe products in the applications management business segment. Excluding the effect of these discontinued non-mainframe products, the Company's total software revenue derived from platforms other than stand-alone mainframe would have increased slightly from 32% in the first quarter of 1996 to 33% in the first quarter of 1997.

           Total costs and expenses increased $2,421,000, or 3%, in the first quarter of 1997 compared to the same period of 1996. Cost of sales increased $1,632,000, or 4%. Cost of sales represented 44% of revenue in the first quarter of 1997 compared to 43% in the first quarter of 1996. Product development expense for the first quarter of 1997 was $4,806,000, net of $4,280,000 of capitalized software costs, as compared to the first quarter of 1996 product development expense of $6,072,000, net of $3,132,000 of capitalized software costs. Gross product development expense was 13% of non-federal revenue in both the first quarter of 1997 and 1996. Capitalized development costs represented 47% and 34% of gross development costs in the first quarter of 1997 and 1996, respectively. Product development expenses and the capitalization rate historically have, and may in the future continue to, fluctuate from period to period depending in part upon the number and status of software development projects which are in process. Such was the case in the first quarter of 1997 compared to the same period of 1996. Selling, general and administrative expense represented 42% of revenue in the first quarter of 1997 compared to 40% in the first quarter of 1996. Selling, general and administrative expense increased $2,055,000, or 5%, primarily due to increased sales and marketing activities and headcount in the systems management business segment.

           Interest expense decreased $1,692,000 in the first quarter of 1997 compared to the first quarter of 1996 primarily due to the redemption in the second quarter of 1996 of the Company's 5.75% Convertible Subordinated Debentures. Investment income in the first quarter of 1997 increased $7,668,000 over the first quarter of 1996 as a result of substantially higher average cash and cash equivalents and marketable securities balances as well as realized gains from the liquidation of investment fund partnerships.

           Income from continuing operations before income taxes in the first quarter of 1997 was $19,600,000 compared to $11,803,000 in the first quarter of 1996. The increase was primarily attributable to increases in investment income as well as declines in interest expense. The effective tax rate for the first quarter of 1997 was 35% compared to 24% for the same quarter of 1996. The effective tax rate for 1996 was favorably impacted by the conclusion of an audit conducted by the Internal Revenue Service. Income from continuing operations in the first quarter of 1997 increased $3,722,000, or 41%, when compared to the first quarter of 1996. Income from discontinued operations, net, for 1996 represents the restatement of Sterling Commerce as a discontinued operation, giving effect to the spin-off of Sterling Commerce on September 30, 1996. See
Note 3 to the Consolidated Financial Statements.

Liquidity and Capital Resources

           The Company maintained a strong liquidity and financial position with $745,470,000 of working capital at December 31, 1996, which includes $541,724,000 of cash and cash equivalents and $206,994,000 of marketable securities. Net cash flows from operations was $2,534,000 in the first quarter of 1997 as compared to $9,857,000 in the first quarter of 1996. Cash flows from operations for the first quarter of 1997 were negatively impacted by payments made to Sterling Commerce during the quarter, reducing the outstanding amount owed by Sterling Software to Sterling Commerce by approximately $32,000,000 from September 30, 1996 to December 31, 1996. First quarter 1997 operating cash flows were also negatively impacted by a decrease in accounts payable and accruals of approximately $21,000,000, primarily due to a decrease in year-end incentive compensation accruals. Days sales outstanding at December 31, 1996, measured on a quarterly basis, was 103 versus 120 at December 31, 1995 and 95 at September 30, 1996. Cash flows from operations and available cash balances were used to fund operations, marketable securities purchases and capital expenditures.

           At December 31, 1996, after the utilization of $1,247,000 for standby letters of credit, $33,753,000 was available for borrowing on the Company's $35 million revolving credit and term loan agreement. Certain of the Company's foreign subsidiaries have separate lines of credit available for foreign exchange exposure management and working capital requirements. These lines of credit are guaranteed by Sterling Software, Inc. In the aggregate, at December 31, 1996, $1,512,000 was outstanding pursuant to foreign lines of credit and $19,793,000 was available for borrowing thereunder.

           At December 31, 1996, the Company's capital commitments consisted primarily of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations primarily from cash flow from operations. The Company believes available cash balances, cash equivalents and short-term investments combined with cash flows from operations and amounts available under existing loan agreements are sufficient to meet the Company's cash requirements for the foreseeable future.

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

           The assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the respective balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses are included as an adjustment to retained earnings. The Company has mitigated a portion of its currency exposure through decentralized sales, marketing and support operations and through international development facilities, in which all costs are local-currency based. The Company has, and may in the future, enter into hedging transactions in an effort to reduce its exposure to currency exchange risks.

           The Company maintains a strategy of seeking to acquire businesses and products to fill strategic market niches. This acquisition strategy has contributed in part to the Company's growth in revenue and operating profit before restructuring charges. The impact of future acquisitions on continued growth in revenue and operating profit cannot presently be determined.

Forward-Looking Information

           This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward-looking statements and information that are based on the beliefs of the Company's management as well as estimates and assumptions made by, and information currently available to, the Company's management. When used in SEC Filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions, as they relate to Sterling Software or Sterling Software's management, identify forward-looking statements. Such statements reflect the current views of Sterling Software with respect to future events and are subject to certain risks, uncertainties and assumptions relating to Sterling Software's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by Sterling Software, the costs of product development and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

Item 6.      Exhibits and Reports on Form 8-K

           (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

                 3.1    -    Certificate of Incorporation, as amended, of the
                             Company (3)

                 3.2    -    Restated Bylaws of the Company (1)

                 4.1    -    Rights Agreement, dated December 18, 1996, by and
                             between the Company and The First National Bank of
                             Boston, as Rights Agent (2)

                10.1    -    Amendment No .1 to International Distributor
                             Agreement, dated as of January 31, 1997, between Sterling Commerce B. V. and Sterling Software
                             International, Inc. (a/k/a the International
                             Marketing Agreement) (3)

                10.2    -    Third Amendment and Modification Agreement dated
                             December 16, 1996 by and between the Company, The
                             First National Bank of Boston, Bank One, Texas,
                             National Association and Bank of America National
                             Trust and Savings Association, and The First
                             National Bank of Boston, as agent (3)

                11.1    -    Computation of Earnings Per Share, Three Months
                             Ended December 31, 1996 (3)

                11.2    -    Computation of Earnings Per Share, Three Months
                             Ended December 31, 1995 (3)

                27      -    Financial Data Schedule (3)

------------------
(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 18, 1996 and incorporated herein by reference.
(3)     Filed herewith.

        (b)     Reports on Form 8-K.

During the three-month period ended December 31, 1996 the Company filed Current Reports on Form 8-K, dated September 30, 1996, October 15, 1996 and December 18, 1996. Each such report included information reported under Item 5--Other Events.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              STERLING SOFTWARE, INC.

Date:  February 11, 1997                      /s/Sterling L. Williams
                             ---------------------------------------------------
                                               Sterling L. Williams

                                        President, Chief Executive Officer
                                                   and Director
                                           (Principal Executive Officer)

Date:  February 11, 1997                      /s/ Jeannette P. Meier
                             ---------------------------------------------------
                                                Jeannette P. Meier

                                             Executive Vice President,
                                    Chief Financial Officer, General Counsel
                                                and Secretary
                                   (Principal Financial and Accounting Officer)

                                            EXHIBIT INDEX
                                            -------------

 Exhibit No.                                 Description
-------------     --------------------------------------------------------------

     3.1     -    Certificate of Incorporation, as amended, of the Company (3)

     3.2     -    Restated Bylaws of the Company (1)

     4.1     -    Rights Agreement, dated December 18, 1996, by and between the
                  Company and The First National Bank of Boston, as Rights Agent
                  (2)

    10.1     -    Amendment No .1 to International Distributor Agreement, dated as of January 31, 1997, between Sterling Commerce B. V. and
                  Sterling Software International, Inc. (a/k/a the International
                  Marketing Agreement) (3)

    10.2     -    Third Amendment and Modification Agreement dated December 16,
                  1996 by and between the Company, The First National Bank of
                  Boston, Bank One, Texas, National Association and Bank of
                  America National Trust and Savings Association, and The First
                  National Bank of Boston, as agent (3)

    11.1     -    Computation of Earnings Per Share, Three Months Ended
                  December 31, 1996 (3)

    11.2     -    Computation of Earnings Per Share, Three Months Ended
                  December 31, 1995 (3)

    27       -    Financial Data Schedule (3)

--------------------
(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 18, 1996 and incorporated herein by reference.

(3)     Filed herewith.