Form 10-Q
period 1997-03-31
STERLING SOFTWARE INC
filed 1997-05-15
CIK 716714

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)
   (X)          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1997

                                      or

   ( )         Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

            For the transition period from __________ to __________

                          COMMISSION FILE NO. 1-8465

                            STERLING SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                                           75-1873956
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                        300 CRESCENT COURT, SUITE 1200
                             DALLAS, TEXAS  75201
                   (Address of principal executive offices)
                                  (Zip Code)

                                (214) 981-1000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X    No
                                           ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Title                          Shares Outstanding as of May 9, 1997
Common Stock, $0.10 par value                            38,524,833

                        PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)................................    3

Sterling Software, Inc. Consolidated Balance Sheets at March 31, 1997
   and September 30, 1996................................................    3

Sterling Software, Inc. Consolidated Statements of Operations for
   the Three and Six Months Ended March 31, 1997 and 1996................    4

Sterling Software, Inc. Consolidated Statements of Stockholders'
   Equity for the Six Months Ended March 31, 1997 and 1996...............    5

Sterling Software, Inc. Consolidated Statements of Cash Flows for
   the Six Months Ended March 31, 1997 and 1996..........................    6

Sterling Software, Inc. Notes to Consolidated Financial Statements.......    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...........................................   12

                           PART II- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................   21

                            STERLING SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                  A S S E T S

                                                      MARCH 31     SEPTEMBER 30
                                                        1997           1996
                                                     -----------   ------------
                                                     (UNAUDITED)
Current assets:
 Cash and cash equivalents.........................  $  571,501     $  524,237
 Marketable securities.............................     183,649        231,919
 Accounts and notes receivable, net................     117,730        133,383
 Income tax receivable.............................       6,100          8,000
 Prepaid expenses and other current assets.........      17,998         17,104
                                                     ----------     ----------
  Total current assets.............................     896,978        914,643

Property and equipment, net of accumulated
  depreciation of $44,491 at March 31, 1997 and
  $42,029 at September 30, 1996....................      50,315         39,330
Computer software, net of accumulated amortization
  of $92,052 at March 31, 1997 and $84,099
  at September 30, 1996............................      62,217         57,488
Excess cost over net assets acquired, net of
 accumulated amortization of $28,876 at March 31,
 1997 and $26,128 at September 30, 1996............      66,621         69,504
Noncurrent deferred income taxes...................                      2,986
Other assets.......................................      15,498         13,662
                                                     ----------     ----------
                                                     $1,091,629     $1,097,613
                                                     ==========     ==========

     L I A B I L I T I E S   A N D   S T O C K H O L D E R S   E Q U I T Y

Current liabilities:
 Current portion of long-term debt.................  $    1,352     $      388
 Accounts payable and accrued liabilities..........      61,557         77,349
 Amounts due to Sterling Commerce..................       4,370         35,134
 Deferred revenue..................................      70,796         68,854
                                                     ----------     ----------
   Total current liabilities.......................     138,075        181,725
Noncurrent deferred revenue........................      21,594         15,778
Other noncurrent liabilities.......................      23,732         20,619

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.10 par value; 10,000,000
  shares authorized, no shares issued or
  outstanding......................................
 Common stock, $.10 par value; 75,000,000 shares
  authorized; 39,888,000 and 39,807,000 shares
  issued at March 31, 1997 and September 30,
  1996, respectively...............................       3,989          3,981
 Additional paid-in capital........................     805,640        804,451
 Retained earnings.................................     157,365        130,156
 Less treasury stock, at cost; 1,364,000 and
  1,372,000 shares at March 31, 1997 and
  September 30, 1996, respectively.................     (58,766)       (59,097)
                                                     ----------     ----------
   Total stockholders' equity......................     908,228        879,491
                                                     ----------     ----------
                                                     $1,091,629     $1,097,613
                                                     ==========     ==========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                           THREE MONTHS           SIX MONTHS
                                          ENDED MARCH 31        ENDED MARCH 31
                                        ------------------   -------------------
                                          1997      1996       1997       1996
                                        --------  --------   --------   --------
Revenue:
 Products.............................. $ 47,579  $ 45,932   $ 84,135   $ 80,904
 Product support.......................   29,179    31,121     59,515     62,315
 Services..............................   29,986    29,544     60,235     59,363
                                        --------  --------   --------   --------
                                         106,744   106,597    203,885    202,582
Costs and expenses:
 Cost of sales:
  Products and product support.........   18,966    18,062     35,520     33,216
  Services.............................   26,056    26,520     52,364     52,596
                                        --------  --------   --------   --------
                                          45,022    44,582     87,884     85,812
 Product development and enhancement...    5,011     5,197      9,817     11,269
 Selling, general and administrative...   43,560    42,606     84,292     81,283
                                        --------  --------   --------   --------
                                          93,593    92,385    181,993    178,364
                                        --------  --------   --------   --------
Income from continuing operations
 before other income (expense) and
 income taxes..........................   13,151    14,212     21,892     24,218

Other income (expense):
 Interest expense......................     (120)     (946)      (267)    (2,785)
 Investment income.....................   10,244     4,344     21,017      7,449
 Other.................................      121       135        354        666
                                        --------  --------   --------   --------
                                          10,245     3,533     21,104      5,330
                                        --------  --------   --------   --------
Income from continuing operations
 before income taxes...................   23,396    17,745     42,996     29,548
Provision for income taxes.............    8,072     4,969     14,932      7,754
                                        --------  --------   --------   --------
Income from continuing operations......   15,324    12,776     28,064     21,794

Discontinued operations, net of
  applicable income taxes:
 Income from discontinued operations, net           12,078                24,367
 Gain on the initial public offering of
  subsidiary, net......................            127,164               127,164
                                        --------  --------   --------   --------
                                                   139,242               151,531
                                        --------  --------   --------   --------
Net income............................. $ 15,324  $152,018   $ 28,064   $173,325
                                        ========  ========   ========   ========
Income per common share:
 Income from continuing operations:
  Primary.............................. $    .40  $    .40   $    .72   $    .72
                                        ========  ========   ========   ========
  Fully diluted........................ $    .40  $    .39   $    .72   $    .68
                                        ========  ========   ========   ========
 Net income:
  Primary.............................. $    .40  $   4.74   $    .72   $   5.72
                                        ========  ========   ========   ========
  Fully diluted........................ $    .40  $   4.42   $    .72   $   5.09
                                        ========  ========   ========   ========
Average common shares outstanding......   38,466    29,450     38,448     28,032
                                        ========  ========   ========   ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                    COMMON STOCK                                      TREASURY STOCK
                                ---------------------                                ----------------
                                NUMBER                 ADDITIONAL                    NUMBER                     TOTAL
                                  OF         PAR        PAID-IN      RETAINED          OF                   STOCKHOLDERS'
                                SHARES      VALUE       CAPITAL      EARNINGS        SHARES     COST           EQUITY
                                ------      -----      ----------    --------        ------     -----       -------------
Balance at September 30,
 1995......................     26,529      $2,653      $336,752     $  9,515           56    $   (582)       $348,338
 Net income................                                           173,325                                  173,325
 Purchase of common stock
  for treasury.............                                                          1,336     (59,372)        (59,372)
 Issuance of common stock
  pursuant to stock
  options and warrants,
  including a tax benefit
  of $30,284...............      5,130         513       158,928                                               159,441
 Issuance of common stock
  pursuant to conversion
  of 5.75% Debentures......      4,056         406       111,970                                               112,376
 Proceeds from subsidiary
  initial public offering,
  net of minority interest
  of $7,382................                               32,736                                                32,736
 Issuance of common stock
  to retirement plan.......                                  (55)                      (11)        466             411
 Other.....................                                  (39)        (486)                                    (447)
                                ------      ------      --------       --------      -----      --------      --------
Balance at March 31, 1996..     35,715      $3,572      $640,370       $182,354      1,381      $(59,488)     $766,808
                                ======      ======      ========       ========      =====      ========      ========
Balance at September 30,
 1996......................     39,807      $3,981      $804,451       $130,156      1,372      $(59,097)     $879,491
 Net income................                                              28,064                                 28,064
 Issuance of common stock
  pursuant to stock
  options and warrants.....         90           9         1,301                                                 1,310
 Issuance of common stock
  to retirement plan.......                                 (112)                       (8)          330           218
 Other.....................         (9)         (1)                        (855)                       1          (855)
                                ------      ------      --------       --------      -----      --------      --------
Balance at March 31, 1997..     39,888      $3,989      $805,640       $157,365      1,364      $(58,766)     $908,228
                                ======      ======      ========       ========      =====      ========      ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                          SIX MONTHS
                                                        ENDED MARCH 31
                                                     --------------------
                                                        1997      1996
                                                     ---------  ---------
Operating activities:
 Net income........................................  $  28,064   $ 173,325
 Less: Income from discontinued operations.........               (151,531)
                                                     ---------   ---------
 Income from continuing operations.................     28,064      21,794
 Adjustments to reconcile income from continuing
  operations to net cash provided by operating
  activities:
   Depreciation and amortization...................     17,133      15,779
   Provision for losses on accounts receivable.....      1,284       1,324
   Provision for deferred income taxes.............      7,535      27,263
   Changes in operating assets and liabilities,
    net of effects of business acquisitions:
      Decrease in accounts and notes receivable....     16,308      15,252
      Increase in prepaid expenses and
       other assets................................     (5,293)       (120)
      Decrease in accounts payable,
       accrued liabilities and amounts
       due to Sterling Commerce....................    (46,556)    (31,532)
      Increase in deferred revenue.................      1,471         227
      Other........................................      4,002      (3,697)
                                                     ---------   ---------
       Net cash provided by operating
        activities.................................     23,948      46,290

Investing activities:
 Purchases of property and equipment...............    (18,094)     (4,033)
 Purchases and capitalized cost of
  development of computer software.................     (9,059)     (7,471)
 Business acquisitions, net of cash acquired.......     (2,995)     (7,186)
 Purchases of investments..........................   (163,298)   (281,498)
 Proceeds from sales of investments................    214,044     189,274
 Other.............................................        398         845
                                                     ---------   ---------
       Net cash provided by (used in)
        investing activities.......................     20,996    (110,069)

Financing activities:
 Acquisition of common stock for treasury..........                (59,372)
 Retirement and redemption of debt and
  capital lease obligations........................     (6,567)     (8,735)
 Proceeds from issuance of debt....................      7,522       4,066
 Proceeds from subsidiary initial
  public offering..................................                267,458
 Proceeds from issuance of common stock
  pursuant to exercise of stock options
  and warrants.....................................      1,310     129,157
 Other.............................................      1,205       1,991
                                                     ---------   ---------
       Net cash provided by financing activities...      3,470     334,565

Cash flows provided by discontinued operations.....                 17,819
Effect of foreign currency exchange
 rate changes on cash..............................     (1,150)       (174)
                                                     ---------   ---------
Increase in cash and cash equivalents..............     47,264     288,431
Cash and cash equivalents at beginning
 of period.........................................    524,237     178,910
                                                     ---------   ---------
Cash and cash equivalents at end of period.........  $ 571,501   $ 467,341
                                                     =========   =========
Supplemental cash flow information:
 Interest paid.....................................  $     240   $   3,633
                                                     =========   =========

 Income taxes paid.................................  $   5,160   $   4,490
                                                     =========   =========

 Income tax refunds................................  $     186   $     470
                                                     =========   =========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)

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

    Basis of Presentation

          The consolidated financial statements include the accounts of Sterling Software and its wholly owned subsidiaries after elimination of all significant intercompany balances and transactions. Certain amounts for periods ended prior to March 31, 1997 have been reclassified to conform to the current year presentation, including restatements to reflect the reclassification of Sterling Commerce as a discontinued operation, giving effect to the spin-off of Sterling Commerce on September 30, 1996. See Note 3. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies. While management has based their assumptions and estimates on the facts and circumstances known at March 31, 1997, final amounts may differ from such estimates.

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

    Recent Developments

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. This change is expected to result in restated earnings per share as follows:


                                      Three Months     Six Months
                                     Ended March 31  Ended March 31
                                     --------------  --------------
                                      1997    1996    1997    1996
                                     ------  ------  ------  ------
Income from continuing operations:
  Primary                             $ .40   $ .43   $ .73   $ .78
  Fully diluted                       $ .40   $ .39   $ .72   $ .71

Net income:
  Primary                             $ .40   $5.16   $ .73   $6.18
  Fully diluted                       $ .40   $4.49   $ .72   $5.26

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


3.  DISCONTINUED OPERATIONS

    Sterling Commerce, previously a wholly owned subsidiary of Sterling Software, completed its initial public offering (the "Offering") of 13,800,000 shares of common stock, par value $.01 per share ("Commerce Stock") on March 13, 1996. Pursuant to the Offering, Sterling Software sold to the public 12,000,000 of its 73,200,000 shares of Commerce Stock and Sterling Commerce sold 1,800,000 of previously unissued shares of Commerce Stock. On September 30, 1996, Sterling Software completed the spin-off of Sterling Commerce with the pro rata distribution of its remaining 81.6% ownership interest in Sterling Commerce to Sterling Software's stockholders by means of a tax-free dividend. Holders of record of the Company's $0.10 par value common stock ("Common Stock") as of the close of business on September 30, 1996 received 1.59260 shares of Commerce Stock for each share of Common Stock owned on such date.

   Prior year financial statements have been restated to reflect the discontinuation of Sterling Software's former electronic commerce business segment, which is presently conducted by Sterling Commerce. The income from discontinued operations reflected in the table below includes $1,157,000 of minority interests held by stockholders other than Sterling Software for both the three and six months ended March 31, 1996. Summary operating results of discontinued operations for the three and six months ended March 31, 1996 are as follows (in thousands):

                                           Three Months     Six Months
                                              Ended           Ended
                                          March 31, 1996  March 31, 1996
                                          --------------  --------------
Revenue.................................         $62,076        $118,226
Total costs and expenses................         $40,017        $ 75,476
Income before income taxes..............         $22,059        $ 42,540
Income taxes............................         $ 8,824        $ 17,016
Income from discontinued operations, net         $13,235        $ 25,524

4.  COMMITMENTS AND CONTINGENCIES

        The Company is subject to certain legal proceedings and claims that arise in the ordinary conduct of its business. In the opinion of management, the ultimate liability with respect to these actions, net of applicable reserves, will not materially affect the financial condition or results of operations of the Company.

5.  SEGMENT INFORMATION

        The Company acquires, develops, markets and supports a broad range of computer software products and services in three major markets classified as systems management, applications management and federal systems. Major markets are represented through independently operated business segments. The systems management business segment provides enterprise-wide systems management software for large computing environments. The applications management business segment provides products for developing new applications, revitalizing, integrating and extending existing applications and facilitating enterprise information access. The federal systems business segment provides highly technical professional services to the federal government under several multi-year contracts primarily in support of two major customers, the National Aeronautics and Space Administration (NASA) and the Department of Defense. The Company's international operations are responsible for sales, marketing and first-level support of the Company's products outside of the United States and Canada. These international operating results are included, as applicable, in the Company's systems management and applications management segments in the business segment tables contained herein. Under an agreement that expires in March 1999, the Company's international operations also sell, market and provide first-level support outside of the United States, its territories and Canada for Sterling Commerce's interchange and communications software products, the results of which are included in the business segment information presented herein under "Corporate and other." International operating results of the Company's systems management and applications management business segments and "Corporate and other" included revenue of $39,571,000 and $41,786,000 and international operating profit (exclusive of intercompany royalties) of $10,749,000 and $18,659,000 for the three months ended March 31, 1997 and 1996, respectively. The international operating profit of $18,659,000 for the quarter ended March 31, 1996 is before consideration of $4,684,000 of intercompany royalties related to Sterling Software's former electronic commerce business segment, which is presently conducted by Sterling Commerce. International operating results of the Company's systems management and applications management business segments and "Corporate and other" included revenue of $74,959,000 and $79,976,000 and international operating profit (exclusive of intercompany royalties) of $20,727,000 and $35,867,000 for the six months ended March 31, 1997 and 1996, respectively. The international operating profit of $35,867,000 for the six months ended March 31, 1996 is before consideration of $8,167,000 of intercompany royalties related to Sterling Software's former electronic commerce business segment, which is presently conducted by Sterling Commerce.

        Financial information concerning the Company's operations, by business segment, for the three and six months ended March 31, 1997 and 1996, is summarized as follows (in thousands):

                                Three Months          Six Months
                               Ended March 31       Ended March 31
                              ---------------       ---------------
                              1997       1996       1997       1996
Revenue:
 Systems Management.......  $ 43,916   $ 40,969   $ 80,866   $ 76,179
 Federal Systems..........    27,954     26,815     55,812     53,077
 Applications Management..    21,834     28,228     43,786     54,687
 Corporate and other......    13,040     10,585     23,421     18,639
                            --------   --------   --------   --------
 Consolidated totals......  $106,744   $106,597   $203,885   $202,582
                            ========   ========   ========   ========
Operating Profit (Loss):
 Systems Management.......  $ 17,099   $ 15,535   $ 29,988   $ 27,160
 Federal Systems..........     2,303      1,816      4,698      4,116
 Applications Management..     2,824      4,630      5,048      8,489
 Corporate and other......    (9,075)    (7,769)   (17,842)   (15,547)
                            --------   --------   --------   --------
  Consolidated totals.....  $ 13,151   $ 14,212   $ 21,892   $ 24,218
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


6.  SUBSEQUENT EVENT

          On April 18, 1997, Sterling Software and Texas Instruments Incorporated signed a definitive agreement for Sterling Software to purchase Texas Instruments Incorporated's software business ("Texas Instruments Software"). The $165 million cash transaction includes the purchase of substantially all of Texas Instruments Software's assets, including the stock of certain European subsidiaries, and the assumption of various liabilities related to the business. Sterling Software expects to integrate this business with the Company's existing applications management business segment upon completion of the purchase, which is expected to occur in mid-June 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF TEXAS INSTRUMENTS SOFTWARE

          On April 18, 1997, Sterling Software and Texas Instruments Incorporated signed a definitive agreement for Sterling Software to purchase Texas Instruments Incorporated's software business ("Texas Instruments Software"). The $165 million cash transaction includes the purchase of substantially all of Texas Instruments Software's assets, including the stock of certain European subsidiaries, and the assumption of various liabilities related to the business. Sterling Software expects to integrate this business with the Company's existing applications management business segment upon completion of the purchase, which is expected to occur in mid-June 1997.

SUBSIDIARY INITIAL PUBLIC OFFERING AND SPIN-OFF

          Sterling Commerce, previously a wholly owned subsidiary of Sterling Software, completed the Offering of 13,800,000 shares of Commerce Stock on March 13, 1996. Pursuant to the Offering, Sterling Software sold to the public 12,000,000 of its 73,200,000 shares of Commerce Stock and Sterling Commerce sold 1,800,000 of previously unissued shares of Commerce Stock. On September 30, 1996, Sterling Software completed the spin-off of Sterling Commerce with the distribution of its remaining 81.6% ownership interest in Sterling Commerce to Sterling Software stockholders by means of a tax-free dividend. Holders of record of Common Stock as of the close of business on September 30, 1996 received 1.59260 shares of Commerce Stock for each share of Common Stock owned as such date. Under the terms of Sterling Software's existing stock option plans, options that were unexercised with respect to 81,681 shares of Common Stock at the close of business on September 30, 1996 were adjusted to thereafter be exerciseable with respect to 207,950 shares of Common Stock at exercise prices ranging from $3.36 to $32.40 per share, to preserve the economic value of such options.

RESULTS OF OPERATIONS

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

Three Months Ended March 31, 1997 and 1996

          Total revenue increased $147,000, or less than 1%, in the second quarter of 1997 over the same period in 1996. Increases in the Company's systems management and federal systems business segments, as well as increases in revenue from the Company's international operations related to selling, marketing and providing first-level support for certain of Sterling Commerce's electronic commerce products, were offset by declines in revenue in the applications management business segment due to the decline in products and product support revenue of the Company's traditional Computer Aided Software Engineering ("CASE") products and due to discontinued products. Excluding both the effect of the decline in traditional CASE products and product support revenue and the effect of discontinued products, the Company's total revenue increased 6% in the second quarter of 1997 over the same period in 1996.

          Revenue from the systems management business segment increased $2,947,000, or 7%, in the second quarter of 1997 compared to the same period of 1996 primarily due to a 14% increase in products revenue. The increase in products revenue was mainly attributable to strong product sales domestically in the operations management product line. Product support revenue decreased 1% due to slight decreases across all systems management business segment product lines.

          Revenue from the applications management business segment decreased $6,394,000, or 23%, in the second quarter of 1997 over the same period of 1996 primarily due to a 21% decline in products revenue, a 22% decline in product support revenue and a 35% decline in consulting and education services revenue. The majority of the decline in products and product support revenue related to traditional CASE products. As previously disclosed, the Company expects the market for traditional CASE development tools to continue to rapidly decline. The remainder of the decrease in products and product support revenue is primarily attributable to a decline related to products marketed in the second quarter of 1996 that were not marketed in the second quarter of 1997 either because they are no longer owned or no longer actively marketed. Excluding the effect of both the revenue decline in traditional CASE development tools and discontinued products, applications management products revenue increased 3% and product support revenue decreased 3%.

          Revenue from the federal systems business segment increased $1,139,000, or 4%, due to higher contract billings in both the Information Technology Division and the Scientific Systems Division.

          Total revenue generated from Sterling Software's international operations was $39,571,000 in the second quarter of 1997 and $41,786,000 in the second quarter of 1996, representing a decrease of $2,215,000, or 5%, primarily due to declines in both the applications management (down 41%) and systems management (down 5%) business segments, which were only partially offset by increased revenue from sales of Sterling Commerce's interchange and communications software products internationally. International applications management revenue declined due to the decline in traditional CASE development tool revenue, the negative impact of foreign currency exchange rates on revenue resulting from a stronger U.S. dollar and, to a lesser extent, discontinued products. International systems management revenue declined primarily due to the negative impact of foreign currency exchange rates on revenue resulting from a stronger U.S. dollar. International operating results were adversely impacted by foreign currency exchange rate fluctuations in the second quarter of 1997, as a result of a stronger U.S. dollar. The negative impact of these fluctuations on the Company's international revenue for the second quarter of 1997 was approximately $1,581,000. The net negative impact of these fluctuations on the Company's total international operating results in the second quarter of 1997, after giving effect to international expenses, was approximately $606,000. Revenue for the Company's international operations represented 37% and 39% of total revenue for the second quarter of 1997 and 1996, respectively. The Company expects revenue from its international operations to continue to constitute a significant percentage of its total revenue.

          The Company's recurring revenue includes revenue from product support agreements generally having terms ranging from one to three years, fixed-term product lease and rental agreements generally having terms ranging from month-to-month to year-to-year, and federal contracts generally having terms ranging from one to five years. Like most federal contracts, Sterling Software's federal contracts permit termination by the government for convenience or for failure to obtain funding. Recurring revenue represented 54% of total revenue in the second quarter of 1997 compared to 53% in the same period of the prior year.

          During the second quarter of 1997, 33% of total software revenue was derived from platforms other than stand-alone mainframes, compared with 36% for the same period of 1996. The decline in revenue from platforms other than stand-alone mainframes is mainly due to the discontinued non-mainframe products in the applications management business segment. Excluding the effect of these discontinued non-mainframe products, the Company's total software revenue derived from platforms other than stand-alone mainframe would have been 33% in both the second quarter of 1996 and 1997.

          Total costs and expenses increased $1,208,000, or 1%, in the second quarter of 1997 compared to the same period of 1996. Cost of sales increased $440,000, or 1%. Cost of sales represented 42% of revenue in both the second quarter of 1997 and 1996. Product development expense for the second quarter of 1997 was $5,011,000, net of $4,729,000 of capitalized software costs, as compared to the second quarter of 1996 product development expense of $5,197,000, net of $4,040,000 of capitalized software costs. Gross product development expense was 12% of non-federal revenue in both the second quarter of 1997 and 1996. Capitalized development costs represented 49% and 44% of gross development costs in the second quarter of 1997 and 1996, respectively. Product development expenses and the capitalization rate historically have, and may in the future continue to, fluctuate from period to period depending in part upon the number and status of software development projects which are in process. Such was the case in the second quarter of 1997 compared to the same period of 1996. Selling, general and administrative expense represented 41% of revenue in the second quarter of 1997 compared to 40% in the second quarter of 1996.

          Interest expense decreased $826,000 in the second quarter of 1997 compared to the second quarter of 1996 primarily due to the redemption in the second quarter of 1996 of the Company's 5.75% Convertible Subordinated Debentures. Investment income in the second quarter of 1997 increased $5,900,000 over the second quarter of 1996 as a result of substantially higher average balances of cash and cash equivalents and marketable securities.

          Income from continuing operations before income taxes in the second quarter of 1997 was $23,396,000 compared to $17,745,000 in the second quarter of 1996. The increase was primarily attributable to increases in investment income as well as declines in interest expense. The Company's effective tax rate for the quarter ended March 31, 1997 was 35% compared to 28% for the same period of 1996. The effective tax rate for 1996 was favorably impacted by the conclusion of an audit by the Internal Revenue Service. Income from continuing operations in the second quarter of 1997 increased $2,548,000, or 20%, when compared to the second quarter of 1996. Income from discontinued operations, net, for 1996 represents the restatement of Sterling Commerce as a discontinued operation, giving effect to the spin-off of Sterling Commerce on September 30, 1996. See
Note 3 to the Consolidated Financial Statements.

Six Months Ended March 31, 1997 and 1996

     Total revenue increased $1,303,000, or 1%, in the first six months of 1997 over the same period of 1996 due to increases in the Company's systems management and federal systems business segments as well as increases in revenue from the Company's international operations related to selling, marketing and providing first-level support for certain of Sterling Commerce's electronic commerce products. Theses increases in revenue were offset by declines in revenue in the applications management business segment due to the decline in products and product support revenue of the Company's traditional CASE products and due to discontinued products. Excluding both the effect of the decline in traditional CASE products and product support revenue and the effect of discontinued products, the Company's total revenue increased 7% for the six months ended March 31, 1997 compared with the six months ended March 31, 1996.

     Revenue from the systems management business segment increased $4,687,000, or 6%, in the six months ended March 31, 1997 compared with the six months ended March 31, 1996, primarily due to a 12% increase in products revenue. The increase in products revenue was mainly attributable to strong product sales domestically in the storage management and the operations management product lines. Product support revenue increased $240,000, or 1%, primarily due to an increase in product support revenue in the storage management product line offset by declines in the operations management product line and relatively flat product support revenue in the VM product line.

     Revenue from the applications management business segment decreased $10,901,000, or 20%, in the six months ended March 31, 1997 compared with the six months ended March 31, 1996 primarily due to a 17% decline in products revenue, a 20% decline in product support revenue and a 32% decline in consulting and education services revenue. The majority of the decline in products and product support revenue related to traditional CASE products. As previously disclosed, the Company expects the market for traditional CASE development tools to continue to rapidly decline. The remainder of the decrease in products and product support revenue is attributable to a decline related to products marketed in the first six months of 1996 that were not marketed in the first six months of 1997 either because they are no longer owned or no longer actively marketed. Excluding the effect of both the revenue decline in traditional CASE development tools and discontinued products, applications management products revenue increased 7% and product support revenue increased 3%.

     Revenue from the federal systems business segment increased $2,735,000, or 5%, in the first six months of 1997 compared with the first six months of 1996 due to higher contract billings in both the Information Technology Division and the Scientific Systems Division.

     Total revenue generated from Sterling Software's international operations was $74,959,000 for the first six months of 1997 compared with $79,976,000 for the first six months of 1996, representing a decrease of $5,017,000, or 6%, primarily due to declines in both the applications management (down 38%) and the systems management (down 6%) business segments, which were only partially offset by increased revenue from sales of Sterling Commerce's interchange and communications software products internationally. International applications management revenue declined due to the decline in traditional CASE development tool revenue, the negative impact of foreign currency exchange rates on revenue resulting from a stronger U.S. dollar and, to a lesser extent, discontinued products. International systems management revenue declined primarily due to the negative impact of foreign currency exchange rates on revenue resulting from a stronger U.S. dollar. International operating results were adversely impacted by foreign currency exchange rate fluctuations during the six months ended March 31, 1997, as a result of a stronger U.S. dollar. The negative impact of these fluctuations on the Company's international revenue for the six months ended March 31, 1997 was approximately $1,829,000. The net negative impact of these fluctuations on the Company's international operating results for the six months ended March 31, 1997, after giving effect to international expenses, was approximately $986,000. Revenue for the Company's international operations represented 37% and 39% of total revenue for the six months ended March 31, 1997 and 1996, respectively. The Company expects revenue from its international operations to continue to constitute a significant percentage of its total revenue.

     The Company's recurring revenue includes revenue from product support agreements generally having terms ranging from one to three years, fixed-term product lease and rental agreements generally having terms ranging from month-to-month to year-to-year, and federal contracts generally having terms ranging from one to five years. Like most federal contracts, Sterling Software's federal contracts permit termination by the government for convenience or for failure to obtain funding. Recurring revenue represented 57% of total revenue for both the six months ended March 31, 1997 and the six months ended March 31, 1996.

     During the six months ended March 31, 1997, 33% of total software revenue was derived from platforms other than stand-alone mainframes, compared with 35% for the same period in 1996. The decline in revenue from platforms other than stand-alone mainframes in mainly due to the discontinued non-mainframe products in the applications management business segment. Excluding the effect of these discontinued non-mainframe products, the Company's total software revenue derived from platforms other than stand-alone mainframes would have increased from 32% for the six months ended March 31, 1996 to 33% for the six months ended March 31, 1997.

     Total costs and expenses increased $3,629,000, or 2%, in the six months ended March 31, 1997 compared with the six months ended March 31, 1996. Cost of sales increased $2,072,000, or 2%. Cost of sales represented 43% of revenue for the first six months of 1997 compared with 42% for the same period in 1996. Product development expense for the six months ended March 31, 1997 was $9,817,000, net of $9,009,000 of capitalized software costs, as compared to the six months ended March 31, 1996 product development expense of $11,269,000, net of $7,172,000 of capitalized software costs. Gross product development expense was 13% of non-federal revenue in the six months ended March 31, 1997 versus 12% for the six months ended March 31, 1996. Capitalized development costs represented 48% and 39% of gross development costs in the six months ended March 31, 1997 and March 31, 1996, respectively. Product development expenses and the capitalization rate historically have, and may in the future continue to, fluctuate from period to period depending in part upon the number and status of software development projects which are in process. Such was the case in the first six months of 1997 compared to the same period in 1996. Selling, general and administrative expense represented 41% of revenue in the six months ended March 31, 1997 compared to 40% in the six months ended March 31, 1996.

     Interest expense decreased $2,518,000 in the first six months of 1997 compared to the first six months of 1996 primarily due to the redemption in the second quarter of 1996 of the Company's 5.75% Convertible Subordinated Debentures. Investment income for the six months ended March 31, 1997 increased $13,568,000 over the six months ended March 31, 1996 as a result of substantially higher average balances of cash and cash equivalents and marketable securities.

     Income from continuing operations before income taxes for the six months ended March 31, 1997 was $42,996,000 compared to $29,548,000 for the six months ended March 31, 1996. The increase was primarily attributable to increases in investment income as well as declines in interest expense. The Company's effective tax rate for the six months ended March 31, 1997 was 35% compared to 26% for the same period of 1996. The effective tax rate for 1996 was favorably impacted by the conclusion of an audit conducted by the Internal Revenue Service. Income from continuing operations in the first six months of 1997 increased $6,270,000, or 29%, when compared to the first six months of 1996. Income from discontinued operations, net, for 1996 represents the restatement of Sterling Commerce as a discontinued operation, giving effect to the spin-off of Sterling Commerce on September 30, 1996. See Note 3 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

          The Company maintained a strong liquidity and financial position with $758,903,000 of working capital at March 31, 1997, which includes $571,501,000 of cash and cash equivalents and $183,649,000 of marketable securities. Net cash flows from operations was $23,948,000 in the six months ended March 31, 1997 as compared to $46,290,000 in the same period in 1996. Cash flows from operations for the six months ended March 31, 1997 were negatively impacted by payments made to Sterling Commerce during this period, reducing the outstanding amount owed by Sterling Software to Sterling Commerce by approximately $31,000,000 from September 30, 1996 to March 31, 1997. Days sales outstanding was 99 at March 31, 1997, measured on a quarterly basis, versus 100 at March 31, 1996, and 95 at September 30, 1996. Cash flows from operations and available cash balances were used to fund operations, marketable securities purchases and capital expenditures.

          At March 31, 1997, after the utilization of $1,280,000 for standby letters of credit, $33,720,000 was available for borrowing on the Company's $35 million revolving credit and term loan agreement. Certain of the Company's foreign subsidiaries have separate lines of credit available for foreign exchange exposure management and working capital requirements. These lines of credit are guaranteed by Sterling Software, Inc. In the aggregate, at March 31, 1997, $1,293,000 was outstanding pursuant to foreign lines of credit and $20,012,000 was available for borrowing thereunder.

          At March 31, 1997, the Company's capital commitments consisted primarily of acquisition costs associated with the purchase of Texas Instruments Software (see Note 6 to the Consolidated Financial Statements) and commitments under lease arrangements for office space and equipment. The Company intends to fund the purchase of Texas Instruments Software from available cash and to meet such other obligations primarily from cash flow from operations. The Company believes available cash balances, cash equivalents and short-term investments combined with cash flows from operations and amounts available under existing loan agreements are sufficient to meet the Company's cash requirements for the foreseeable future.

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

          The assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the respective balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses are included as an adjustment to retained earnings. The Company has mitigated a portion of its currency exposure through decentralized sales, marketing and support operations and through international development facilities, in which all costs are local-currency based. The Company has entered, and may in the future enter into, hedging transactions in an effort to reduce its exposure to currency exchange risks.

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

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its Annual Meeting of Stockholders on February 26, 1997, at which the stockholders of the Company elected three Class A directors of the Company for terms expiring in 2000.

The vote in the election of directors was as follows:

               NAME                  FOR         WITHHELD
               ----                  ---         --------
               Robert J. Donachie    32,245,020  1,605,702
               Alan W. Steelman      32,059,979  1,790,743
               Evan A. Wyly          32,244,161  1,606,561

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

        2.1 - Asset Purchase Agreement dated April 18, 1997 (the "Agreement") between Texas Instruments Incorporated and the Company (In accordance with Item 601 of Regulation S-K, the copy of the Agreement filed with the Securities and Exchange Commission ("SEC") does not include the schedules or exhibits thereto, which schedules and exhibits are listed in the table of contents to the Agreement. The Company agrees to furnish supplementally to the SEC a copy of such schedules and exhibits upon request.) (3)

        3.1 -  Certificate of Incorporation, as amended, of the Company (2)

        3.2 -  Restated Bylaws of the Company (1)

       11.1 - Computation of Earnings Per Share, Three Months Ended March 31, 1997 (3)

       11.2 - Computation of Earnings Per Share, Three Months Ended March 31, 1996 (3)

       11.3 - Computation of Earnings Per Share, Six Months Ended March 31, 1997 (3)

       11.4 - Computation of Earnings Per Share, Six Months Ended March 31, 1996 (3)

       27   -  Financial Data Schedule (3)

------------------
(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference.
(3) Filed herewith.


   (b)  Reports on Form 8-K.

None.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                STERLING SOFTWARE, INC.

Date:  May 14, 1997                              /s/ Sterling L. Williams
                                         ---------------------------------------
                                                     Sterling L. Williams
                                            President, Chief Executive Officer
                                                        and Director
                                               (Principal Executive Officer)





Date:  May 14, 1997                              /s/ Jeannette P. Meier
                                         ---------------------------------------
                                                     Jeannette P. Meier
                                                 Executive Vice President,
                                             Chief Financial Officer, General
                                                   Counsel and Secretary
                                                 (Principal Financial and
                                                    Accounting Officer)

                                 EXHIBIT INDEX

       EXHIBIT
         NO.                           DESCRIPTION
       ------- ----------------------------------------------------------------

        2.1 - Asset Purchase Agreement dated April 18, 1997 (the "Agreement") between Texas Instruments Incorporated and the Company (In accordance with Item 601 of Regulation S-K, the copy of the Agreement filed with the Securities and Exchange Commission ("SEC") does not include the schedules or exhibits thereto, which schedules and exhibits are listed in the table of contents to the Agreement. The Company agrees to furnish supplementally to the SEC a copy of such schedules and exhibits upon request.) (3)

        3.1 -  Certificate of Incorporation, as amended, of the Company (2)

        3.2 -  Restated Bylaws of the Company (1)

       11.1 - Computation of Earnings Per Share, Three Months Ended March 31, 1997 (3)

       11.2 - Computation of Earnings Per Share, Three Months Ended March 31, 1996 (3)

       11.3 - Computation of Earnings Per Share, Six Months Ended March 31, 1997 (3)

       11.4 - Computation of Earnings Per Share, Six Months Ended March 31, 1996 (3)

       27   -  Financial Data Schedule (3)

-------------------
(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference.
(3) Filed herewith.