Form 10-Q
period 1997-06-30
STERLING SOFTWARE INC
filed 1997-08-14
CIK 716714

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
    (Mark One)
             (X) Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1997

                                      or

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

                                (214) 981-1000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X    No
                                           ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Title                   Shares Outstanding as of August 9, 1997
    -----------------------------      ---------------------------------------
    Common Stock, $0.10 par value                   38,550,540

                        PART I - FINANCIAL INFORMATION

                                                                                       Page
                                                                                       ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).............................................   3

Sterling Software, Inc. Consolidated Balance Sheets at June 30, 1997 and
  September 30, 1996..................................................................   3

Sterling Software, Inc. Consolidated Statements of Operations for the Three and Nine
  Months Ended June 30, 1997 and 1996.................................................   4

Sterling Software, Inc. Consolidated Statement of Stockholders' Equity for the Nine
  Months Ended June 30, 1997..........................................................   5

Sterling Software, Inc. Consolidated Statements of Cash Flows for the Nine Months
  Ended June 30, 1997 and 1996........................................................   6

Sterling Software, Inc. Notes to Consolidated Financial Statements....................   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS............................................................  14


                           PART II- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................  23


                            STERLING SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                  A S S E T S

                               JUNE 30        SEPTEMBER 30
                                1997              1996
                             ----------       ------------
                             (UNAUDITED)
Current assets:
 Cash and cash equivalents.. $  437,320       $  524,237
 Marketable securities......    179,290          231,919
 Accounts and notes
  receivable, net...........    135,912          133,383
 Amounts due from Sterling
  Commerce..................        684
 Income tax receivable......     16,000            8,000
 Prepaid expenses and
  other current assets......     24,982           17,104
                             ----------       ----------
  Total current assets......    794,188          914,643

Property and equipment,
 net of accumulated
 depreciation of $37,967 at
 June 30, 1997 and $42,029
 at September 30, 1996......     47,532           39,330

Computer software, net of
 accumulated amortization of
 $84,743 at June 30, 1997 and
 $84,099 at September 30,
 1996.......................     68,648           57,488

Excess cost over net
 assets acquired, net of
 accumulated amortization
 of $19,540 at June 30,
 1997 and $26,128 at
 September 30, 1996.........     86,685           69,504

Noncurrent deferred income
 taxes......................     28,385            2,986

Other assets................     13,159           13,662
                             ----------       ----------
                             $1,038,597       $1,097,613
                             ==========       ==========

L I A B I L I T I E S  A N D    S T O C K H O L D E R S'  E Q U I T Y

Current liabilities:
 Current portion of
  long-term debt............ $      462       $      388
 Accounts payable and
  accrued liabilities.......    177,449           77,349
 Amounts due to Sterling
  Commerce..................                      35,134
 Deferred revenue...........     86,878           68,854
                             ----------       ----------
   Total current
    liabilities.............    264,789          181,725

Noncurrent deferred revenue.     20,511           15,778
Other noncurrent
 liabilities................     30,884           20,619
Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.10 par
  value; 10,000,000 shares
  authorized, no shares
  issued or outstanding.....
 Common stock, $.10 par
  value; 75,000,000 shares
  authorized; 39,901,000
  and 39,807,000 shares
  issued at June 30, 1997
  and September 30, 1996,
  respectively..............      3,990            3,981

 Additional paid-in capital.    805,728          804,451
 Retained earnings (deficit)    (28,539)         130,156
 Less treasury stock, at
  cost; 1,364,000 and
  1,372,000 shares at
  June 30, 1997 and
  September 30, 1996,
  respectively..............    (58,766)         (59,097)
                             ----------       ----------
   Total stockholders'
    equity..................    722,413          879,491
                             ----------       ----------
                             $1,038,597       $1,097,613
                             ==========       ==========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                              THREE MONTHS            NINE MONTHS
                                              ENDED JUNE 30          ENDED JUNE 30
                                          --------------------   --------------------
                                             1997       1996        1997       1996
                                          ---------   --------   ---------   --------
Revenue:
 Products...............................  $  52,234   $ 50,027   $ 136,369   $130,931
 Product support........................     29,106     30,397      88,621     92,712
 Services...............................     32,904     30,122      93,139     89,485
                                          ---------   --------   ---------   --------
                                            114,244    110,546     318,129    313,128
Costs and expenses:
 Cost of sales:
  Products and product support..........     17,668     17,665      53,188     50,881
  Services..............................     29,350     26,767      81,714     79,363
                                          ---------   --------   ---------   --------
                                             47,018     44,432     134,902    130,244
 Product development and enhancement....      4,532      4,618      14,349     15,887
 Selling, general and administrative....     45,288     45,115     129,580    126,398
 Reorganization costs...................    106,037                106,037
 Purchased research and development.....    137,849                137,849
                                          ---------   --------   ---------   --------
                                            340,724     94,165     522,717    272,529
                                          ---------   --------   ---------   --------
Income (loss) from continuing
 operations before other income
 (expense) and income taxes.............   (226,480)    16,381    (204,588)    40,599

Other income (expense):
 Interest expense.......................        (96)      (207)       (363)    (2,992)
 Investment income......................     10,142      8,796      31,159     16,245
 Other..................................         26         20         380        686
                                          ---------   --------   ---------   --------
                                             10,072      8,609      31,176     13,939
                                          ---------   --------   ---------   --------
Income (loss) from continuing
 operations before income taxes.........   (216,408)    24,990    (173,412)    54,538
Provision (benefit) for income taxes....    (30,945)     7,632     (16,013)    15,386
                                          ---------   --------   ---------   --------
Income (loss) from continuing operations   (185,463)    17,358    (157,399)    39,152

Discontinued operations, net of
 applicable income taxes:
 Income from discontinued operations, net               12,036                 36,403
 Gain on the initial public offering of
  subsidiary, net.......................                                      127,164
                                          ---------   --------   ---------   --------
                                                        12,036                163,567
                                          ---------   --------   ---------   --------
Net income (loss).......................  $(185,463)  $ 29,394   $(157,399)  $202,719
                                          =========   ========   =========   ========
Income (loss) per common share:
 Income (loss) from continuing
  operations:
  Primary...............................     $(4.81)      $.47      $(4.09)     $1.21
                                          =========   ========   =========   ========
  Fully diluted.........................     $(4.81)      $.47      $(4.09)     $1.16
                                          =========   ========   =========   ========
 Net income (loss):
  Primary...............................     $(4.81)      $.80      $(4.09)     $6.24
                                          =========   ========   =========   ========
  Fully diluted.........................     $(4.81)      $.80      $(4.09)     $5.80
                                          =========   ========   =========   ========
Average common shares outstanding.......     38,533     35,758      38,476     30,598
                                          =========   ========   =========   ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED JUNE 30, 1997
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                    COMMON STOCK                                          TREASURY STOCK
                                 -----------------                                      ------------------
                                 NUMBER                  ADDITIONAL                     NUMBER                  TOTAL
                                   OF         PAR         PAID-IN        RETAINED         OF                 STOCKHOLDERS'
                                 SHARES      VALUE        CAPITAL        EARNINGS       SHARES      COST        EQUITY
                                 ------     -------      ----------     ---------       ------    --------   ------------
Balance at September 30, 1996.   39,807      $3,981       $804,451      $ 130,156       1,372     $(59,097)   $ 879,491
 Net loss.....................                                           (157,399)                             (157,399)
 Issuance of common stock
  pursuant to stock options...      103          10          1,389                                                1,399
 Issuance of common stock
  to retirement plan..........                                (112)                        (8)         330          218
 Other........................       (9)         (1)                       (1,296)                       1       (1,296)
                                 ------      ------       --------      ---------       -----     --------    ---------
Balance at June 30, 1997......   39,901      $3,990       $805,728      $ (28,539)      1,364     $(58,766)   $ 722,413
                                 ======      ======       ========      =========       =====     ========    =========



                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                               NINE MONTHS
                                              ENDED JUNE 30
                                          ---------------------
                                             1997        1996
                                          ---------   ---------
Operating activities:
 Net income (loss)......................  $(157,399)  $ 202,719
 Less: Income from discontinued
  operations............................               (163,567)
                                          ---------   ---------
 Income (loss) from continuing
  operations............................   (157,399)     39,152
 Adjustments to reconcile income (loss)
  from continuing operations to net cash
  provided by operating activities:
   Depreciation and amortization........     24,642      23,964
   Provision for losses on accounts
    receivable..........................      1,672       2,483
   Provision for deferred income taxes..    (27,399)     (1,757)
   Purchased research and development...    137,849
   Reorganization costs.................     63,726
   Changes in operating assets and
    liabilities, net of effects of
    business acquisitions:
      Decrease in accounts and notes
       receivable.......................     25,354      15,489
      Increase in prepaid expenses and
       other assets.....................     (5,466)     (1,387)
      Decrease in accounts payable,
       accrued liabilities and amounts
       due to Sterling Commerce.........    (13,311)    (33,554)
      Increase (decrease) in deferred
       revenue..........................       (865)      1,564
      Other.............................     11,845      (1,554)
                                          ---------   ---------
       Net cash provided by operating
        activities......................     60,648      44,400

Investing activities:
 Purchases of property and equipment....    (22,703)     (5,763)
 Purchases and capitalized cost of
  development of computer software......    (13,553)    (11,158)
 Business acquisitions, net of cash
  acquired..............................   (167,995)     (7,001)
 Purchases of investments...............   (198,177)   (379,838)
 Proceeds from sales of investments.....    254,429     289,822
   Other................................        700         774
                                          ---------   ---------
       Net cash used in investing
        activities......................   (147,299)   (113,164)
Financing activities:
 Acquisition of common stock for
  treasury..............................                (59,372)
 Retirement and redemption of debt and
  capital lease obligations.............     (7,457)    (12,057)
 Proceeds from issuance of debt.........      7,522       4,049
 Proceeds from subsidiary initial
  public offering.......................                267,458
 Proceeds from issuance of common stock
  pursuant to exercise of stock options
  and warrants..........................      1,399     222,541
 Other..................................         44       2,030
                                          ---------   ---------
       Net cash provided by financing
        activities......................      1,508     424,649

Cash flows provided by discontinued
 operations.............................                 17,819
Effect of foreign currency exchange
 rate changes on cash...................     (1,774)       (374)
                                          ---------   ---------
Increase (decrease) in cash and cash
 equivalents............................    (86,917)    373,330
Cash and cash equivalents at beginning
 of period..............................    524,237     178,910
                                          ---------   ---------
Cash and cash equivalents at end of
 period.................................  $ 437,320   $ 552,240
                                          =========   =========
Supplemental cash flow information:
 Interest paid..........................  $     269   $   4,515
                                          =========   =========
 Income taxes paid......................  $   6,407   $  48,244
                                          =========   =========
 Income tax refunds.....................  $     186   $     476
                                          =========   =========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Company

    Sterling Software, Inc. ("Sterling Software" or the "Company") was founded in 1981 and became a publicly owned corporation in 1983. Sterling Software is a recognized worldwide supplier of software products and services within three major markets classified as systems management, applications management and federal systems. Sterling Software's international operations are responsible for sales, marketing and first-level support of the Company's products outside the United States and Canada. Through June 30, 1997, the Company's international operations sold, marketed and provided first-level support outside the United States, its territories and Canada for the interchange and communications software products of Sterling Commerce, Inc. ("Sterling Commerce"), the results of which are included in the business segment information presented herein under "Corporate and other." See Notes 3, 4 and 6. Consistent with Sterling Software's decentralized operating structure, major markets are served by independently operated business groups which consist of divisions that focus on specific business niches within those markets. See Note 6. Sterling Software has historically expanded its operations through internal growth and by business and product acquisitions.

    Basis of Presentation

    The consolidated financial statements include the accounts of Sterling Software and its wholly owned subsidiaries after elimination of all significant intercompany balances and transactions. Certain amounts for periods ended prior to June 30, 1997 have been reclassified to conform to the current year presentation, including restatements to reflect the reclassification of Sterling Commerce as a discontinued operation, giving effect to the spin-off of Sterling Commerce on September 30, 1996. See Note 4. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies. Final amounts may differ from such estimates.

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

    The Company currently invests excess cash in a diversified portfolio of marketable securities consisting of a variety of investment-grade securities, including commercial paper, medium-term notes, U.S. government obligations and certificates of deposit. The fair values for marketable securities are based on quoted market prices. All marketable securities and long-term investments are classified as available-for-sale securities.

    Excess Cost Over Net Assets Acquired

    Excess cost over net assets acquired is amortized on a straight-line basis over periods of seven to forty years. The carrying amount of such costs which are not associated with other assets acquired in a purchase business combination is reviewed if facts and circumstances suggest that such amount may be impaired. If this review indicates that the costs will not be recoverable, as determined based on the estimated discounted future cash flows of the entity acquired over the remaining amortization period, the carrying amount is reduced by the estimated shortfall of cash flows. The carrying amount of costs associated with other assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

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



                                           Three Months     Nine Months
                                          Ended June 30    Ended June 30
                                          --------------  ---------------
                                           1997    1996    1997     1996
                                          ------  ------  ------   ------
Income (loss) from continuing
 operations:
  Basic                                   $(4.81)  $ .49  $(4.09)   $1.28
  Diluted                                 $(4.81)  $ .47  $(4.09)   $1.18

Net income (loss):
  Basic                                   $(4.81)  $ .82  $(4.09)   $6.63
  Diluted                                 $(4.81)  $ .80  $(4.09)   $5.93


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


3.  BUSINESS ACQUISITIONS AND DIVESTITURES

    Acquisition of Texas Instruments Software

    On June 30, 1997, Sterling Software, Inc. and certain of its subsidiaries completed the acquisition (the "Acquisition") of certain assets (including the capital stock of certain foreign subsidiaries) of Texas Instruments Incorporated ("Texas Instruments") pursuant to an Asset Purchase Agreement dated April 18, 1997, as amended. Such assets constituted substantially all of the assets formerly used by Texas Instruments' Software Division ("TI Software") in connection with its business of developing, marketing, licensing, supporting and maintaining applications development software and providing related consulting services.

    The purchase price paid for such assets was approximately $165,000,000 and was funded from the Company's existing cash balances. The total cost of the Acquisition is expected to be approximately $214,774,000, including costs directly related to the Acquisition of approximately

$49,774,000 consisting of transaction costs, employee termination costs, costs associated with the elimination of duplicate facilities and other direct costs. The components of the resulting aggregate purchase price are as follows (in thousands):


     Cash paid to Texas Instruments.....                     $165,000
     Investment advisor, legal, accounting and other
       professional fees and expenses......................     4,904
     TI Software employee severance and benefits...........    28,696
     Elimination of duplicate facilities and leases
       of TI Software......................................    10,578
     Other costs related to the Acquisition................     5,596
                                                             --------
                                                             $214,774
                                                             ========

    The aggregate purchase price has been allocated to net assets acquired, with the remainder recorded as excess cost over net assets acquired based on preliminary estimates of fair values as follows (in thousands):


     Working capital (deficit).............................  $(10,100)
     Property and equipment................................     4,530
     Software..............................................    24,054
     Purchased research and development costs charged
       to expense..........................................   137,849
     Other liabilities.....................................       (32)
     Excess cost over net assets acquired..................    58,473
                                                             --------
                                                             $214,774
                                                             ========

    The preliminary estimates of fair value were determined by the Company's management based on information furnished by the management of TI Software and an independent valuation of acquired software and research and development. The final allocation of the purchase price will be based on a complete evaluation of the assets and liabilities of TI Software. Accordingly, the information herein may differ from the final purchase price allocation. The cost of the Acquisition which was allocable to purchased research and development costs was charged to expense in the third quarter of 1997 in accordance with purchase accounting guidelines.

    Termination of the Commerce Distributor Agreement

    Pursuant to a Termination Agreement dated June 30, 1997, by and between Sterling Software International, Inc. ("Sterling International"), a subsidiary of the Company, and Sterling Commerce B.V. ("SCBV"), a subsidiary of Sterling Commerce, the International Distributor Agreement dated March 4, 1996, as amended (the "Distributor Agreement"), by and between Sterling International and SCBV (as successor by assignment to Sterling Commerce International, Inc.) was terminated. Contemporaneously with the termination of the Distributor Agreement, Sterling International and its subsidiaries sold to SCBV and its subsidiaries certain of the assets formerly used by Sterling International and its subsidiaries in connection with the marketing, licensing, installation, maintenance and support of certain

Sterling Commerce products outside the United States and Canada pursuant to the Distributor Agreement. In addition, Sterling International and SCBV entered into certain short-term transitional arrangements relating to facilities sharing and administrative and other services.

    In consideration of the termination of the Distributor Agreement and the sale of assets described above, SCBV and its subsidiaries (i) paid to Sterling International and its subsidiaries $5,226,000 on June 30, 1997, (ii) are obligated to pay to Sterling International and its subsidiaries $10,076,000, which is equal to the net book value of the acquired assets, including accounts receivable, and (iii) assumed certain liabilities of Sterling International and its subsidiaries.

    Reorganization Costs

    The Company's results of operations for the third quarter of 1997 include costs of $106,037,000 related primarily to the reorganization of the Company's operations in connection with the Acquisition, including the write-down of certain software and excess cost over net assets acquired recorded in connection with previous acquisitions and, to a lesser extent, to the termination of the Distributor Agreement with Sterling Commerce and the write-down of certain excess cost over net assets acquired related to the Company's federal systems
business.   The components of the reorganization charge are as follows (in thousands):


     Employee termination costs.........  $ 18,539
     Write-down of software products
      which will not be actively
      marketed..........................    17,591
     Write-down of excess cost over net
      assets acquired...................    38,955
     Elimination of duplicate
      facilities and equipment..........    19,993
     Out of pocket costs related to the
      reorganization....................     5,109
     Other costs........................     5,850
                                          --------
                                          $106,037
                                          ========

4.  DISCONTINUED OPERATIONS

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

    Prior year financial statements have been restated to reflect the discontinuation of Sterling Software's former electronic commerce business segment, which is presently conducted by Sterling Commerce. The income from discontinued operations reflected in the table below includes $2,714,000 and $3,871,000 of minority interests held by stockholders other than Sterling Software for the three and nine months ended June 30, 1996, respectively. Summary operating results of discontinued operations for the three and nine months ended June 30, 1996 are as follows (in thousands):

                                            Three Months    Nine Months
                                                Ended          Ended
                                            June 30, 1996  June 30, 1996
                                            -------------  -------------
Revenue.................................        $69,225       $187,451
Total costs and expenses................        $45,566       $121,042
Income before income taxes..............        $24,180       $ 66,720
Income taxes............................        $ 9,430       $ 26,446
Income from discontinued operations, net        $14,750       $ 40,274


5.  COMMITMENTS AND CONTINGENCIES

    The Company is subject to certain legal proceedings and claims that arise in the ordinary conduct of its business. In the opinion of management, the ultimate liability with respect to these actions, net of applicable reserves, will not materially affect the financial condition or results of operations of the Company.


6.  SEGMENT INFORMATION

    The Company acquires, develops, markets and supports a broad range of computer software products and services in three major markets classified as systems management, applications management and federal systems. Major markets are represented through independently operated business segments. The systems management business segment provides enterprise-wide systems management software for large computing environments. The applications management business segment provides products for developing new applications, revitalizing, integrating and extending existing applications and facilitating enterprise information access. The federal systems business segment provides highly technical professional services to the federal government under several multi-year contracts primarily in support of two major customers, the National Aeronautics and Space Administration (NASA) and the Department of Defense. The Company's international operations are responsible for sales, marketing and first-level support of the Company's products outside of the United States and Canada. These international operating results are included, as applicable, in the Company's systems management and applications management segments in the business segment tables contained herein. Through June 30, 1997, the Company's international operations also sold, marketed and provided first-level support outside of the United States, its territories and Canada for Sterling Commerce's interchange and communications software products, the results of which are included in the business segment information presented herein under "Corporate and other." International operating results of the Company's systems management and applications management business segments and "Corporate and other" included revenue of $45,858,000 and $42,742,000 and international operating profit (exclusive of intercompany royalties) of $15,634,000 and $19,797,000 for the three months ended June 30, 1997 and 1996, respectively. The international operating profit of $19,797,000 for the quarter ended June 30, 1996 is before consideration of $5,453,000 of intercompany royalties related to Sterling Software's former electronic commerce business segment, which is presently conducted by Sterling Commerce. International operating results of the Company's systems management and applications management business segments and "Corporate and other" included revenue of $120,817,000 and $122,718,000 and international operating profit (exclusive of intercompany royalties) of $36,361,000 and $55,664,000 for the nine months ended June 30, 1997 and 1996, respectively. The international operating profit of $55,664,000 for the nine months ended June 30, 1996 is before consideration of $13,620,000 of intercompany royalties related to Sterling Software's former electronic commerce business segment, which is presently conducted by Sterling Commerce.

    Financial information concerning the Company's operations, by business segment, for the three and nine months ended June 30, 1997 and 1996, is summarized as follows (in thousands):

                                               Three Months            Nine Months
                                               Ended June 30          Ended June 30
                                           ---------------------   --------------------
                                              1997        1996       1997        1996
                                           ---------    --------   ---------   --------
Revenue:
 Systems Management..................      $  46,045    $ 42,558   $ 126,911   $118,737
 Federal Systems.....................         30,919      27,553      86,731     80,630
 Applications Management.............         22,015      28,244      65,801     82,931
 Corporate and other.................         15,265      12,191      38,686     30,830
                                           ---------    --------   ---------   --------
 Consolidated totals.................      $ 114,244    $110,546   $ 318,129   $313,128
                                           =========    ========   =========   ========
Operating Profit (Loss):
 Systems Management..................      $  18,530    $ 16,389   $  48,518   $ 43,549
 Federal Systems.....................          1,826       2,038       6,524      6,154
 Applications Management.............          3,378       6,155       8,426     14,644
 Corporate and other.................         (6,328)     (8,201)    (24,170)   (23,748)
 Purchased research and development..       (137,849)               (137,849)
 Reorganization costs................       (106,037)               (106,037)
                                           ---------    --------   ---------   --------
  Consolidated totals................      $(226,480)   $ 16,381   $(204,588)  $ 40,599
                                           =========    ========   =========   ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS COMBINATIONS AND DIVESTITURES

Acquisition of Texas Instruments Software

     On June 30, 1997, Sterling Software, Inc. (the "Company") and certain of its subsidiaries completed the acquisition (the "Acquisition") of certain assets (including the capital stock of certain foreign subsidiaries) of Texas Instruments Incorporated ("Texas Instruments") pursuant to an Asset Purchase Agreement dated April 18, 1997, as amended pursuant to Amendment Nos. 1 and 2 thereto. Such assets constitute substantially all of the assets formerly used by Texas Instruments' Software Division ("TI Software"), in connection with its business of developing, marketing, licensing, supporting and maintaining applications development software and providing related consulting services. The purchase price paid for such assets was approximately $165,000,000 and was funded from the Company's existing cash balances.

     The costs directly related to the Acquisition of approximately $49,774,000 are included in the aggregate cost of the Acquisition and consist of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs of the Acquisition. Results of operations for the third quarter of 1997 include $137,849,000 of purchased research and development costs, which is the portion of the purchase price attributed to in-process research and development, and which was charged to expense in accordance with purchase accounting guidelines.

     In connection with the Acquisition, the Company reorganized into three highly focused business groups: Applications Management, Systems Management and Federal Systems, with Applications Management and Systems Management adding responsibility for the worldwide distribution of their products. The new Applications Management Group includes the Company's former Applications Management and Information Management Groups combined with TI Software and the related portion of the Company's international operations. The Company's former Systems Management Group and the related portion of the Company's former international operations have been combined into the new Systems Management Group. The Company's Federal Systems Group was not significantly affected by the reorganization.

Termination of the Commerce Distributor Agreement

     Pursuant to a Termination Agreement dated June 30, 1997, by and between Sterling Software International, Inc. ("Sterling International"), a subsidiary of the Company, and Sterling Commerce B.V. ("SCBV"), a subsidiary of Sterling Commerce, the International Distributor Agreement dated March 4, 1996, as amended (the "Distributor Agreement"), by and between Sterling International and SCBV (as successor by assignment to Sterling Commerce International, Inc.) was terminated. Contemporaneously with the termination of the Distributor Agreement, Sterling International and its subsidiaries sold to SCBV and its subsidiaries certain of the assets formerly used by Sterling International and its subsidiaries in connection with the marketing, licensing, installation, maintenance and support of certain

Sterling Commerce products outside the United States and Canada pursuant to the Distributor Agreement. In addition, Sterling International and SCBV entered into certain short-term transitional arrangements relating to facilities sharing and administrative and other services.

     In consideration of the termination of the Distributor Agreement and the sale of assets described above, SCBV and its subsidiaries (i) paid to Sterling International and its subsidiaries $5,226,000 on June 30, 1997, (ii) are obligated to pay to Sterling International and its subsidiaries $10,076,000, which is equal to the net book value of the acquired assets, including accounts receivable, and (iii) assumed certain liabilities of Sterling International and its subsidiaries.

Reorganization Costs

     The Company's results of operations for the third quarter of 1997 include costs of $106,037,000 primarily related to the reorganization of the Company's operations in connection with the Acquisition, including the write-down of certain software and excess cost over net assets acquired recorded in connection with previous acquisitions and, to a lesser extent, to the termination of the Distributor Agreement with Sterling Commerce and the write-down of certain excess cost over net assets acquired related to the Company's federal systems business.

     Of the total reorganization charge, approximately $63,726,000 is a non-cash charge and the remaining $42,311,000 requires cash outlays. Future cash expenditures related to the reorganization are anticipated to be made from cash generated from operations. Currently, the Company does not expect to incur costs related to the reorganization in excess of the amount charged to operations in the third quarter of 1997.

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

Three Months Ended June 30, 1997 and 1996

     Total revenue increased $3,698,000, or 3%, in the third quarter of 1997 over the same period in 1996. Increases in the Company's systems management and federal systems business segments, as well as increases in revenue from the Company's international operations related to selling, marketing and providing first-level support for certain of Sterling Commerce's electronic commerce products, were offset by declines in revenue in the applications management business segment due to the decline in products and product support revenue of the Company's traditional

Computer Aided Software Engineering ("CASE") products and due to discontinued products.

     Revenue from the systems management business segment increased $3,487,000, or 8%, in the third quarter of 1997 compared to the same period of 1996 primarily due to a 15% increase in products revenue. The increase in products revenue was mainly attributable to strong product sales internationally of the storage management and operations management product lines. Product support revenue decreased 2% due to slight decreases in the operations management and VM product lines partially offset by an increase in the storage management product line.

     Revenue from the applications management business segment decreased $6,229,000, or 22%, in the third quarter of 1997 over the same period of 1996 primarily due to a 21% decline in products revenue, a 23% decline in product support revenue and a 26% decline in consulting and education services revenue. The majority of the decline in products and product support revenue is related to the Company's traditional CASE products, which the Company does not plan to actively market in the future, and products marketed in the third quarter of 1996 that were not marketed in the third quarter of 1997 either because they are no longer owned or no longer actively marketed.

     Revenue from the federal systems business segment increased $3,366,000, or 12%, due to higher contract billings in both the Information Technology Division and the Scientific Systems Division. In June 1997, the National Aeronautics and Space Administration ("NASA") announced that the Scientific Systems Division was not selected for continuation of a contract with NASA's Ames Research Center for Federal Information Processing Services ("FIPS"). The Company filed a protest with the General Accounting Office ("GAO") challenging the selection of a competing bidder. On or about July 24, 1997, NASA advised the GAO that it was vitiating the contract award and would be formulating plans for the future of the procurement. The GAO determined that this action by NASA rendered both protests academic and dismissed them. The Company is still awaiting information from NASA concerning its plans for this procurement. In the interim the Company continues to perform services for NASA Ames under an extension of the existing contract.

     Total revenue generated from Sterling Software's international operations was $45,858,000 in the third quarter of 1997 and $42,742,000 in the third quarter of 1996, representing an increase of $3,116,000, or 7%, primarily due to increases in the systems management business segment (up 15%) and revenue from sales of Sterling Commerce's interchange and communications software products internationally, which were only partially offset by decreases in the applications management business segment (down 36%). International applications management revenue declined due to the decline in the Company's traditional CASE development tool revenue, which the Company does not plan to actively market in the future, and due to the effect of products no longer owned or actively marketed. In addition, international operating results were adversely impacted by foreign currency exchange rate fluctuations in the third quarter of 1997 as a result of a stronger U.S. dollar. The negative impact of these fluctuations on the Company's international revenue for the third quarter of 1997 was approximately $3,362,000. Revenue from the Company's international operations represented 40% of total revenue for the third quarter of 1997 and 39% for the same period in 1996. The Company expects revenue from its international operations to continue to constitute a significant percentage of its total revenue.

     The Company's recurring revenue includes revenue from product support agreements generally having terms ranging from one to three years, fixed-term product lease and rental agreements generally having terms ranging from month-to-month to year-to-year, and federal contracts generally having terms ranging from one to five years. Like most federal contracts, Sterling Software's federal contracts permit termination by the government for convenience or for failure to obtain funding. Recurring revenue represented 51% of total revenue in the third quarter of 1997 compared to 52% in the same period of the prior year.

     Total costs and expenses increased $246,559,000 in the third quarter of 1997 compared to the same period of 1996. In 1997, total costs and expenses included reorganization costs of $106,037,000 primarily related to the reorganization of the Company's operations in connection with the Acquisition including the write-down of certain software and excess cost over net assets acquired recorded in connection with previous acquisitions and, to a lesser extent, to the termination of the Distributor Agreement with Sterling Commerce and the write-down of certain excess cost over net assets acquired related to the Company's federal systems business. In addition, total costs and expenses included a charge of $137,849,000 related to purchased research and development costs resulting from the application of purchase accounting guidelines in recording the Acquisition. Cost of sales increased $2,586,000, or 6%, in the third quarter of 1997 compared to the same period of 1996. Cost of sales represented 41% of revenue in the third quarter of 1997 compared with 40% for the third quarter of 1996. Product development expense for the third quarter of 1997 was $4,532,000, net of $4,371,000 of capitalized software costs, as compared to the third quarter of 1996 product development expense of $4,618,000, net of $4,157,000 of capitalized software costs. Gross product development expense was 11% of non-federal revenue in both the third quarter of 1997 and 1996. Capitalized development costs represented 49% and 47% of gross development costs in the third quarter of 1997 and 1996, respectively. Product development expenses and the capitalization rate historically have fluctuated, and may in the future continue to fluctuate, from period to period depending in part upon the number and status of software development projects which are in process. Such was the case in the third quarter of 1997 compared to the same period of 1996. Selling, general and administrative expense represented 40% of revenue in the third quarter of 1997 compared to 41% for the same period in 1996.

     The loss from continuing operations before taxes was $216,408,000 in the third quarter of 1997 as compared to income from continuing operations before taxes of $24,990,000 in the third quarter of 1996. Excluding the $137,849,000 charge for purchased research and development and the $106,037,000 of reorganization costs, income from continuing operations before taxes increased $2,488,000, or 10%, primarily due to higher operating profits in the systems management business segment and from the Company's international operations related to the selling, marketing and providing first-level support for certain of Sterling Commerce's electronic commerce products.

     The Company's effective tax rate for the quarter ended June 30, 1997 was a benefit of 14% compared to a tax expense of 31% for the same period of 1996.
The effective tax rate benefit for the quarter ended June 30, 1997 significantly varies from the U.S. statutory rate due primarily to technology acquired in jurisdictions with a statutory rate below the U.S. rate and to the write-down of excess cost over net assets acquired recorded in connection with previous acquisitions.

     Income from discontinued operations, net, for 1996 represents the restatement of Sterling Commerce as a discontinued operation, giving effect to the spin-off of Sterling Commerce on September 30, 1996. See Note 4 to the Consolidated Financial Statements.

Nine Months Ended June 30, 1997 and 1996

     Total revenue increased $5,001,000, or 2%, in the first nine months of 1997 over the same period of 1996 due to increases in the Company's systems management and federal systems business segments, as well as increases in revenue from the Company's international operations related to selling, marketing and providing first-level support for certain of Sterling Commerce's electronic commerce products. These increases in revenue were offset by declines in revenue in the applications management business segment due to the decline in products and product support revenue of the Company's traditional CASE products and due to discontinued products.

     Revenue from the systems management business segment increased $8,174,000, or 7%, in the nine months ended June 30, 1997 compared with the nine months ended June 30, 1996, primarily due to a 13% increase in products revenue. The increase in products revenue was mainly attributable to strong product sales across all systems management product lines. Product support revenue for the nine months ended June 30, 1997 remained unchanged from the same period in 1996 as decreases in the operations management and VM product lines were offset by an increase in the storage management product line.

     Revenue from the applications management business segment decreased $17,130,000, or 21%, in the nine months ended June 30, 1997 compared with the nine months ended June 30, 1996, primarily due to a 19% decline in products revenue, a 21% decline in product support revenue and a 30% decline in consulting and education services revenue. The majority of the decline in products and product support revenue related to the Company's traditional CASE products, which the Company does not plan to market in the future, and products marketed in the first nine months of 1996 that were not marketed in the first nine months of 1997 either because they are no longer owned or no longer actively marketed.

     Revenue from the federal systems business segment increased $6,101,000, or 8%, in the first nine months of 1997 compared with the first nine months of 1996 due to higher contract billings in both the Information Technology Division and the Scientific Systems Division.

     Total revenue generated from Sterling Software's international operations was $120,817,000 for the first nine months of 1997 compared with $122,718,000 for the first nine months of 1996, representing a decrease of $1,901,000, or 2%, primarily due to a decline in the applications management business segment (down 37%) which was only partially offset by increases in the systems management business segment (up 1%) and revenue from sales of Sterling Commerce's interchange and communications software products internationally. International applications management revenue declined due to the decline in traditional CASE development tool revenue and to the effect of products no longer owned or actively marketed. In addition, international operating results were adversely impacted by foreign currency exchange rate fluctuations during the nine months ended June 30, 1997 as a result of a stronger U.S. dollar. The negative impact of these fluctuations on the Company's international revenue for the nine months ended June 30, 1997 was approximately $5,155,000. Revenue from the Company's international operations represented 38% and 39% of total revenue for the nine months ended June 30, 1997 and 1996, respectively. The Company expects revenue from its international operations to continue to constitute a significant percentage of its total revenue.

     The Company's recurring revenue includes revenue from product support agreements generally having terms ranging from one to three years, fixed-term product lease and rental agreements generally having terms ranging from month-to-month to year-to-year, and federal contracts generally having terms ranging from one to five years. Like most federal contracts, Sterling Software's federal contracts permit termination by the government for convenience or for failure to obtain funding. Recurring revenue represented 54% of total revenue for the nine months ended June 30, 1997 and 55% of total revenue for the nine months ended June 30, 1996.

     Total costs and expenses increased $250,188,000, or 92%, in the nine months ended June 30, 1997 compared with the nine months ended June 30, 1996. In 1997, total costs and expenses included reorganization costs of $106,037,000 primarily related to the reorganization of the Company's operations in connection with the Acquisition, including the write-down of certain software and excess cost over net assets acquired recorded in connection with previous acquisitions, and, to a lesser extent, to the termination of the Distributor Agreement with Sterling Commerce and the write-down of certain excess cost over net assets acquired related to the Company's federal systems busines. In addition, total costs and expenses included a charge of $137,849,000 related to purchased research and development costs resulting from the application of purchase accounting guidelines in recording the Acquisition. Cost of sales increased $4,658,000, or 4%. Cost of sales represented 42% of revenue for both the first nine months of 1997 and 1996. Product development expense for the nine months ended June 30, 1997 was $14,349,000, net of $13,380,000 of capitalized software costs, as compared to the nine months ended June 30, 1996 product development expense of $15,887,000, net of $11,329,000 of capitalized software costs. Gross product development expense was 12% of non-federal revenue in both the nine months ended June 30, 1997 and the nine months ended June 30, 1996. Capitalized development costs represented 48% and 42% of gross development costs in the nine months ended June 30, 1997 and June 30, 1996, respectively. Product development expenses and the capitalization rate historically have fluctuated, and may in the future continue to fluctuate, from period to period, depending in part upon the number and status of software development projects which are in process. Such was the case in the first nine months of 1997 compared to the same period in 1996. Selling, general and administrative expense represented 41% of revenue in the nine months ended June 30, 1997 compared to 40% in the nine months ended June 30, 1996.

     Interest expense decreased $2,629,000 in the first nine months of 1997 compared to the first nine months of 1996 primarily due to the redemption in the second quarter of 1996 of the Company's 5 3/4% Convertible Subordinated Debentures. Investment income for the nine months ended June 30, 1997 increased $14,914,000 over the nine months ended June 30, 1996 as a result of substantially higher average balances of cash and cash equivalents and marketable securities.

     The loss from continuing operations before taxes was $173,412,000 for the nine months ended June 30, 1997 as compared to income from continuing operations before taxes of $54,538,000 for the nine months ended June 30, 1996. Excluding the $137,849,000 charge for purchased research and development and the $106,037,000 of reorganization costs, income from continuing operations before taxes increased $15,936,000, or 29%, primarily due to increases in investment income, declines in interest expense and higher operating profits in the systems management and federal systems business segments.

     The Company's effective tax rate for the nine months ended June 30, 1997 was a benefit of 9% compared to a tax expense of 28% for the same period of 1996. The effective tax rate benefit for the nine months ended June 30, 1997 significantly varies from the U.S. statutory rate, due primarily to technology acquired in jurisdictions with a statutory rate below the U.S. rate and to the write-down of excess cost over net assets acquired recorded in connection with previous acquisitions.

     Income from discontinued operations, net, for 1996 represents the restatement of Sterling Commerce as a discontinued operation, giving effect to the spin-off of Sterling Commerce on September 30, 1996. See Note 4 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    The Company maintained a strong liquidity and financial position with $529,399,000 of working capital at June 30, 1997, which includes $437,320,000 of cash and cash equivalents and $179,290,000 of marketable securities. Net cash flows from operations was $60,648,000 in the nine months ended June 30, 1997 as compared to $44,400,000 in the same period in 1996. Cash flows from operations for the nine months ended June 30, 1997 were positively impacted by net income before purchased research and development and before restructure costs for the first nine months of 1997. Operating cash flows were negatively impacted by payments made to Sterling Commerce during this period, reducing the outstanding amount owed by Sterling Software to Sterling Commerce by approximately $35,000,000 from September 30, 1996 to June 30, 1997. The Company's total net decrease in cash and cash equivalents is primarily attributable to the $165,000,000 payment to Texas Instruments on June 30, 1997 in connection with the Acquisition. Days sales outstanding was 107 at June 30, 1997, measured on a quarterly basis, versus 93 at June 30, 1996, and 95 at September 30, 1996. Excluding the impact of acquiring TI Software receivables, as well as selling certain receivables to SCBV in connection with the termination of the Distributor Agreement, days sales outstanding was 87 at June 30, 1997, measured on a quarterly basis. Cash flows from operations and available cash balances were used to fund operations, marketable securities purchases, capital expenditures, including software additions and direct costs related to the purchase of TI Software.

    The Company has a $35 million revolving credit and term loan agreement, under which no amounts were borrowed or outstanding during the quarter ended June 30, 1997. At June 30, 1997, the Company's capital commitments consisted primarily of commitments under lease arrangements for office space and equipment. The Company believes available cash balances, cash equivalents and short-term investments combined with cash flows from operations and amounts available under existing loan agreements are sufficient to meet the Company's cash requirements for the foreseeable future.

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

FORWARD-LOOKING INFORMATION

    This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain, or may contain, certain forward-looking statements and information that are based on the beliefs of the Company's management, as well as estimates and assumptions made by, and information currently available to, the Company's management. When used in SEC Filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions, as they relate to Sterling Software or Sterling Software's management, identify forward-looking statements. Such statements reflect the current views of Sterling Software with respect to future events and are subject to certain risks, uncertainties and assumptions relating to Sterling Software's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by Sterling Software, the costs of product development and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

        2.1 Asset Purchase Agreement dated April 18, 1997 between Texas Instruments Incorporated and the Company (1)

        2.2 Amendment No. 1, dated June 19, 1997, to Asset Purchase Agreement and Amendment No. 2, dated June 28, 1997, to Asset Purchase Agreement (2)

        2.3 Termination Agreement dated June 30, 1997, between Sterling Software International, Inc. and Sterling Commerce B.V. (2)


        3.1    Certificate of Incorporation, as amended, of the Company (3)

        3.2    Restated Bylaws of the Company (4)

        10.1 Third Amended and Restated Revolving Credit Agreement dated July 1, 1997, by and among Sterling Software, Inc., BankBoston, N.A., formerly known as The First National Bank Boston, and Bank One, Texas, National Association and BankBoston, N.A. as agent for itself and Bank One, Texas, National Association (5)

        11.1 Computation of Earnings Per Share, Three Months Ended June 30, 1996 (5)

        11.2 Computation of Earnings Per Share, Nine Months Ended June 30, 1996 (5)

        27     Financial Data Schedule (5)

__________________
(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1997, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.
(5) Filed herewith.

   (b)  Reports on Form 8-K.

With respect to the three month period ended June 30, 1997, the Company filed a Current Report on Form 8-K dated April 21, 1997, which included information reported under Item 5 (Other Events), and a Current Report on Form 8-K dated June 30, 1997, which included information reported under Item 2 (Acquisition or Disposition of Assets) and Item 5 (Other Events). An amendment to the Company's Current Report on Form 8-K dated June 30, 1997 was filed on Form 8-K/A on August 13, 1997.

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STERLING SOFTWARE, INC.


Date:  August 14, 1997                   /s/ Sterling L. Williams
                                 --------------------------------------------
                                            Sterling L. Williams
                                              President, Chief
                                             Executive Officer
                                                and Director
                                       (Principal Executive Officer)



Date:  August 14, 1997                     /s/ R. Logan Wray
                                 --------------------------------------------
                                              R. Logan Wray
                                       Senior Vice President and
                                         Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------
EXHIBIT
  NO.                        DESCRIPTION
-------   -----------------------------------------------------------
  2.1 Asset Purchase Agreement dated April 18, 1997 between Texas Instruments Incorporated and the Company (1)

  2.2 Amendment No. 1, dated June 19, 1997, to Asset Purchase Agreement and Amendment No. 2, dated June 28, 1997, to Asset Purchase Agreement (2)

  2.3 Termination Agreement dated June 30, 1997, between Sterling Software International, Inc. and Sterling Commerce B.V. (2)

  3.1     Certificate of Incorporation, as amended, of the Company (3)

  3.2     Restated Bylaws of the Company (4)

  10.1 Third Amended and Restated Revolving Credit Agreement dated July 1, 1997, by and among Sterling Software, Inc., BankBoston, N.A., formerly known as The First National Bank of Boston, and Bank One, Texas, National Association and BankBoston, N.A as agent for itself and Bank One, Texas, National Association (5)

 11.1     Computation of Earnings Per Share, Three Months Ended June 30, 1996
          (5)

 11.2     Computation of Earnings Per Share, Nine Months Ended June 30, 1996 (5)

  27      Financial Data Schedule (5)

____________________
(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1997, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 on Form S-8 and incorporated herein by reference.
(5) Filed herewith.