Form 10-K
period 1997-09-30
STERLING SOFTWARE INC
filed 1997-11-20
CIK 716714

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM        TO

                          COMMISSION FILE NO. 1-8465

                           STERLING SOFTWARE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              75-1873956
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

                        300 CRESCENT COURT, SUITE 1200
                             DALLAS, TEXAS 75201
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 981-1000

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------         -----------------------------------------

     Common Stock, $0.10 Par Value             New York Stock Exchange

  Rights to Purchase Series A Junior           New York Stock Exchange
 Participating Preferred Stock, $0.10
               Par Value

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $1,262,736,131, based on the closing sales price of $34 5/16 of the Registrant's Common Stock on the New York Stock Exchange on November 10, 1997.

  As of November 10, 1997, 38,587,938 shares of the Registrant's Common Stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the Annual Meeting of Stockholders of the Registrant to be held during 1998 are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STERLING SOFTWARE, INC.

                               TABLE OF CONTENTS

 FORM 10-K ITEM                                                            PAGE
 --------------                                                            ----
 PART I.
    Item 1.  Business...................................................     1
    Item 2.  Properties.................................................    12
    Item 3.  Legal Proceedings..........................................    12
    Item 4.  Submission of Matters to a Vote of Security Holders........    12
 PART II.
    Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters........................................    13
    Item 6.  Selected Financial Data....................................    14
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    15
    Item 7A. Quantitative and Qualitative Disclosure About Market Risk..    21
    Item 8.  Financial Statements and Supplementary Data................    22
    Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    48
 PART III.
    Item 10. Directors and Executive Officers of the Registrant.........    48
    Item 11. Executive Compensation.....................................    48
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management.................................................    48
    Item 13. Certain Relationships and Related Transactions.............    48
 PART IV.
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
             8-K........................................................    49

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Sterling Software, Inc. ("Sterling Software" or the "Company") was founded in 198l and became a publicly owned corporation in l983. Sterling Software is a recognized worldwide supplier of software products and services within three major markets: systems management, applications management and federal systems. Consistent with Sterling Software's decentralized operating structure, major markets are served by independently operated business groups which consist of divisions and business units that focus on specific business niches within those markets. See Notes 5 and 6 of Notes to Consolidated Financial Statements. Sterling Software believes that its decentralized organizational structure promotes operating flexibility, improves responsiveness to customer requirements and focuses management on achieving revenue and operating profit objectives. Sterling Software has historically expanded its operations through internal growth and by business and product acquisitions.

  In connection with the Company's acquisition of the Software Division of Texas Instruments Incorporated ("TI Software"), on June 30, 1997, the Company reorganized into three highly-focused business groups: the Systems Management Group, the Applications Management Group and the Federal Systems Group. The reorganization resulted in the Systems Management and Applications Management groups assuming direct responsibility for the international distribution of their products. The Company's Federal Systems Group was not significantly affected by the reorganization.

  As of September 30, 1997, the Company's business groups were organized as follows:

  . The Systems Management Group, headquartered in Plano, Texas, provides products that enable customers to ensure the quality of service of mission-critical information technology ("IT") applications across enterprise networked computing environments. The group specializes in automation, network management, service desk, storage management and VM systems management products. Linking these products is the group's Business-Centric Automation initiative, a pragmatic, business-focused approach to ensuring the availability and reliability of these applications;

  . The Applications Management Group, headquartered in Plano, Texas, provides application development products and services for business modeling through code generation, as well as products and services that enable customers to extend the life and usefulness of legacy applications and to facilitate enterprise information access. These software products provide developers the ability to build model-based applications through traditional and object-oriented techniques and to maximize the life, reuse and value of their legacy systems; and

  . The Federal Systems Group, headquartered in McLean, Virginia, provides specialized IT services to the federal government under numerous multi-year contracts. Major customers of this group include the U.S. Department of Defense ("DoD") and the National Aeronautics and Space Administration ("NASA"). Federal Systems' personnel also serve as a source of technical expertise for other divisions of Sterling Software and provide specialized technical services for non-governmental customers.

  Worldwide revenue from the Company's Systems Management, Applications Management and Federal Systems Groups represented 38%, 29% and 25%, respectively, of the Company's total 1997 revenue. Revenue from the Company's international operations represented 37% of the Company's 1997 revenue. See Notes 5 and 6 of Notes to Consolidated Financial Statements.

  On September 30, 1996, Sterling Software completed the spin-off of Sterling Commerce, Inc. ("Sterling Commerce"), which owns and operates the businesses conducted by Sterling Software's former Electronic Commerce Group. The results of operations of Sterling Commerce for 1996 and 1995 have been classified as discontinued operations in the accompanying Consolidated Financial Statements. Through June 30, 1997, the Company sold, marketed and provided first-level support outside of the United States and Canada for Sterling

Commerce's interchange and communications software products, the results of which are included in the business segment information presented in the accompanying Consolidated Financial Statements under "Corporate and other". See "Shared Management and Other Relationships with Sterling Commerce" below.

  A large percentage of Sterling Software's business is recurring business through annual and multi-year product support agreements, generally having terms ranging from one to three years, fixed-term product lease and rental agreements, generally having terms ranging from month-to-month to year-to-year, and multi-year federal contracts generally having terms ranging from one to five years. Recurring revenue represented 52% and 54% of the Company's total revenue in 1997 and 1996, respectively. Sterling Software's customer base includes approximately 95 of the 100 largest, and approximately 400 of the 500 largest, U.S. industrial and service corporations, ranked by 1996 revenues as reported in Fortune magazine.

  At September 30, 1997, the Company employed approximately 3,100 employees in 85 offices worldwide. The Company has direct sales and marketing offices in 22 countries and distributors and agents in an additional 33 countries.

SYSTEMS MANAGEMENT GROUP

  Effective June 30, 1997, Sterling Software reorganized the Systems Management Group by combining the Company's former Systems Management Group and the related portions of the Company's international operations. The new Systems Management Group, comprised of five divisions and one business unit, provides products that enable customers to ensure the quality of service of mission-critical IT applications across enterprise networked computing environments. The group specializes in automation, network management, service desk, storage management and VM systems management products. Linking these products is the group's Business-Centric Automation initiative, a pragmatic, business-focused approach to ensuring the availability and reliability of these applications. The purpose of Business-Centric Automation is to correlate system and network resources to the business applications that depend on these functions, and to provide the complete context that IT management personnel need to match their activities to the priorities of their business. As of September 30, 1997, the group employed approximately 700 people. Worldwide revenue from the Systems Management Group represented 38% of the Company's revenue during 1997 and 39% of the Company's revenue during both 1996 and 1995.

  The Operations Management Division provides three product lines under the SOLVE family name. SOLVE:Netmaster automates network management operations across large-scale enterprises. This product family provides management and monitoring of both Systems Network Architecture ("SNA") and Transmission Control Protocol/Internet Protocol ("TCP/IP") networks from one console. The SOLVE:Operations product family provides and participates in enterprise-wide automation solutions, addressing both mainframe (OS/390 and SNA) and distributed (Simple Network Management Protocol ("SNMP") and non-SNMP) systems resources. SOLVE:Operations products are available as standalone products within the OS/390 environment and as plug-in components for three enterprise management platforms: Hewlett-Packard's "OpenView" and "OpenView IT/Operations" and Tivoli's "Tivoli/TME 10 NetView". SOLVE:Operations is the cornerstone of the System Management Group's Business-Centric Automation initiative. The SOLVE:Operations correlation engine maps system and network resources to the services or business functions they support and the service-level requirements and business priorities associated with these services and functions. This product allows customers to monitor and manage resources as elements of their service commitment. SOLVE:Central is an integrated suite of products for running the enterprise IT service desk and is comprised of:
SOLVE:Problem for problem tracking and resolution; SOLVE:Change for managing the systems change process; SOLVE:Configuration for tracking software and hardware configuration changes; and SOLVE:Asset for business management of computer assets and the services they deliver.

  The Storage Management Division provides software products under the SAMS family name. These products manage, monitor and automate data storage in both distributed and centralized environments. SAMS:Vantage is a client/server system that provides comprehensive automation, interactive reporting, analysis and predictive modeling capabilities for enterprise-wide storage. SAMS:Vantage delivers centralized management of distributed storage across OS/390, UNIX, Windows NT and NetWare environments. The SAMS:Vantage storage management approach is designed to remain consistent across platforms and to allow organizations to: manage enterprise data storage in a uniform manner; implement consistent storage management policies and standards; provide centralized management of distributed data; and enforce the protection of critical data, regardless of where it resides. On the OS/390 platform, SAMS:Vantage ties into the division's data management products providing a comprehensive OS/390 storage management suite. The input/output ("I/O") component of SAMS:Vantage, the first I/O performance monitor to work across multiple RAID (redundant array of inexpensive disks) subsystems and DASD (data access storage devices), analyzes I/O performance and recommends device specific solutions to improve response times and increase efficiency. The SAMS family of products also includes SAMS:Disk, a data storage management backup and recovery system; SAMS:Recover, a disaster recovery product that complements IBM's DFHSM product; and SAMS:Allocate, a centralized allocation control system. In addition, in 1997, the division introduced SAMS:Vista, a comprehensive tape management reporting system which enhances tape management systems and assists in the management of robotic tape systems and high capacity tape devices.

  The VM Software Division, through its VM family of products, provides systems management software and World Wide Web enabling software for IBM's VM/ESA operating system. The VM:Manager product family provides integrated solutions for automated operations, storage management, service-level management, security and disaster recovery and database administration. VM:Manager is designed to enable VM sites to operate at maximum availability with minimal systems administration personnel, thereby controlling costs, improving performance and increasing user productivity. The VM:Webserver product family enables customers to deliver World Wide Web services from the VM operating system and to deliver VM applications and data across intranets or the Internet. VM:Webserver is a World Wide Web server for VM, which allows customers to exploit user-friendly web browsers to deliver mainframe-based information to end-users on any platform. VM:Webserver acts as a repository for home pages and documents created using Hypertext Markup Language ("HTML") and also stores, retrieves, and processes information in various formats, including text, graphics, sound, images, video and Java applets. VM:Webserver for OfficeVision is a turn-key World Wide Web interface to the E-mail and calendaring features of IBM's OfficeVision/VM, a mainframe-based office automation solution. VM:Webserver Gateway, released in 1997, provides a general-purpose, VM-based tool for web-enabling IBM mainframe applications, including those running on OS/390 (or previous versions of MVS) and VSE/ESA.

  The Systems Management Group's new Europe and Asia Pacific Divisions and the Latin America Operation have responsibility for sales, marketing and first-level support of the group's products outside of the United States and Canada. The Europe Division is responsible for direct and indirect sales and support in Austria, Belgium, Denmark, Finland, France, Germany, Italy, Luxembourg, Norway, Portugal, Spain, Sweden, Switzerland, The Netherlands and the United Kingdom. The division's distributor operation manages agents and distributors in international markets not served by direct operations, including Eastern Europe, the Middle East and South Africa. The Asia Pacific Division is responsible for direct and indirect sales and support in Asia and the Pacific Rim, including Australia, Japan, Malaysia, New Zealand, Singapore and South Korea. The group's Latin America Operation is responsible for direct sales and support of the group's products in Brazil and indirect sales and support in other Latin American markets.

APPLICATIONS MANAGEMENT GROUP

  Effective June 30, 1997, Sterling Software reorganized the Applications Management Group by combining the Company's former Applications Management and Information Management groups, the related portion of the Company's international operations and the business formerly operated by TI Software. The new Applications Management Group, comprised of three divisions, provides application development products and services for business modeling through code generation, as well as products and services that enable customers to extend the life and usefulness of legacy applications and to facilitate enterprise information access. These software products provide developers the ability to build model-based applications through traditional and object-oriented techniques and to maximize the life, reuse and value of their legacy systems. As of September 30, 1997, the group employed approximately 1,100 people. Worldwide revenue from the Company's Applications Management Group represented 29%, 25% and 27% of the Company's revenue during 1997, 1996 and 1995, respectively.

  The new Applications Development Division markets application development products and services for business modeling through code generation. Its new COOL family of products is designed to provide developers the ability to build model-based applications through traditional and object-oriented techniques. COOL:Biz is a comprehensive business modeling toolset that promotes an understanding of organizations and processes with a "common language" for communicating business needs. The product's methodology for process mapping and job design allows business and IT professionals to work together to design business processes. COOL:Dat supports integrated data, data flow and database modeling. COOL:Dat's conceptual, logical and physical data models are maintained separately to provide flexibility, but are linked so that changes in one are reflected in the others, resulting in integrated modeling and development projects. COOL:Gen is designed to allow developers to model and generate error free code in a structured, repeatable manner. With COOL:Gen, high-level specifications are driven forward into dynamic, scalable applications targeting multiple platforms. COOL:Jex is an object-oriented analysis and design solution supporting the Unified Modeling Language industry standard notation and allows modeling of complex application requirements, driven directly from business requirements. COOL:Cubes, expected to be released in the first-half of 1998, will represent the latest in component based development technology and will contain tools for modeling specifications and architectures, plus component design techniques to maximize reuse of computer software code.

  The Information Management Division markets products and services under the VISION family name that enable customers to extract value from their existing corporate data and maximize the return on their IT investment by extending the life and usefulness of their legacy applications. By improving existing applications, customers can reconcile their legacy and new development strategies, conserving resources to permit the implementation of required new systems. VISION:Results is an information management and report generation system for IBM enterprise servers and a dynamic complement to COBOL. VISION:Builder and VISION:Transact are application development tools for batch and on-line environments, respectively, that operate on major IBM enterprise server platforms. The VISION:Legacy suite of tools addresses the functions required to assess the quality and maintainability of applications, restructure old COBOL programs, redocument the flow of control through legacy systems and graphically represent the architecture and flow of existing systems. The VISION:Legacy suite of products, including VISION:Inspect, VISION:Assess, VISION:Recode and VISION:Redocument, helps address the "Year 2000" effort with system-wide analysis capabilities and reports to help identify and modify date and date-related fields. The division also offers consulting services in conjunction with its software products to provide customized approaches to address the "Year 2000" issue. In addition, the VISION family of products includes database query and reporting products that monitor and control databases. VISION:Clearaccess facilitates end-user access as a query and reporting tool and VISION:Clearmanage allows database managers to monitor and control database access in a client/server environment.

  The Applications Management Group's new Applications International Division is responsible for sales, marketing and first-level support of the group's products outside of the United States and Canada. The division operates through three regions, representing Central Europe, Western Europe and Asia Pacific, as well as a distributor operation. The two European regions are responsible for direct sales and support in Austria, Belgium, France, Germany, Holland, Italy, Portugal, Spain, Switzerland and the United Kingdom. The Asia Pacific region is responsible for sales and support in Asia and the Pacific Rim, including Australia, Japan, Malaysia, New Zealand, Singapore and South Korea. The distributor operation manages agents and distributors in international markets not served by direct operations.

FEDERAL SYSTEMS GROUP

  The Federal Systems Group, comprised of two divisions, provides specialized IT services to the federal government under numerous multi-year contracts. In 1997, Sterling Software began its 31st year of service to both NASA and the DoD, the group's major customers. In 1997, the group was performing work under 142 contracts. Federal Systems' personnel also serve as a source of technical expertise for other divisions of Sterling Software and provide specialized technical services for non-governmental customers. As of September 30, 1997, the group employed approximately 1,200 people. Revenue from the Federal Systems Group represented 25% of the Company's revenue during 1997 and 26% of the Company's revenue during both 1996 and 1995.

  The Information Technology Division provides specialized IT services, generally requiring top secret security clearances, to military command and control, intelligence and weather agencies. The division specializes in data handling, secure communications, networking, systems integration and application development in support of varied technical projects ranging from satellite data collection to counter-terrorism. In 1997, the division expanded its work in weather applications, intelligence applications and command, control and communications through competitively awarded and follow-on contracts. The division also increased its commercial work in electronic image management. The division's computing resources include data processing facilities approved for classified operations and substantial hardware and software configurations to support software life cycle activities in a distributed processing environment.

  The Scientific Systems Division is a provider of scientific software support and specialized IT services to civil sectors of the federal government, particularly in scientific and engineering areas, and a provider of specialty software products in advanced visualization and virtual reality. The division's contracts include projects for spacecraft imagery, supercomputing outsourcing, systems administration and network security, and applications such as theoretical and experimental aerodynamics, aerospace testing and transportation safety. Under contract to NASA, the division's engineers designed and now operate the NASA Science Internet and developed the prototypes of new knowledge-based air traffic management software which was successfully field-tested by the Federal Aviation Administration at airports in Denver and Dallas/Fort Worth. The division's customers include the Jet Propulsion Laboratory and the NASA Ames, Lewis and Marshall Centers. In 1997, the division was a member of the industry team that won the Stratospheric Observatory for Infrared Astronomy (SOFIA) contract to modify and operate a Boeing 747-carried infrared telescope to conduct scientific astronomy missions. In 1997, the division and its staff received various honors and awards from its customers, including a NASA-Ames Total Quality Management Incentive Award and the nomination of two of the division's developed applications for the NASA 1997 Software of the Year Award.

SHARED MANAGEMENT AND OTHER RELATIONSHIPS WITH STERLING COMMERCE

  The Board of Directors of Sterling Software (the "Board") currently has nine members. Messrs. Sterling L. Williams, Sam Wyly, Charles J. Wyly, Jr. and Evan
A. Wyly are officers and directors of Sterling Software and are also directors of Sterling Commerce. In addition, Sterling L. Williams is the Chairman of the Board of Sterling Commerce and Jeannette P. Meier serves as an Executive Vice President of both Sterling Software and of Sterling Commerce.

  On March 13, 1996, Sterling Commerce completed the initial public offering (the "Offering") of 13,800,000 shares of its common stock, par value $0.01 per share ("Commerce Stock"). In anticipation of the Offering, Sterling Software and Sterling Commerce entered into a number of agreements (the "Intercompany Agreements") for the purpose of defining certain relationships between them. As a result of Sterling Software's then ownership interest in Sterling Commerce, the terms of such Intercompany Agreements were not the result of arm's length negotiation. The Intercompany Agreements included a tax allocation agreement, an indemnification agreement and an international distributor agreement. The tax allocation agreement provides that for periods during which Sterling Commerce and/or its subsidiaries are included in the Company's consolidated federal income tax returns or consolidated, combined or unitary state tax returns, the Company is required to pay to or is entitled to receive from Sterling Commerce its allocable portion of the consolidated federal and state income tax liability or refunds, respectively. The indemnification agreement provides, among other things, that each party thereto (the "Indemnifying Party") will indemnify the other party thereto and its directors, officers, employees, agents and representatives (each, an "Indemnified Party") for liabilities that may be incurred by an

Indemnified Party relating to (i) the businesses, operations or assets conducted or owned or formerly conducted or owned by the Indemnifying Party and its subsidiaries (except, in the case where the Company is the Indemnifying Party, the businesses, operations and assets of Sterling Commerce and its subsidiaries) or (ii) the failure by the Indemnifying Party to comply with any other agreements executed in connection with the Offering. In addition, the indemnification agreement provides that Sterling Commerce will indemnify the Company and its directors, officers, employees, agents and representatives for any liabilities resulting from or arising out of certain acts, failures to act or the provision of incorrect factual information by Sterling Commerce in connection with the Internal Revenue Service ("IRS") ruling request that cause Sterling Software's pro rata distribution (the "Distribution") of its remaining ownership interest in Sterling Commerce to be taxable to the Company or its stockholders. The international distributor agreement (the "International Distributor Agreement"), which was terminated effective as of June 30, 1997, defined the terms pursuant to which the Company acted as the exclusive distributor of certain Sterling Commerce products in markets outside the United States and Canada. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Combinations, Divestitures and Reorganizations--Termination of International Distributor Agreement" and Note 3 of Notes to Consolidated Financial Statements.

  Conflicts of interest may arise between Sterling Software and Sterling Commerce in a number of areas relating to such ongoing contractual and other relationships, including potential competitive business activities, tax and employee benefit matters, indemnity arrangements, and the continued service of certain directors and executive officers of each of Sterling Software and Sterling Commerce as directors and executive officers of the other company. The Board will utilize such procedures in evaluating the terms and provisions of any material transactions between Sterling Software and Sterling Commerce and their respective affiliates as the Board may deem appropriate in light of its fiduciary duties under state law.

PRODUCT LICENSES

  Sterling Software's products are generally licensed under perpetual use, fixed-term or usage-based agreements. Sterling Software typically does not sell or otherwise transfer title to its software products. The Company's license agreements generally restrict the use of the product to designated sites or central processing units and prohibit reproduction, transfer or disclosure of the product; however, some license agreements may cover multiple sites or multiple central processing units at one site. In 1997, 1996 and 1995, 43%, 44% and 42%, respectively, of the Company's revenue consisted of products revenue.

PRODUCT SUPPORT

  Product support is available to Sterling Software customers, typically through annual contracts generally priced from 12% to 22% of the then current license fee. Sterling Software's product support contracts allow customers to receive updated versions of Sterling Software's products when and if they become available, as well as bug fixing and Internet and telephone access to Sterling Software's technical personnel. In 1997, 1996, and 1995, 26%, 28% and 29%, respectively, of the Company's revenue consisted of product support revenue.

SERVICES

  Services provided by Sterling Software primarily include specialized IT services in support of federal government contracts provided through the Company's Federal Systems Group. Sterling Software provides training and education in support of its software products, in the form of customer training seminars, videos and instruction materials. Sterling Software also offers product-specific consulting and education services within the Applications Management Group to better enable customers to successfully use the group's products. In 1997, 1996 and 1995, 31%, 28% and 29%, respectively, of the Company's revenue consisted of services revenue.

PRODUCT DEVELOPMENT

  Each domestic division within Sterling Software's Systems Management, Applications Management and Federal Systems groups has its own development function. Sterling Software's product development programs in each of these divisions include the enhancement of existing products and introduction of new products based upon current and anticipated customer needs. The Company believes that this organizational structure facilitates development cost control and focuses the development function on the customer's needs. Approximately 400 of Sterling Software's employees were engaged in product development at September 30, 1997. Gross product development costs in 1997, 1996 and 1995 were $42,421,000, $36,448,000 and $39,359,000, respectively, of which the Company capitalized $19,307,000, $15,527,000 and $11,657,000, respectively, as the cost of developing and testing new or significantly enhanced software products.

  Most of the products currently offered by the Company are Year 2000 compliant, with the remaining currently offered products expected to become compliant in 1998 through new releases. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters".

SALES AND MARKETING

  Consistent with its decentralized operating structure, Sterling Software conducts its sales and marketing activities in multiple software divisions focused on specific product markets. Sterling Software sells its products and services through a combination of direct sales and telesales organizations, and in certain foreign countries, through independent agents and distributors. The use of telesales has proven effective in reaching customers at a minimal cost. Each domestic division within the Systems Management and Applications Management groups has its own United States sales and marketing organization. In addition, the Systems Management and Applications Management groups have divisions and business units which focus specifically on the international marketplace for their respective product lines. Additionally, the Federal Systems Group has its own sales organization which focuses specifically on specialized IT service offerings to the federal IT market.

CUSTOMERS

  Sterling Software's customers include approximately 95 of the 100 largest, and approximately 400 of the 500 largest, U.S. industrial and service corporations, ranked by 1996 revenues as reported in Fortune magazine. In the year ended September 30, 1997, agencies, branches, and departments of the federal government accounted for approximately 25% of the Company's consolidated revenue.

COMPETITION

  The computer software and services industry is highly competitive. Sterling Software competes with both large companies with substantially greater resources and small specialized companies that compete in a particular geographic region or market niche. Sterling Software also competes with internal programming staffs of corporations and, increasingly, with hardware manufacturers. Some internal programming staffs of corporations are capable of developing products similar to those offered by the Company. In general, however, the Company believes that the time and costs associated with custom software development significantly exceed the time and costs required to license and install comparable Sterling Software products. Also, competition within the Company's federal business is increasing because of continued federal budget constraints and cutbacks. In addition, continuing consolidation among providers of technical services to the federal government is increasing the size and market presence of many of the Company's competitors in this market segment.

  Sterling Software believes that its products will continue to be selected by customers due to superior product functionality, reliability and technical support, ease of product installation and use, close integration between the products and customer business applications and, finally, the Company's history of success and reputation for providing quality products.

EMPLOYEES

  Sterling Software's business is dependent upon its ability to attract and retain qualified personnel, who are in limited supply. The Company's operations could be adversely affected if it were to lose the services of a significant number of qualified employees or if it were unable to obtain additional qualified employees when needed. The market for highly qualified personnel in the IT industry is extremely competitive, making it difficult for companies in this industry, including Sterling Software, to attract and retain qualified employees. The Company strives to maintain excellent employee relations, attractive office facilities and challenging working environments, and offers competitive compensation and benefits packages.

  At September 30, 1997, the Company employed approximately 3,100 people.

INTELLECTUAL PROPERTY RIGHTS

  The Company relies primarily on a combination of copyright, patent and trademark laws, confidentiality procedures and contractual provisions to protect its intellectual property rights. The Company routinely enters into nondisclosure and confidentiality agreements with employees, contractors, consultants, vendors and customers, and its software licenses generally prohibit the unauthorized use or disclosure of the Company's proprietary intellectual property rights. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. In general, however, management believes that the competitive position of the Company depends primarily on the skill, knowledge, creativity and experience of Sterling Software's personnel and their ability to develop, market and support software products, and that its business is not materially dependent on copyright protection, trademarks or patents.

  The Company does not believe that any of its products infringe on the valid proprietary rights of third parties in any material respect. However, a large number of patents, trademarks and copyrights have been, and are being, issued, registered or asserted in the software industry and there can be no assurance that the Company is aware of all such intellectual property rights that may pose a risk of infringement by the Company's products, especially with respect to United States patents, which can cover extremely broad concepts and the applications for which are confidential until the patents are issued.

  Licenses for a number of software products have been granted to the Company for its own use or for remarketing to its customers. In the aggregate, these licenses are significant to the business of the Company, but the Company believes that the loss of any one of these licenses would not materially affect the Company's financial position or results of operations.

  The COOL, VISION, SAMS, VM and SOLVE families of product names and the marks "Sterling Software" and "Business-Centric Automation" used herein are registered or unregistered trademarks owned by the Company.

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

  Total backlog, including federal government contract renewal options not yet exercised and multi-year product support contracts at September 30, 1997 and 1996, was $240,485,000 and $170,912,000, respectively. Of these amounts, 96%
and 97%, respectively, related to federal government sources, primarily in the Company's Federal Systems Group. The dollar value of federal government renewal options not yet exercised or funded included in the Company's total backlog at September 30, 1997 and 1996, was $113,981,000 and $65,951,000,
respectively. Approximately $104,019,000 of the September 30, 1997 backlog is expected to be realized in the year ending September 30, 1998.

EXECUTIVE OFFICERS

  The following information regarding the executive and other officers of Sterling Software is as of November 15, 1997.

           NAME           AGE                              POSITION
   ---------------------  --- ------------------------------------------------------------------
   Sam Wyly                63 Chairman of the Board and Director
   Charles J. Wyly, Jr.    64 Vice Chairman of the Board and Director
   Sterling L. Williams    54 President, Chief Executive Officer and Director
   Geno P. Tolari          54 Executive Vice President and Chief Operating Officer
   Werner L. Frank         68 Executive Vice President
   M. Gene Konopik         54 Executive Vice President and Group President
   Jeannette P. Meier      50 Executive Vice President, Finance and Administration and Secretary
   F.L. "Mike" Harvey      59 Senior Vice President and Group President
   Don J. McDermett, Jr.   39 Senior Vice President and General Counsel
   B. Carole Morton        51 Senior Vice President and Division President
   Gillian M. Parrillo     50 Senior Vice President and Group President
   R. Logan Wray           38 Senior Vice President and Chief Financial Officer
   Ivan S. Hughes(1)       45 Vice President, Organizational Development
   Pamela L. Isbell(1)     38 Vice President, Financial Planning
   Julie Kupp(1)           34 Vice President, Investor Relations
   Evan A. Wyly            35 Vice President and Director
   Laura Appling(1)        35 Controller
   Susan D. Tiholiz(1)     49 Treasurer

  --------
  (1) Although Ivan S. Hughes, Pamela L. Isbell, Julie Kupp, Laura Appling and Susan D. Tiholiz are officers of the Company, the Company does not consider such employees to be "executive officers" of the Company, as that term is defined in regulations promulgated by the Securities and Exchange Commission (the "Commission").

  Sam Wyly co-founded Sterling Software in 1981 and since such time has served as Chairman of the Board and a director. In 1963, Mr. Wyly founded University Computing Company, a computer software and services company, and served as President or Chairman from 1963 until 1979. University Computing created a computer utility network, one of the earliest and most successful marriages of computing and telecommunications. University Computing was one of the original participants in the software products industry in the late 1960s when the then market-dominant IBM unbundled computer hardware and software. In 1968, Mr. Wyly founded Datran, Inc., which was envisioned as the nation's first all-digital switched "telephone company for computers" and contributed to the break up of AT&T's telephone monopoly and the resulting benefits of increased competition in the telecommunications industry. These Wyly-founded companies are among the forerunners of today's electronic commerce industry. Mr. Wyly co-founded Earth Resources Company, an oil refining and silver mining company, and served as its Executive Committee Chairman from 1968 to 1980. Mr. Wyly and his brother, Charles J. Wyly, Jr., bought the 20 restaurant Bonanza Steakhouse chain in 1967. It grew to approximately 600 restaurants by 1989, during which time Sam Wyly served as Chairman. Sam Wyly currently serves as Chairman of Michaels Stores, Inc. ("Michaels Stores"), a specialty retail chain (which has grown from 70 to 525 stores in 13 years of Wyly control), a director of Sterling Commerce, and as a partner of Maverick Capital, Ltd., an investment fund management company. Sam Wyly is the father of Evan A. Wyly. Sam Wyly is the Chairman of the Executive Committee and the 1996 Stock Option Committee of the Board.

  Charles J. Wyly, Jr. co-founded Sterling Software in 1981 and since such time has served as a director, and as Vice Chairman since 1984. He served as an officer and director of University Computing Company, a computer software and services company, from 1964 to 1975, including President from 1969 to 1973. Mr. Wyly and his brother, Sam Wyly, founded Earth Resources Company, an oil refining and silver mining company, and Charles J. Wyly, Jr. served as Chairman of the Board from 1968 to 1980. Mr. Wyly served as Vice Chairman of the Bonanza Steakhouse chain from 1967 to 1989. Mr. Wyly currently serves as Vice Chairman of Michaels Stores and as a director of Sterling Commerce. Charles J. Wyly, Jr. is the father-in-law of Donald R. Miller, Jr., a director of the Company. Mr. Wyly is a member of the Executive Committee and the 1996 Stock Option Committee of the Board.

  Sterling L. Williams co-founded Sterling Software in 1981 and since such time has served as President, Chief Executive Officer and a director of Sterling Software. Mr. Williams has served as Chairman of the Board and a director of Sterling Commerce since December 1995. From December 1995 to October 1996 Mr. Williams served as Chief Executive Officer of Sterling Commerce. He currently serves as a director of INPUT, an information technology market research company. Mr. Williams is a member of the Executive Committee and the 1996 Stock Option Committee of the Board.

  Geno P. Tolari has served as an Executive Vice President of Sterling Software since March 1990 and as Chief Operating Officer since April 1996. From November 1986 to March 1990 he served as a Senior Vice President of Sterling Software. Mr. Tolari served as President of the Systems Management Group from December 1994 until February 1997 and as President of the Federal Systems Group from October 1985 until December 1994.

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

  Jeannette P. Meier has served as Executive Vice President, Finance & Administration of Sterling Software since May 1997 and as Secretary since 1985. Prior to May 1997, she served as Executive Vice President (since July 1993), as Chief Financial Officer (since June 1996) and as General Counsel (since 1985) of Sterling Software. Prior to July 1993, Ms. Meier served as Senior Vice President of Sterling Software. Ms. Meier also serves as Executive Vice President of Sterling Commerce.

  F.L. "Mike" Harvey has served as a Senior Vice President of Sterling Software since June 1997 and as President of the Applications Management Group since October 1996. From March 1993 through June 1997, he served as President of Omega Consulting Group Inc., a software consulting company, and from February 1992 to February 1993 he served as Vice President of Restrac Inc., a human resources software company.

  Don J. McDermett, Jr. has served as Senior Vice President and General Counsel of Sterling Software since May 1997. From July 1996 until May 1997 he served as Vice President, Legal of Sterling Software. Prior to that time Mr. McDermett was employed for 12 years by Thompson & Knight, P.C., a Dallas-based law firm, having been a senior shareholder in that firm's corporate practice group since 1993.

  B. Carole Morton has served as a Senior Vice President of Sterling Software and President of Sterling Software's Information Management Division since October 1995. From October 1996 through June 1997 she also served as President of the former Information Management Group. Ms. Morton served as President of Sterling Software's former Applications Engineering Division from December 1994 until October 1995 and President of the former Applications Management Division from July 1993 through November 1994. Prior to July 1993, she served as President of the former Dylakor Division.

  Gillian M. Parrillo has served as a Senior Vice President of Sterling Software since February 1997 and as President of Sterling Software's Systems Management Group since July 1997. Ms. Parrillo served as Group President of the former International Group from February 1997 until July 1997 and as President of the Storage Management Division from October 1995 until February 1997. She served as President of the former Distributor Division from July 1993 until September 1995. Prior to July 1993, Ms. Parrillo served as Vice President of Distributor Operations for Systems Center, Inc.

  R. Logan Wray has served as Senior Vice President and Chief Financial Officer of the Company since May 1997. Prior to that time he was employed by Ernst & Young LLP, a national accounting firm, having been a partner in that firm since 1994.

  Ivan S. Hughes has served as Vice President, Organizational Development of the Company since June 1997. Prior to joining the Company he was employed for 19 years by Texas Instruments Incorporated, where he served as Human Resources Director for TI Software from July 1995 to June 1997 and as Human Resources Director for the European, Middle Eastern and African operations of TI Software from June 1992 to July 1995.

  Pamela L. Isbell has served as Vice President, Financial Planning of Sterling Software since April 1996. From April 1988 until April 1996 Ms. Isbell served as a Financial Analyst of Sterling Software.

  Julie G. Kupp has served as Vice President, Investor Relations of Sterling Software since April 1996. From September 1995 to April 1996 Ms. Kupp served as Director, Investor Relations and from April 1995 to September 1995 she served as Senior Financial Analyst of Sterling Software. From December 1993 to April 1995 Ms. Kupp served as Director of Accounting. Prior to December 1993, Ms. Kupp was employed by Ernst & Young LLP, a national accounting firm, most recently as Audit Senior Manager.

  Evan A. Wyly has served as a director of Sterling Software since July 1992 and as a Vice President of Sterling Software since December 1994. He has been a Managing Partner of Maverick Capital, Ltd., an investment fund management company, since 1991. In 1988, Mr. Wyly founded Premier Partners Incorporated, a private investment firm, and served as President prior to joining Maverick Capital, Ltd. Mr. Wyly also serves as a director of Sterling Commerce and as a director and officer of Michaels Stores, a specialty retail chain.

  Laura Appling has served as Controller of Sterling Software since April 1996. From July 1993 to April 1996 Ms. Appling served as Vice President, Finance for Sterling Commerce's Banking Systems Group. From October 1992 to July 1993 Ms. Appling served as Senior Financial Analyst for Sterling Software.

  Susan D. Tiholiz has served as Treasurer of the Company since November 1997. She served as Director of Treasury from June 1996 until November 1997 and as a consultant to the Company from December 1995 to June 1996. Prior to joining the Company, Ms. Tiholiz was employed for 17 years by Atlantic Richfield Company (ARCO), a global energy company, serving in various capacities within finance, treasury and human resources, most recently as a financial manager in its domestic natural gas marketing unit.

ITEM 2. PROPERTIES.

  With its principal executive office located in Dallas, Texas, the Company leases offices and facilities in or near more than 70 cities in the United States and worldwide. Headquarters offices for the Company's groups and divisions are located in the following cities: Bellevue, Nebraska; London, England; McLean, Virginia; Paris, France; Plano, Texas; Rancho Cordova, California; Redwood City, California; Reston, Virginia; Sydney, Australia; and Woodland Hills, California. Other major United States and international facilities are located in Amsterdam, The Netherlands; Atlanta, Georgia; Brussels, Belgium; Dusseldorf, Germany; Herndon, Virginia; Milan, Italy; San Bernardino, California; Tokyo, Japan and Wiesbaden, Germany.

ITEM 3. LEGAL PROCEEDINGS.

  On November 30, 1994, Sterling Software acquired KnowledgeWare, Inc. ("KnowledgeWare"), in a stock-for-stock acquisition. On March 14, 1995, the Commission entered an Order Directing Private Investigation and Designating Officers to take Testimony titled "In the Matter of KnowledgeWare, Inc. (NY-
6231)". The investigation generally relates to (i) trading in KnowledgeWare securities from July 1, 1992 through the time of the stock-for-stock transaction by which Sterling Software acquired KnowledgeWare, (ii) KnowledgeWare's compliance with its Commission filing and reporting obligations and (iii) the adequacy and/or accuracy of KnowledgeWare's public disclosures, recordkeeping and accounting controls. In addition to the potential liability of the Company's wholly owned subsidiary that was the surviving corporation in the KnowledgeWare merger, Sterling Software may have an indemnity obligation with respect to certain individuals who may be subject to the Commission's investigation. While any legal investigation or proceeding involves inherent uncertainty, Sterling Software's management believes based upon presently available information that the ultimate resolution of the Commission's investigation will not materially affect the financial condition or results of operations of the Company.

  The Company is also subject to certain legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of the liability, if any, ultimately incurred by Sterling Software with respect to any existing proceedings and claims, net of applicable reserves and available insurance, will not materially affect the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's common stock, par value $0.10 per share ("Common Stock"), is traded on the New York Stock Exchange under the symbol "SSW". The high and low sales prices for the Common Stock for the periods indicated are set forth below.

                                                                  PRICE RANGE
                                                                ---------------
                                                                 HIGH     LOW
                                                                ------- -------
Year Ended September 30, 1997(1):
 Quarter Ended:
  December 31, 1996............................................ $34 5/8 $28 1/4
  March 31, 1997............................................... $32 5/8 $27 1/4
  June 30, 1997................................................ $33 5/8 $27 3/8
  September 30, 1997........................................... $36 3/4 $30 7/8
Year Ended September 30, 1996:
 Quarter Ended:
  December 31, 1995............................................ $62 3/8 $40
  March 31, 1996............................................... $72 5/8 $48 3/4
  June 30, 1996................................................ $81 3/8 $70 3/8
  September 30, 1996........................................... $77 1/2 $62 7/8

--------
(1) The sales prices for all periods subsequent to September 30, 1996 reflect the tax-free Distribution by Sterling Software of all shares of Commerce Stock held by Sterling Software to record holders of Common Stock on the close of business on that date. Stockholders received 1.59260 shares of Commerce Stock for each share of Common Stock owned as of that date.

  At November 10, 1997, the Company had approximately 1,022 holders of record of Common Stock.

  With the exception of the tax-free Distribution of shares of Commerce Stock to the Company's stockholders on September 30, 1996, the Company did not pay dividends on the Common Stock during the two years ended September 30, 1997 and does not expect to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected financial data should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

                                        YEARS ENDED SEPTEMBER 30
                            --------------------------------------------------
                             1997(1)       1996    1995(2)     1994   1993(3)
                            ----------  ---------- --------  -------- --------
                              (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
Operating data:
  Revenue.................. $  488,978  $  439,171 $396,311  $325,903 $303,207
  Cost of sales............    199,806     182,239  160,735   143,889  149,454
  Product development and
   enhancement.............     23,114      20,921   27,702    20,505   20,919
  Selling, general and
   administrative..........    197,341     175,237  147,552   112,380  115,403
  Income from continuing
   operations before
   reorganization costs,
   purchased research and
   development, other
   income (expense), income
   taxes, extraordinary
   item and cumulative
   effect of a change in
   accounting principle....     68,717      60,774   60,322    49,129   17,431
  Reorganization costs.....    106,037               19,512             87,622
  Purchased research and
   development.............    137,849               62,000
  Income (loss) from
   continuing operations
   before income taxes,
   extraordinary item and
   cumulative effect of a
   change in accounting
   principle...............   (136,396)     84,886  (18,656)   46,346  (73,153)
  Income (loss) from
   continuing operations
   before extraordinary
   item and cumulative
   effect of a change in
   accounting principle....   (132,968)     60,598  (33,656)   30,586  (48,041)
  Income from discontinued
   operations, net of
   taxes...................                 51,187   42,930    27,753   15,194
  Gain on the initial
   public offering of
   subsidiary, net of
   taxes...................                126,103
  Income (loss) applicable
   to common stockholders..   (132,968)    237,888    9,129    58,143  (38,106)
  Average common shares
   outstanding.............     38,494      32,316   23,649    19,812   17,507
Per common share data:
  Income (loss) from
   continuing operations
   before extraordinary
   item and cumulative
   effect of a change in
   accounting principle:
    Primary................      (3.45)       1.78    (1.43)     1.33    (2.80)
    Fully diluted..........      (3.45)       1.73    (1.43)     1.29    (2.80)
  Income (loss) before
   extraordinary item and
   cumulative effect of a
   change in accounting
   principle:
    Primary................      (3.45)       6.98      .39      2.54    (1.93)
    Fully diluted..........      (3.45)       6.65      .39      2.31    (1.93)
  Net income (loss):
    Primary................      (3.45)       6.98      .39      2.54    (2.18)
    Fully diluted..........      (3.45)       6.65      .39      2.31    (2.18)
Balance sheet data:
  Working capital.......... $  558,746  $  732,918 $218,713  $122,961 $ 57,106
  Total assets.............  1,065,658   1,097,613  657,711   444,661  364,087
  Long-term debt...........                         116,668   115,932  117,532
  Other noncurrent liabili-
   ties....................     49,249      36,397   21,845    18,867   18,331
  Stockholders' equity.....    748,254     879,491  348,338   175,804   97,697

--------
(1) On June 30, 1997, Sterling Software completed the acquisition of TI Software for approximately $214,774,000 including costs directly related to the acquisition. The acquisition was accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations of TI Software are included in the Company's results of operations from the date of acquisition. The 1997 results of operations include $137,849,000 of purchased research and development costs, which is the portion of the purchase price attributable to in-process research and development and which was charged to expense in accordance with the purchase method of accounting. The 1997 results of operations also include reorganization costs of $106,037,000 primarily related to the reorganization of the Company's operations in connection with the acquisition of TI Software and the termination of the Company's International Distributor Agreement with Sterling Commerce. These reorganization costs also include the write-down of certain excess cost over net assets acquired related to the Company's federal systems business. The tax benefit related to the purchased research and development and reorganization costs was $39,737,000. See Item. 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Combinations, Divestitures and Reorganizations" and Notes 2 and 3 of Notes to Consolidated Financial Statements.

(2) The 1995 results of operations include $62,000,000 of purchased research and development costs charged to expense in accordance with the purchase method of accounting in connection with the merger of the Company with KnowledgeWare, as well as $19,512,000 of reorganization costs primarily related to the reorganization of the Company's operations in connection with the merger. See Note 2 of Notes to Consolidated Financial Statements.

(3) The 1993 results of operations include $87,622,000 of reorganization costs primarily related to the reorganization of the Company's operations in connection with the combination of Sterling Software and Systems Center, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS COMBINATIONS, DIVESTITURES AND REORGANIZATIONS

  Acquisition of TI Software

  On June 30, 1997, Sterling Software completed the acquisition (the "Acquisition") of certain assets (including the capital stock of certain foreign subsidiaries) of Texas Instruments Incorporated ("Texas Instruments"). Such assets constitute substantially all of the assets used by TI Software in its business of developing, marketing, licensing, supporting and maintaining application development software and providing related consulting services. The results of operations of TI Software are included in the Company's results of operations from the date of the Acquisition.

  The cash purchase price paid for such assets was $165,000,000 and was funded from the Company's available cash balances. The total cost of the Acquisition was approximately $214,774,000, including costs directly related to the Acquisition of approximately $49,774,000, consisting of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs. Results of operations for 1997 include $137,849,000 of purchased research and development costs, which is the portion of the purchase price attributed to in-process research and development, and which was charged to expense in accordance with the purchase method of accounting.

  Termination of International Distributor Agreement

  Sterling Commerce, formerly a wholly owned subsidiary of Sterling Software formed to operate the business of Sterling Software's former Electronic Commerce Group, completed the Offering of 13,800,000 shares of Commerce Stock on March 13, 1996. In anticipation of the Offering, Sterling Software and Sterling Commerce entered into the International Distributor Agreement pursuant to which Sterling Software acted as the exclusive distributor of certain Sterling Commerce products in markets outside the United States and Canada. Effective as of June 30, 1997, Sterling Software and Sterling Commerce entered into an agreement terminating the International Distributor Agreement. Contemporaneously with such termination, Sterling Software sold to Sterling Commerce certain of the assets formerly used by Sterling Software in connection with the distribution of certain Sterling Commerce products outside the United States and Canada. In addition, Sterling Software and Sterling Commerce entered into certain short-term transitional arrangements relating to facilities sharing and administrative and other services.

  In consideration of the termination of the International Distributor Agreement and the sale of assets described above, Sterling Commerce (i) paid to Sterling Software $5,226,000 on June 30, 1997, (ii) subsequently paid to Sterling Software $10,076,000, which was equal to the net book value of the acquired assets and (iii) assumed certain liabilities of Sterling Software.

  Reorganization Costs

  The Company's results of operations for 1997 include reorganization costs of $106,037,000 primarily related to the reorganization of the Company's operations in connection with the Acquisition and the termination of the Company's International Distributor Agreement with Sterling Commerce. These reorganization costs also include the write-down of certain excess cost over net assets acquired related to the Company's federal systems business.

  Of the total reorganization costs, approximately $63,726,000 is a non-cash cost and the remaining $42,311,000 requires cash outlays. Currently, the Company does not expect to incur costs related to this reorganization in excess of the amount charged to operations in 1997.

SUBSIDIARY INITIAL PUBLIC OFFERING AND SPIN-OFF

  Sterling Commerce completed the Offering of 13,800,000 shares of Commerce Stock on March 13, 1996. Pursuant to the Offering, Sterling Software sold to the public 12,000,000 of its 73,200,000 shares of Commerce Stock and Sterling Commerce sold 1,800,000 of previously unissued shares of Commerce Stock. The Offering price was $24 per share of Commerce Stock, resulting in net proceeds to Sterling Software of approximately $265,458,000 after deducting underwriting discounts and commissions and Sterling Software's pro rata share of Offering expenses. Sterling Software recorded a gain of approximately $126,103,000, net of tax, from the sale of Commerce Stock in the Offering.

  On September 30, 1996, Sterling Software completed the spin-off of Sterling Commerce with the pro rata Distribution of its remaining 81.6% ownership in Sterling Commerce to Sterling Software's stockholders by means of a tax-free dividend. Holders of record of Common Stock as of the close of business on September 30, 1996 received 1.59260 shares of Commerce Stock for each share of Common Stock owned on such date. The Distribution resulted in the reduction of Sterling Software's stockholders' equity in the amount of $113,549,000, representing the book value of net assets distributed.

RESULTS OF OPERATIONS

  The results of operations of Sterling Commerce for 1996 and 1995 have been classified as discontinued operations in the accompanying Consolidated Financial Statements.

  1997 Compared to 1996

  Total revenue increased $49,807,000, or 11%, in 1997 over 1996 due to increases in all three of the Company's business segments. Total revenue generated from Sterling Software's international operations was $179,880,000 and $167,845,000 in 1997 and 1996, respectively, representing an increase of $12,035,000, or 7%, primarily due to increases in the systems management business segment (up 4%) and in the applications management business segment (up 35%). The significant increase in international revenue from the applications management business segment is primarily attributable to revenue from the new Applications International

Division, which includes the international operations that were acquired in the Acquisition. The increase in international revenue from Sterling Software's products and services was partially offset by a decline in revenue from sales of Sterling Commerce's interchange and communications software products and services due to the termination of the International Distributor Agreement during 1997. In addition, international operating results were adversely impacted by foreign currency exchange rate fluctuations in 1997, as a result of a stronger U.S. dollar. Had foreign currency exchange rates remained consistent with the previous year, international revenue would have been higher in 1997 by approximately $11,000,000. Revenue from the Company's international operations represented 37% of total revenue for 1997 and 38% for 1996. The Company currently expects revenue from its international operations to constitute a larger percentage of the Company's total revenue in future reporting periods.

  The Company's recurring revenue includes revenue from product support agreements generally having terms ranging from one to three years, fixed-term product lease and rental agreements generally having terms ranging from month-to-month to year-to-year, and federal contracts generally having terms ranging from one to five years. Like most federal contracts, Sterling Software's federal contracts permit termination by the government for convenience or for failure to obtain funding. Recurring revenue represented 52% of total revenue in 1997 compared to 54% in the 1996.

  Revenue from the systems management business segment increased $13,875,000, or 8%, in 1997 over 1996 primarily due to an increase of 15% in products revenue partially offset by a slight decline in product support revenue. The increase in products revenue was mainly attributable to strong domestic and international product sales in the operations management and storage management product lines. Approximately 49% of the systems management business segment's 1997 revenue was derived from the Company's international operations, compared to 51% in 1996.

  Revenue from the applications management business segment increased $33,138,000, or 30% in 1997 over 1996 due to a 20% increase in products revenue, a 13% increase in product support revenue and a 161% increase in services revenue. The significant increase in revenue from the applications management business segment is primarily attributable to revenue from the new Applications Development and Applications International divisions, which include the domestic and international operations that were acquired in the Acquisition. Approximately 37% of the applications management business segment's 1997 revenue was derived from the Company's international operations, compared to 35% in 1996.

  Revenue from the federal systems business segment increased $9,602,000 or 9%, due to higher contract billings in both the Information Technology Division and the Scientific Systems Division and due to a contract with the intelligence community added to the Company's federal systems business segment as a result of the Acquisition. In June 1997, NASA announced that the Scientific Systems Division was not selected for continuation of a contract with NASA's Ames Research Center for Federal Information Processing Services; however, the selection of another bidder was later rescinded. Although the final outcome of this procurement remains uncertain, the Company continues to perform services for NASA's Ames Research Center under an extension of the existing contract.

  Total costs and expenses increased $285,750,000 in 1997 compared to 1996. Excluding the Acquisition-related reorganization costs of $106,037,000 and the write-off of purchased research and development costs of $137,849,000 in 1997, total costs and expenses increased $41,864,000, or 11%, in 1997 compared to 1996.

  Total cost of sales increased $17,567,000, or 10%, in 1997 compared to 1996, commensurate with the increase in revenue. Cost of sales represented 41% of revenue in 1997 and 1996.

  Product development expense for 1997 was $23,114,000, net of $19,307,000 of capitalized software costs, as compared with 1996 product development expense of $20,921,000, net of $15,527,000 of capitalized software costs. Gross product development expense was 12% of non-federal revenue in 1997 compared with 11% in 1996. Capitalized development costs represented 46% and 43% of gross development costs in 1997 and 1996, respectively. Product development expenses and the capitalization rate historically have fluctuated, and may in the future continue to fluctuate, from period to period depending in part upon the number and status of software development projects which are in process.

  Selling, general and administrative expense increased $22,104,000, or 13%, in 1997 compared to 1996 and represented 40% of revenue in both 1997 and 1996.

  Interest expense decreased $2,821,000 in 1997 compared to 1996 due to the redemption in 1996 of the Company's 5.75% Convertible Subordinated Debentures (the "Debentures"). See Note 10 of Notes to Consolidated Financial Statements. Investment income increased $12,048,000 in 1997 over 1996 as a result of higher average cash and cash equivalents and marketable securities balances.

  The Company's loss from continuing operations before taxes was $136,396,000 in 1997 as compared to income from continuing operations before taxes of $84,886,000 in 1996. Excluding the $137,849,000 charge for purchased research and development and the $106,037,000 of reorganization costs, income from continuing operations before taxes increased $22,604,000, or 27%, in 1997 compared to 1996 primarily due to higher operating profits in all three of the Company's business segments and increases in investment income.

  The Company's effective tax rate for the year ended September 30, 1997 was 34% before the net tax benefit related to the reorganization costs and purchased research and development costs, as described above, compared to an effective tax rate of 29% for 1996. The effective tax rate benefit for the year ended September 30, 1997 of 3% significantly varies from the U.S. statutory rate due primarily to technology acquired in jurisdictions with a statutory rate below the U.S. rate and the write-down of excess cost over net assets acquired recorded in connection with previous acquisitions.

  Income from discontinued operations, net, for 1996 represents the classification of the results of operations of Sterling Commerce as discontinued. See Note 3 of Notes to Consolidated Financial Statements.

  1996 Compared to 1995

  Total revenue increased $42,860,000, or 11%, in 1996 over 1995 due to increases in all three of the Company's business segments as well as increases in sales of certain electronic commerce products internationally. See "Business Combinations, Divestitures and Reorganizations--Termination of International Distributor Agreement". Total revenue generated from Sterling Software's international operations was $167,845,000 in 1996 and $152,026,000 in 1995, representing an increase of $15,819,000, or 10%, over 1995. Had foreign currency exchange rates remained consistent with the previous year, international revenue would have been higher in 1996 by approximately $2,000,000. Revenue from the Company's international operations represented 38% of total revenue in both 1996 and 1995. The Company's recurring revenue, as described above, represented 54% of total revenue in 1996 compared to 55% of total revenue in 1995.

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

  Revenue from the applications management business segment increased $2,595,000, or 2%, in 1996 over 1995 primarily due to an increase in products revenue in the information management product line partially offset by products and product support revenue declines of approximately $9,200,000 related to products no longer actively marketed and product marketing rights no longer owned in 1996 versus 1995. In addition, the applications management business segment revenue increase was partially offset by decreases in products and product support revenue in the application development product line and by a decline in consulting services revenue due to the elimination of the Consulting Services Division during 1996. Approximately 35% of the applications management business segment's 1996 revenue was derived from the Company's international operations, compared to 39% in 1995.

  Federal systems revenue increased $10,486,000, or 10%, in 1996 over 1995 primarily due to higher contract billings in the Information Technology Division, offset in part by lower contract billings in the Scientific Systems Division due to the completion of certain contracts at NASA.

  Total costs and expenses decreased $39,104,000, or 9%, in 1996 compared to 1995. Excluding the reorganization costs of $19,512,000 and purchased research and development costs of $62,000,000, in connection with the merger of the Company with KnowledgeWare in 1995, total costs and expenses increased $42,408,000, or 13%, in 1996 over 1995.

  Total cost of sales increased $21,504,000, or 13%, in 1996 compared to 1995, commensurate with the increase in total revenue. Cost of sales represented 41% of revenue in both 1996 and 1995.

  Product development expense for 1996 of $20,921,000, net of $15,527,000 of capitalized software costs, decreased $6,781,000 from 1995 primarily due to a reduction of gross development costs in the applications management business segment. Capitalized development costs represented 43% and 30% of gross development costs for 1996 and 1995, respectively. The higher capitalization rate is due to a greater number of development projects having reached technological feasibility in 1996 compared to 1995. Product development expenses and the capitalization rate historically have fluctuated, and may in the future continue to fluctuate, from period to period depending in part upon the number and status of software development projects which are in process.

  Selling, general and administrative expense increased $27,685,000, or 19%, in 1996 over 1995 primarily due to increased sales, marketing and customer support activities supporting revenue growth in the Company's international operations offset by declines in the applications management business segment.

  Interest expense decreased $5,221,000 in 1996 compared to 1995 primarily due to the redemption in 1996 of the Debentures. See Note 10 of Notes to Consolidated Financial Statements. Investment income in 1996 increased $17,857,000 over 1995 as a result of higher average cash and cash equivalents and marketable securities balances primarily resulting from the net proceeds from the Offering of approximately $265,458,000 and the proceeds from the exercise of stock options and warrants of approximately $276,637,000.

  Income from continuing operations before income taxes in 1996 was $84,886,000 compared to a loss from continuing operations before income taxes in 1995 of $18,656,000. The loss from continuing operations before income taxes in 1995 is due to reorganization costs of $19,512,000 and $62,000,000 of purchased research and development costs related to the merger with KnowledgeWare and expensed in accordance with the purchase method of accounting. Excluding the reorganization costs and the write-off of purchased research and development costs in 1995, income from continuing operations before income taxes increased $22,030,000, or 35%, over 1995, primarily due to higher profits in the systems management and federal systems business segments partially offset by lower profits in the applications management business segment and losses from the sale of certain electronic commerce products internationally.

LIQUIDITY AND CAPITAL RESOURCES

  The Company maintained a strong liquidity and financial position with $558,746,000 of working capital at September 30, 1997, which includes $435,726,000 of cash and equivalents and $206,965,000 of marketable securities. For the year, net cash flows from operations were $124,703,000. Cash flows from operations, together with other available cash, were used to fund the Acquisition and related costs and to fund additions to property and equipment and capitalized software.

  The total cost of the Acquisition was approximately $214,774,000, including costs directly related to the Acquisition of approximately $49,774,000. The Company's 1997 results of operations include reorganization costs of $106,037,000 primarily related to the reorganization of the Company's operations in connection with the Acquisition and the termination of the International Distributor Agreement with Sterling Commerce. Of the total reorganization costs, approximately $63,726,000 consisted of non-cash costs and the remaining $42,311,000 required cash outlays. Of the aggregate $92,085,000 of costs directly related to the Acquisition and reorganization costs requiring cash outlays, approximately $40,539,000 had been paid at September 30, 1997.

  Capitalized software expenditures in 1997 were $19,418,000, primarily for the development of the Company's products and enhancements, compared to $15,852,000 in 1996.

  Effective July 1, 1997, the Company entered into an amended Revolving Credit Agreement ("Credit Agreement") with an unsecured borrowing capacity of $35,000,000. The Credit Agreement requires that certain financial ratios be maintained. Borrowings under the Credit Agreement will bear interest at the lower of the lender's base rate or the Eurodollar lending rate plus one-half percent and will mature on June 30, 2000. No amounts were borrowed during 1997 or outstanding under the Credit Agreement at September 30, 1997. At September 30, 1997, after the utilization of approximately $1,443,000 for standby letters of credit, approximately $33,557,000 was available for borrowing under the Credit Agreement. Certain of the Company's foreign subsidiaries have separate lines of credit totaling $21,305,000 that are used for foreign exchange exposure management and working capital requirements. These lines of credit are guaranteed by Sterling Software, Inc. At September 30, 1997, $1,081,000 was outstanding pursuant to these foreign lines of credit.

  During 1996, Sterling Software received proceeds of approximately $276,637,000 from the exercise of approximately 9,222,000 employee stock options and warrants. Also in 1996, the Company sold to the public 12,000,000 of its 73,200,000 shares of Commerce Stock resulting in net proceeds to the Company of approximately $265,458,000, after deducting underwriting discounts and commissions and the Company's pro rata share of Offering expenses.

  On December 20, 1995, the Company gave notice of the redemption of all of the $114,922,000 then outstanding principal amount of the Debentures, effective February 12, 1996. Approximately $114,912,000 principal amount of the Debentures were converted into 4,056,000 shares of Common Stock.

  On October 2, 1995, the Company renewed a share repurchase program authorizing the repurchase of shares of its Common Stock from time to time through open-market transactions. From October 2, 1995 to March 31, 1996, approximately 1,336,000 shares of Common Stock were repurchased under the program for an aggregate purchase price of approximately $59,372,000. No shares of Common Stock have been repurchased subsequent to March 31, 1996, and it is the Company's present intention not to resume the repurchase of Common Stock.

  At September 30, 1997, the Company's existing capital commitments consisted primarily of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations primarily from cash flow from operations. The Company believes available cash balances, cash equivalents and short-term investments combined with cash flows from operations and amounts available under existing credit agreements are sufficient to meet the Company's cash requirements for the foreseeable future.

OTHER MATTERS

  Demand for many of the Company's products tends to increase with increases in the rate of inflation as customers strive to improve employee productivity and reduce costs. However, the effect of inflation on the Company's relatively labor intensive cost structure could adversely affect its results of operations to the extent the Company is unable to recover increased operating costs through increased prices for, or increased sales of, its products and services.

  The assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the respective balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses are included as an adjustment to retained earnings. The Company has mitigated a portion of its currency exposure through decentralized sales, marketing and support operations and through international development facilities, in which substantially all costs are local-currency based. In the past, the Company has entered, and may in the future enter into, hedging transactions in an effort to reduce its exposure to currency exchange risks.

  The Company maintains a strategy of seeking to acquire businesses and products to fill strategic market niches. This acquisition strategy has contributed in part to the Company's growth in revenue and operating profit before reorganization and purchased research and development costs. The impact of future acquisitions on continued growth in revenue and operating profit cannot presently be determined.

  As widely reported, all users of IT systems are contending with the "Year 2000" compliance issue, i.e., the issue of whether those systems are capable of processing without error or interruption date-related data from more than one century. The Company does not expect to incur significant expense in ensuring that its internal IT systems are Year 2000 compliant, nor does it anticipate any significant difficulties in attaining such compliance. In addition, most of the products currently offered by the Company are Year 2000 compliant, with the remaining currently offered products expected to become compliant in 1998 through new releases. Because Year 2000 compliance is integrated into its normal product development activities, the Company does not expect to incur any significant incremental expense in addressing the Year 2000 compliance issue in its products. The Company's products operate on and in IT systems consisting of third party hardware and software, some of which may not be fully Year 2000 compliant. Regardless of whether the Company's products are Year 2000 compliant, there can be no assurance that customers will not assert Year 2000 related claims against the Company.

FORWARD-LOOKING INFORMATION

  This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain, or may contain, certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. When used in SEC Filings, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions, as they relate to Sterling Software or Sterling Software's management, identify forward-looking statements. Such statements reflect the current views of Sterling Software with respect to future events and are subject to certain risks, uncertainties and assumptions relating to Sterling Software's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by Sterling Software, the costs of product development and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

  Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            STERLING SOFTWARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................  23
Consolidated Financial Statements:
  Consolidated Balance Sheets as of September 30, 1997 and 1996...........  24
  Consolidated Statements of Operations for the Years Ended September 30,
   1997, 1996 and 1995....................................................  25
  Consolidated Statements of Stockholders' Equity for the Years Ended
   September 30, 1997, 1996 and 1995......................................  26
  Consolidated Statements of Cash Flows for the Years Ended September 30,
   1997, 1996 and 1995....................................................  27
  Notes to Consolidated Financial Statements..............................  28

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sterling Software, Inc.

  We have audited the accompanying consolidated balance sheets of Sterling Software, Inc. (the "Company") as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed under Item 14(a) of the Company's Annual Report on Form 10-K for the year ended September 30, 1997. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Dallas, Texas
November 7, 1997

                            STERLING SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                          1997        1996
                                                       ----------  ----------
                        ASSETS
Current assets:
  Cash and cash equivalents........................... $  435,726  $  524,237
  Marketable securities...............................    206,965     231,919
  Accounts and notes receivable, net..................    149,422     133,383
  Income tax receivable...............................      9,941       8,000
  Prepaid expenses and other current assets...........     24,847      17,104
                                                       ----------  ----------
    Total current assets..............................    826,901     914,643
Property and equipment, net...........................     48,598      39,330
Computer software, net of accumulated amortization of
 $87,258 in 1997 and $84,099 in 1996..................     70,422      57,488
Excess cost over net assets acquired, net of
 accumulated amortization of $20,650 in 1997 and
 $26,128 in 1996......................................     84,701      69,504
Noncurrent deferred income taxes......................     22,130       2,986
Other assets..........................................     12,906      13,662
                                                       ----------  ----------
                                                       $1,065,658  $1,097,613
                                                       ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities............ $  172,700  $   77,737
  Amounts due to Sterling Commerce, Inc...............                 35,134
  Deferred revenue....................................     95,455      68,854
                                                       ----------  ----------
    Total current liabilities.........................    268,155     181,725
Noncurrent deferred revenue...........................     20,432      15,778
Other noncurrent liabilities..........................     28,817      20,619
Contingencies and commitments
Stockholders' equity:
  Common stock, $.10 par value; 75,000,000 shares
   authorized; 39,904,000 and 39,807,000 shares issued
   in 1997 and 1996, respectively.....................      3,990       3,981
  Additional paid-in capital..........................    806,021     804,451
  Retained earnings (deficit).........................     (3,506)    130,156
  Less treasury stock, at cost; 1,352,000 and
   1,372,000 shares in 1997 and 1996, respectively....    (58,251)    (59,097)
                                                       ----------  ----------
    Total stockholders' equity........................    748,254     879,491
                                                       ----------  ----------
                                                       $1,065,658  $1,097,613
                                                       ==========  ==========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                   1997       1996      1995
                                                 ---------  --------  --------
Revenue:
  Products.....................................  $ 210,434  $192,464  $168,300
  Product support..............................    129,426   123,401   113,752
  Services.....................................    149,118   123,306   114,259
                                                 ---------  --------  --------
                                                   488,978   439,171   396,311
Costs and expenses:
 Cost of sales:
  Products and product support.................     69,783    72,201    57,726
  Services.....................................    130,023   110,038   103,009
                                                 ---------  --------  --------
                                                   199,806   182,239   160,735
  Product development and enhancement..........     23,114    20,921    27,702
  Selling, general and administrative..........    197,341   175,237   147,552
  Reorganization costs.........................    106,037              19,512
  Purchased research and development...........    137,849              62,000
                                                 ---------  --------  --------
                                                   664,147   378,397   417,501
                                                 ---------  --------  --------
Income (loss) from continuing operations before
 other income (expense) and income taxes.......   (175,169)   60,774   (21,190)
Other income (expense):
  Interest expense.............................       (540)   (3,361)   (8,582)
  Investment income............................     38,902    26,854     8,997
  Other........................................        411       619     2,119
                                                 ---------  --------  --------
                                                    38,773    24,112     2,534
                                                 ---------  --------  --------
Income (loss) from continuing operations before
 income taxes..................................   (136,396)   84,886   (18,656)
Provision (benefit) for income taxes...........     (3,428)   24,288    15,000
                                                 ---------  --------  --------
Income (loss) from continuing operations.......   (132,968)   60,598   (33,656)
Discontinued operations, net of applicable in-
 come taxes:
 Income from discontinued operations, net......               51,187    42,930
 Gain on the initial public offering of subsid-
  iary, net....................................              126,103
                                                 ---------  --------  --------
                                                             177,290    42,930
                                                 ---------  --------  --------
Net income (loss)..............................   (132,968)  237,888     9,274
Preferred stock dividends......................                            145
                                                 ---------  --------  --------
Income (loss) applicable to common stockhold-
 ers...........................................  $(132,968) $237,888  $  9,129
                                                 =========  ========  ========
Income (loss) per common share:
  Income (loss) from continuing operations
    Primary....................................  $   (3.45) $   1.78  $  (1.43)
                                                 =========  ========  ========
    Fully diluted..............................  $   (3.45) $   1.73  $  (1.43)
                                                 =========  ========  ========
  Net income (loss)
    Primary....................................  $   (3.45) $   6.98  $    .39
                                                 =========  ========  ========
    Fully diluted..............................  $   (3.45) $   6.65  $    .39
                                                 =========  ========  ========

                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                 PREFERRED STOCK      COMMON STOCK                          TREASURY STOCK
                                 ------------------   --------------                        ----------------
                                  NUMBER              NUMBER          ADDITIONAL RETAINED   NUMBER                TOTAL
                                    OF        PAR       OF     PAR     PAID-IN   EARNINGS     OF              STOCKHOLDERS'
                                  SHARES     VALUE    SHARES  VALUE    CAPITAL   (DEFICIT)  SHARES    COST       EQUITY
                                 --------   -------   ------  ------  ---------- ---------  ------  --------  -------------
Balance at September 30, 1994..        200   $    20  22,378  $2,238   $192,064  $    572    1,793  $(19,090)   $175,804
 Net income....................                                                     9,274                          9,274
 Preferred stock dividends.....                                                      (145)                          (145)
 Issuance of common stock and
  treasury stock for
  acquisition, net of issuance
  costs........................                          720      72     55,515             (1,701)   18,111      73,698
 Issuance of common stock
  pursuant to stock options
  and warrants, including tax
  benefit of $25,251...........                        3,431     343     88,505                                   88,848
 Issuance of common stock to
  retirement plan..............                                             607                (28)      304         911
 Other.........................       (200)      (20)                        61      (186)      (8)       93         (52)
                                  --------   -------  ------  ------   --------  --------   ------  --------    --------
Balance at September 30, 1995..                       26,529   2,653    336,752     9,515       56      (582)    348,338
 Net income....................                                                   237,888                        237,888
 Acquisition of common stock
  for treasury.................                                                              1,336   (59,372)    (59,372)
 Issuance of common stock
  pursuant to stock options
  and warrants, including tax
  benefit of $47,112...........                        9,222     922    322,827                                  323,749
 Issuance of common stock
  pursuant to conversion of
  5.75 % Debentures............                        4,056     406    111,970                                  112,376
 Proceeds from subsidiary
  initial public offering, net
  of minority interest of
  $7,382.......................                                          32,736                                   32,736
 Distribution of subsidiary....                                                  (113,549)                      (113,549)
 Issuance of common stock to
  retirement plan..............                                             127                (20)      857         984
 Adjustment to unrealized
  gains (losses) on available-
  for-sale securities, net of
  tax..........................                                                    (1,178)                        (1,178)
 Other.........................                                              39    (2,520)                        (2,481)
                                                      ------  ------   --------  --------   ------  --------    --------
Balance at September 30, 1996..                       39,807   3,981    804,451   130,156    1,372   (59,097)    879,491
 Net loss......................                                                  (132,968)                      (132,968)
 Issuance of common stock
  pursuant to stock options,
  including tax benefit of
  $450.........................                          104      10      1,865                                    1,875
 Issuance of common stock to
  retirement plan..............                                            (295)               (20)      845         550
 Adjustment to unrealized
  gains (losses) on available-
  for-sale securities, net of
  tax..........................                                                     2,381                          2,381
 Other.........................                           (7)     (1)              (3,075)                 1      (3,075)
                                                      ------  ------   --------  --------   ------  --------    --------
Balance at September 30, 1997..                       39,904  $3,990   $806,021  $ (3,506)   1,352  $(58,251)   $748,254
                                                      ======  ======   ========  ========   ======  ========    ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                    1997       1996      1995
                                                  ---------  --------  --------
Operating activities:
  Net income (loss).............................  $(132,968) $237,888  $  9,274
  Less: Income from discontinued operations.....             (177,290)  (42,930)
                                                  ---------  --------  --------
  Income (loss) from continuing operations......   (132,968)   60,598   (33,656)
  Adjustments to reconcile income (loss) from
   continuing operations to net cash provided by
   operating activities:
    Depreciation and amortization...............     34,520    31,599    27,916
    Provision for losses on accounts
     receivable.................................      3,950     4,857     4,351
    (Benefit) provision for deferred income
     taxes......................................    (19,145)   11,411     9,851
    Purchased research and development..........    137,849              62,000
    Reorganization costs........................     63,726               8,925
    Changes in operating assets and liabilities,
     net of effects of business acquisitions:
      Decrease (increase) in accounts and notes
       receivable...............................     28,294    (3,153)  (25,757)
      (Decrease) increase in amounts due to
       Sterling Commerce, Inc. .................    (35,134)   35,134
      Increase in prepaid expenses and other
       assets...................................     (1,095)  (16,109)   (4,973)
      Increase (decrease) in accounts payable,
       accrued liabilities and income taxes
       payable..................................     38,034   (61,541)   (4,852)
      Increase in deferred revenue..............        183       546     9,088
      Other.....................................      6,489    (2,181)      146
                                                  ---------  --------  --------
        Net cash provided by operating
         activities.............................    124,703    61,161    53,039
Investing activities:
  Purchases of property and equipment...........    (26,631)  (11,991)  (22,467)
  Purchases and capitalized cost of development
   of computer software.........................    (19,418)  (15,852)  (12,287)
  Business acquisitions, net of cash acquired...   (194,871)   (7,001)  (15,090)
  Purchases of investments......................   (255,888) (576,299) (143,827)
  Proceeds from sales of investments............    284,703   406,072   129,749
  Other.........................................        584       379       (88)
                                                  ---------  --------  --------
        Net cash used in investing activities...   (211,521) (204,692)  (64,010)
Financing activities:
  Purchases of treasury stock...................              (59,372)
  Preferred stock dividends.....................                           (145)
  Retirement and redemption of debt and capital
   lease obligations............................     (7,483)  (13,222)  (73,128)
  Proceeds from issuance of debt, net of
   issuance costs...............................      8,166     6,014    68,832
  Net proceeds from subsidiary public offering..              265,458
  Proceeds from issuance of common stock
   pursuant to the exercise of stock options and
   warrants.....................................      1,425   276,637    63,597
  Other.........................................     (1,487)   (4,162)   (3,270)
                                                  ---------  --------  --------
        Net cash provided by financing
         activities.............................        621   471,353    55,886
Cash flows provided by discontinued operations..               17,819    32,354
Effect of foreign currency exchange rate changes
 on cash........................................     (2,314)     (314)      127
                                                  ---------  --------  --------
(Decrease) increase in cash and equivalents.....    (88,511)  345,327    77,396
Cash and cash equivalents at beginning of year..    524,237   178,910   101,514
                                                  ---------  --------  --------
Cash and cash equivalents at end of year........  $ 435,726  $524,237  $178,910
                                                  =========  ========  ========
Supplemental cash flow information:
  Interest paid.................................  $     540  $  4,453  $  7,968
                                                  =========  ========  ========
  Income taxes paid.............................  $   6,308  $ 91,902  $ 10,243
                                                  =========  ========  ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

  Sterling Software, Inc. ("Sterling Software" or the "Company") was founded in 198l and became a publicly owned corporation in 1983. Sterling Software is a recognized worldwide supplier of software products and services within three major markets: systems management, applications management and federal systems. Consistent with Sterling Software's decentralized operating structure, major markets are served by independently operated business groups which consist of divisions and business units that focus on specific business niches within those markets. Sterling Software believes that its decentralized organizational structure promotes operating flexibility, improves responsiveness to customer requirements and focuses management on achieving revenue and operating profit objectives. Sterling Software has historically expanded its operations through internal growth and by business and product acquisitions.

  Basis of Presentation

  The consolidated financial statements include the accounts of Sterling Software after elimination of all significant intercompany balances and transactions. Certain amounts for periods ended prior to September 30, 1997, have been reclassified to conform to the current year presentation. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies at September 30, 1997 and 1996 and the results of operations for the years ended September 30, 1997, 1996 and 1995. While management has based their assumptions and estimates on the facts and circumstances currently known, final amounts may differ from such estimates.

  Revenue

  Revenue from license fees, including leasing transactions, for standard software products is recognized when the software is delivered, provided no significant future vendor obligations exist and collection is probable. Service revenue and revenue from products involving installation or other services are recognized as the services are performed.

  Product support contracts allow customers to receive updated versions of Sterling Software's products when and if they become available, as well as bug fixing, and Internet and telephone access to the Company's technical personnel. Revenue from product support contracts, including product support included in initial license fees, is recognized ratably over the contract period. All significant costs and expenses associated with product support contracts are expensed ratably over the contract period.

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

  Revenue from specialized information technology ("IT") services provided to the federal government under multi-year contracts is recognized as the services are performed. Revenue for services provided under other long-term contracts is recognized using the percentage-of-completion method of accounting. Losses on long-term contracts are recognized when the current estimate of total contract costs indicates a loss on a contract is probable.

  Software Development Costs

  The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standard No. 86 ("FAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Unamortized software development costs of $40,116,000 and $36,242,000 are included in "Computer software, net" at September 30, 1997 and 1996, respectively.

  Pursuant to FAS 86, costs are capitalized when technological feasibility of the product is established. Technological feasibility is established either upon the completion of a detailed program design or the completion of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Software development capitalized costs include, among other things, programmers salaries and benefits, outside contractor costs, computer time and allocated facilities costs.

  Depreciation and Amortization

  Property and equipment are recorded at cost and depreciated using the straight-line method over average useful lives of three to 20 years. Computer software costs are amortized on a product-by-product basis using the greater of the amount computed by taking the ratio of current year net revenue to estimated future net revenue or the amount computed by the straight-line method over periods ranging from three to seven years. Excess costs over the net assets of businesses acquired are amortized on a straight-line basis over periods of seven to 40 years. Other intangible assets are amortized on a straight-line basis over periods of three to ten years.

  Depreciation and amortization consists of the following for the years ended September 30, 1997, 1996 and 1995 (in thousands):

                                                        1997    1996    1995
                                                       ------- ------- -------
   Property and equipment............................. $13,644 $11,463 $ 9,922
   Purchased computer software........................   6,731   5,926   4,203
   Capitalized computer software development costs....   9,605   7,871   8,505
   Excess costs over net assets of businesses ac-
    quired............................................   4,278   5,839   4,894
   Intangible assets..................................     262     500     392
                                                       ------- ------- -------
                                                       $34,520 $31,599 $27,916
                                                       ======= ======= =======

  Income Taxes

  The Company's income taxes are presented in accordance with the provisions of Statement of Financial Accounting Standard No. 109 ("FAS 109"), "Accounting for Income Taxes," which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefit only to the extent, based on available evidence, it is more likely than not it will be realized.

  Stock Options

  The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," in accounting for its employee stock options and stock based awards. Under APB 25, if the exercise price of an employee's stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company will provide pro forma disclosures as required under Statement of Financial Accounting Standard No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation".

  Earnings Per Common Share

  Primary earnings per common share data is computed using the weighted average number of common shares and common share equivalents represented by stock options and warrants, if such stock options and warrants have a dilutive effect in the aggregate. For purposes of this computation, income applicable to common stockholders is adjusted to reflect use of net cash proceeds on the assumed exercise of stock options and warrants to purchase outstanding long-term debt or government securities, if such stock options and warrants have a dilutive effect in the aggregate.

  For the years ended September 30, 1997 and 1995, the net loss per common share calculations for such periods is based on the weighted average number of common shares outstanding during the year. The numbers of shares used in the computations of net loss per common share was 38,494,000 and 23,649,000 for the years ended September 30, 1997 and 1995, respectively. The numbers of shares used in the computations of primary and fully diluted income per common share for the year ended September 30, 1996 were 34,071,000 and 36,045,000, respectively.

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128 ("FAS 128"), "Earnings Per Share," which is required to be adopted for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. This change is expected to result in restated earnings per share as follows:

                                                              YEARS ENDED
                                                             SEPTEMBER 30
                                                          --------------------
                                                           1997   1996   1995
                                                          ------  ----- ------
   Income (loss) from continuing operations:
     Basic............................................... $(3.45) $1.88 $(1.43)
     Diluted............................................. $(3.45) $1.75 $(1.43)
   Net income (loss):
     Basic............................................... $(3.45) $7.36 $  .39
     Diluted............................................. $(3.45) $6.73 $  .39

  Foreign Currency Translation

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

  Excess Cost Over Net Assets Acquired

  Excess cost over net assets acquired is amortized on a straight-line basis over periods of seven to 40 years. The carrying amount of such costs which are not associated with other assets acquired in a purchase business combination is reviewed by management if facts and circumstances suggest that such amount may be impaired. If this review indicates that the costs will not be recoverable, as determined based on the estimated discounted future cash flows of the entity acquired over the remaining amortization period, the carrying amount is reduced by the estimated shortfall of cash flows. The carrying amount of costs associated with other assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

  Recent Developments

  In October 1997 the FASB approved the American Institute of Certified Public Accountants Statement of Position ("SOP 97-2"), "Software Revenue Recognition," which will be effective for transactions occurring after September 30, 1998. The Company's accounting policy for software revenue recognition is generally in compliance with SOP 97-2 and its adoption is not expected to have a material impact on the financial position or results of operations of the Company.

  In June 1997 the FASB issued Statement of Financial Accounting Standard No. 130 ("FAS 130"), "Reporting Comprehensive Income". FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of FAS 130 will require additional disclosure in the Company's financial statements but will not have any impact on the financial position or results of operations of the Company.

  Also in June 1997, the FASB issued Statement of Financial Accounting Standard No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information". FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of FAS 131 is not expected to have a material impact on the information the Company currently discloses about its business segments.

2. BUSINESS ACQUISITIONS AND REORGANIZATIONS

  Acquisition of TI Software

  On June 30, 1997, Sterling Software completed the acquisition (the "Acquisition") of certain assets (including the capital stock of certain foreign subsidiaries) of Texas Instruments Incorporated ("Texas Instruments"). Such assets constituted substantially all of the assets used by Texas Instruments' Software Division ("TI Software") in its business of developing, marketing, licensing, supporting and maintaining application development software and providing related consulting services. The results of operations of TI Software are included in the Company's results of operations from the date of the Acquisition.

  The cash purchase price paid for such assets was $165,000,000 and was funded from the Company's available cash balances. The total cost of the Acquisition was approximately $214,774,000, including costs directly related to the Acquisition of approximately $49,774,000, consisting of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs. The components of the aggregate cost were as follows (in thousands):

   Cash paid to Texas Instruments..................................... $165,000
   TI Software employee severance and benefits........................   28,696
   Elimination of duplicate facilities and leases of TI Software......   10,578
   Transaction costs..................................................    4,904
   Other costs........................................................    5,596
                                                                       --------
                                                                       $214,774
                                                                       ========

  The Acquisition has been accounted for in accordance with the purchase method of accounting. The aggregate purchase price has been allocated to the assets and liabilities acquired, with the remainder recorded as excess cost over net assets acquired, based on estimates of fair values as follows (in thousands):

   Working capital (deficit)......................................... $(10,100)
   Property and equipment............................................    4,530
   Software..........................................................   24,054
   Purchased research and development costs charged to expense.......  137,849
   Other liabilities.................................................      (32)
   Excess cost over net assets acquired..............................   58,473
                                                                      --------
                                                                      $214,774
                                                                      ========

  The estimates of fair value were determined by the Company's management based on information furnished by the management of TI Software and an independent valuation of acquired software and research and development. The cost of the Acquisition which was allocable to purchased research and development costs was charged to expense in 1997 in accordance with the purchase method of accounting.

  The following unaudited pro forma information presents the Company's results of operations as if the Acquisition had occurred at October 1, 1996. The pro forma information has been prepared by combining the results of operations of the Company and TI Software for the years ended September 30, 1997 and 1996, adjusted for the elimination of charges for purchased research and development costs and reorganization costs, additional amortization expense and the resulting impact on the provision for income taxes. This pro forma information does not purport to be indicative of what would have occurred had the Acquisition and related reorganization occurred as of that date or of results of operations which may occur in the future (in thousands, except per share data):

                                                                 YEARS ENDED
                                                                SEPTEMBER 30
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
   Revenue................................................... $653,353 $709,660
   Income before other income (expense) and income taxes..... $ 40,400 $ 54,146
   Income from continuing operations......................... $ 50,769 $ 50,785
   Income from continuing operations per share............... $   1.28 $   1.46

  Acquisition of KnowledgeWare

  On November 30, 1994, Sterling Software acquired KnowledgeWare, Inc. ("KnowledgeWare"), a provider of applications development software and services, for approximately $106,000,000, in a stock-for-stock acquisition (the "Merger") accounted for in accordance with the purchase method of accounting. In connection with the Merger, the Company issued approximately 2,421,000 shares of the Company's common stock, par value $0.10 per share ("Common Stock"), valued at approximately $74,443,000 and reserved approximately 340,000 shares of Common Stock for issuance upon exercise of KnowledgeWare's options and warrants. In addition, the Company incurred costs directly related to the Merger of approximately $31,672,000.

  The results of operations of KnowledgeWare are included in the Company's results of operations from the date of the Merger. In addition, the 1995 results of operations include $62,000,000 of purchased research and development costs charged to expense in accordance with the purchase method of accounting.

  Reorganization Costs

  The Company's 1997 results of operations include costs of $106,037,000 primarily related to the reorganization of the Company's operations in connection with the Acquisition and the termination of the International Distributor Agreement dated March 4, 1996 (the "International Distributor Agreement") with Sterling Commerce, Inc. ("Sterling Commerce"), formerly a wholly owned subsidiary of Sterling Software formed to operate the business of Sterling Software's former Electronic Commerce Group. These reorganization costs also include the write-down of certain excess cost over net assets acquired related to the Company's federal systems business. Of the total reorganization costs, approximately $63,726,000 consisted of non-cash costs and the remaining $42,311,000 required cash outlays, $13,504,000 of which had been paid as of September 30, 1997. The components of the reorganization costs were as follows (in thousands):

   Employee termination costs........................................  $ 18,539
   Write-down of software products which will not be actively market-
    ed...............................................................    17,591
   Write-down of excess cost over net assets acquired................    38,955
   Elimination of duplicate facilities and equipment.................    19,993
   Out of pocket costs related to the reorganization.................     5,109
   Other costs.......................................................     5,850
                                                                       --------
                                                                       $106,037
                                                                       ========

  The Company's 1995 results of operations include reorganization costs of $19,512,000 primarily related to the reorganization of the Company's operations in connection with the Merger with KnowledgeWare. Of the total reorganization costs, approximately $8,377,000 consisted of non-cash costs and the remaining $11,135,000 required cash outlays, substantially all of which had been paid as of September 30, 1996.

3. DISCONTINUED OPERATIONS

  Sterling Commerce completed the initial public offering (the "Offering") of 13,800,000 shares of its common stock, par value $0.01 per share ("Commerce Stock"), on March 13, 1996. Pursuant to the Offering, Sterling Software sold to the public 12,000,000 of its 73,200,000 shares of Commerce Stock and Sterling Commerce sold 1,800,000 of previously unissued shares of Commerce Stock. The Offering price was $24 per share of Commerce Stock, resulting in net proceeds to Sterling Software of approximately $265,458,000 after deducting underwriting discounts and commissions and Sterling Software's pro rata share of Offering expenses. Sterling Software recorded a gain of approximately $126,103,000, net of tax, from the sale of Commerce Stock in the Offering.

  On September 30, 1996, Sterling Software completed the spin-off of Sterling Commerce with the pro rata distribution (the "Distribution") of its remaining 81.6% ownership in Sterling Commerce to Sterling Software's stockholders by means of a tax-free dividend. Holders of record of Common Stock as of the close of business on

September 30, 1996 received 1.59260 shares of Commerce Stock for each share of Common Stock owned on such date. The Distribution resulted in the reduction of Sterling Software's stockholders' equity in the amount of $113,549,000, representing the book value of net assets distributed.

  The results of operations of Sterling Commerce for 1996 and 1995 have been classified as discontinued operations. The income from discontinued operations reflected in the table below is inclusive of minority interest held by stockholders other than Sterling Software. Summary operating results of discontinued operations are as follows (in thousands):

                                                                 YEARS ENDED
                                                                SEPTEMBER 30
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
     Revenue................................................. $267,773 $203,578
     Total costs and expenses................................ $172,568 $131,550
     Income before income taxes.............................. $ 96,422 $ 71,550
     Income taxes............................................ $ 38,030 $ 28,620
     Income from discontinued operations, net................ $ 58,392 $ 42,930

  In anticipation of the Offering, Sterling Software and Sterling Commerce entered into a number of agreements (the "Intercompany Agreements") for the purpose of defining certain relationships between them. As a result of Sterling Software's then ownership interest in Sterling Commerce, the terms of such Intercompany Agreements were not the result of arm's-length negotiation. The Intercompany Agreements included a tax allocation agreement, an indemnification agreement and the International Distributor Agreement. The tax allocation agreement provides that for periods during which Sterling Commerce and/or its subsidiaries are included in the Company's consolidated federal income tax returns or consolidated, combined or unitary state tax returns (which periods include the period between the Offering and the Distribution), the Company is required to pay to or entitled to receive from Sterling Commerce its allocable portion of the consolidated federal and state income tax liability or refunds, respectively. The indemnification agreement provides, among other things, that each party thereto (the "Indemnifying Party") will indemnify the other party thereto and its directors, officers, employees, agents and representatives (each, an "Indemnified Party") for liabilities that may be incurred by an Indemnified Party relating to (i) the businesses, operations or assets conducted or owned or formerly conducted or owned by the Indemnifying Party and its subsidiaries (except, in the case where the Company is the Indemnifying Party, the businesses, operations and assets of Sterling Commerce and its subsidiaries) or (ii) the failure by the Indemnifying Party to comply with any other agreements executed in connection with the Offering. In addition, the indemnification agreement provides that Sterling Commerce will indemnify the Company and its directors, officers, employees, agents and representatives for any liabilities resulting from or arising out of certain acts, failures to act or the provision of incorrect factual information by Sterling Commerce in connection with the Internal Revenue Service ("IRS") ruling request that cause the Distribution to be taxable to the Company or its stockholders. The International Distributor Agreement, which was terminated effective as of June 30, 1997 as described below, defined the terms pursuant to which the Company acted as the exclusive distributor of certain Sterling Commerce products in markets outside the United States and Canada.

  Pursuant to a Termination Agreement dated June 30, 1997, by and between Sterling Software and Sterling Commerce, the International Distributor Agreement was terminated. Contemporaneously with such termination, Sterling Software sold to Sterling Commerce certain of the assets formerly used by Sterling Software in connection with the distribution of certain Sterling Commerce products outside the United States and Canada. In addition, Sterling Software and Sterling Commerce entered into certain short-term transitional arrangements relating to facilities sharing and administrative and other services.

  In consideration of the termination of the International Distributor Agreement and the sale of assets described above, Sterling Commerce (i) paid to Sterling Software $5,226,000 on June 30, 1997, (ii) subsequently paid to Sterling Software $10,076,000, which was equal to the net book value of the acquired assets, and (iii) assumed certain liabilities of Sterling Software.

  As a result of various transactions between the Company and Sterling Commerce, including royalties due to Sterling Commerce as a result of the Company acting as an international distributor, tax and other expenses charged to Sterling Commerce and Sterling Commerce's participation in the Company's central cash management program (which participation terminated upon completion of the Distribution on September 30, 1996), amounts payable and receivable from Sterling Commerce arise from time to time. At September 30, 1996, the Company had amounts due to Sterling Commerce of $35,134,000, which were remitted to Sterling Commerce subsequent to September 30, 1996.

4. LEGAL PROCEEDINGS AND CLAIMS

  On November 30, 1994, Sterling Software acquired KnowledgeWare in a stock-for-stock acquisition. On March 14, 1995, the Securities and Exchange Commission (the "Commission") entered an Order Directing Private Investigation and Designating Officers to take Testimony titled "In the Matter of KnowledgeWare, Inc. (NY-6231)". The investigation generally relates to (i) trading in KnowledgeWare securities from July 1, 1992 through the time of the stock-for-stock transaction by which Sterling Software acquired KnowledgeWare,
(ii) KnowledgeWare's compliance with the Commission's filing and reporting obligations and (iii) the adequacy and/or accuracy of KnowledgeWare's public disclosures, recordkeeping and accounting controls. In addition to the potential liability of the Company's wholly owned subsidiary that was the surviving corporation in the KnowledgeWare Merger, Sterling Software may have an indemnity obligation with respect to certain individuals who may be subject to the Commission's investigation. While any legal investigation or proceeding involves inherent uncertainty, Sterling Software's management believes based upon presently available information that the ultimate resolution of the Commission's investigation will not materially affect the financial condition or results of operations of the Company.

  The Company is also subject to certain legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of the liability, if any, ultimately incurred by Sterling Software with respect to any existing proceedings and claims, net of applicable reserves and available insurance, will not materially affect the financial condition or results of operations of the Company.

5. SEGMENT INFORMATION

  The Company acquires, develops, markets and supports a broad range of computer software products and services in three major markets: systems management, applications management and federal systems. Major markets are represented through independently operated business segments. The systems management business segment provides products that enable customers to ensure the quality of service of IT applications across enterprise networked computing environments. The applications management business segment provides application development products and services for business modeling through code generation, as well as products and services that enable customers to extend the life and usefulness of legacy applications and to facilitate enterprise information access. The federal systems business segment provides specialized IT services to the federal government under numerous multi-year contracts primarily in support of two major customers, the National Aeronautics and Space Administration and the Department of Defense. Through June 30, 1997, the Company sold, marketed and provided first-level support outside of the United States and Canada for Sterling Commerce's interchange and communications software products, the results of which are included in the business segment information under "Corporate and other".

  Financial information concerning the Company's operations, by business segment, for the years ended September 30, 1997, 1996 and 1995, is summarized as follows (in thousands):

   INDUSTRY SEGMENTS                             1997        1996       1995
   -----------------                          ----------  ----------  --------
   Revenue:
     Systems Management.....................  $  184,679  $  170,804  $154,657
     Applications Management................     142,942     109,804   107,209
     Federal Systems........................     121,790     112,188   101,702
     Corporate and other....................      39,567      46,375    32,743
                                              ----------  ----------  --------
       Consolidated totals..................  $  488,978  $  439,171  $396,311
                                              ==========  ==========  ========
   Operating Profit (Loss):
     Systems Management.....................  $   70,629  $   65,858  $ 55,471
     Applications Management................      20,842      16,408    21,320
     Federal Systems........................       8,689       7,982     6,648
     Reorganization costs...................    (106,037)              (19,512)
     Purchased research and development.....    (137,849)              (62,000)
     Corporate and other....................     (31,443)    (29,474)  (23,117)
                                              ----------  ----------  --------
       Consolidated totals..................  $ (175,169) $   60,774  $(21,190)
                                              ==========  ==========  ========
   Identifiable Assets:
     Systems Management.....................  $  150,549  $  135,845  $115,729
     Applications Management................     194,641     107,713   125,410
     Federal Systems........................      58,445      68,809    56,737
     Corporate and other....................     662,023     785,246   306,648
     Discontinued operations................                            53,187
                                              ----------  ----------  --------
       Consolidated totals..................  $1,065,658  $1,097,613  $657,711
                                              ==========  ==========  ========
   Capital Expenditures (including additions
    to computer software):
     Systems Management.....................  $   16,919  $   14,597  $ 11,808
     Applications Management................       8,968       6,603     7,753
     Federal Systems........................       1,284       1,255     1,518
     Corporate and other....................      18,878       5,388    13,675
                                              ----------  ----------  --------
       Consolidated totals..................  $   46,049  $   27,843  $ 34,754
                                              ==========  ==========  ========
   Depreciation and Amortization:
     Systems Management.....................  $   16,014  $   12,230  $ 10,612
     Applications Management................      13,674      12,926    11,390
     Federal Systems........................       2,231       2,290     2,196
     Corporate and other....................       2,601       4,153     3,718
                                              ----------  ----------  --------
       Consolidated totals..................  $   34,520  $   31,599  $ 27,916
                                              ==========  ==========  ========
   Revenue from the U.S. Government:
     Systems Management.....................  $    4,140  $    3,521  $  3,250
     Applications Management................       7,455       5,169     2,930
     Federal Systems........................     112,802     104,052    97,650
                                              ----------  ----------  --------
       Consolidated totals..................  $  124,397  $  112,742  $103,830
                                              ==========  ==========  ========

  The amounts presented for "Corporate and other" include corporate expense, cash balances, marketable securities, long-term investments, deferred income tax balances, other assets, the results of operations and assets of the Company's retail software division, and, through June 30, 1997, the results of operations relating to the international distribution of certain Sterling Commerce products.

6. OPERATIONS BY GEOGRAPHIC AREA

  The Company's operations in the United States and international markets at September 30, 1997, 1996 and 1995 and for the years then ended are summarized as follows (in thousands):

   GEOGRAPHICAL SEGMENT INFORMATION              1997        1996       1995
   --------------------------------           ----------  ----------  --------
   Revenue:
     United States........................... $  294,273  $  252,181  $225,923
     Europe..................................    106,848      88,611    89,659
     Pacific.................................     33,789      36,905    35,185
     Canada and Latin America................     14,501      15,099    12,801
     Corporate and other.....................     39,567      46,375    32,743
                                              ----------  ----------  --------
                                              $  488,978  $  439,171  $396,311
                                              ==========  ==========  ========
   Operating Profit (Loss):
     United States........................... $   74,948  $   72,824  $ 54,940
     Europe..................................     12,664       9,773    16,925
     Pacific.................................      7,265       3,970     7,242
     Canada and Latin America................      5,283       3,681     4,332
     Reorganization costs....................   (106,037)              (19,512)
     Purchased research and development......   (137,849)              (62,000)
     Corporate and other.....................    (31,443)    (29,474)  (23,117)
                                              ----------  ----------  --------
                                              $ (175,169) $   60,774  $(21,190)
                                              ==========  ==========  ========
   Identifiable Assets:
     United States........................... $  226,944  $  217,021  $200,527
     Europe..................................    145,111      82,537    77,856
     Pacific.................................     25,900       9,236    15,055
     Canada and Latin America................      5,680       3,573     4,438
     Corporate and other.....................    662,023     785,246   306,648
     Discontinued operations.................                           53,187
                                              ----------  ----------  --------
                                              $1,065,658  $1,097,613  $657,711
                                              ==========  ==========  ========

  The amounts presented for "Corporate and other" include corporate expense, cash balances, marketable securities, long-term investments, deferred income tax balances, other assets, the results of operations of the Company's retail software division, and, through June 30, 1997, the results of operations relating to the international distribution of certain Sterling Commerce products.

7. MARKETABLE SECURITIES AND OTHER LONG-TERM INVESTMENTS

  At September 30, 1997 and 1996, all of the Company's marketable securities and other long-term investments were classified as available-for-sale and consist of the following (in thousands):

                                                                     GROSS
                                                                  UNREALIZED
                                                                ---------------
                                            AGGREGATE AMORTIZED
                                              FAIR      COST    HOLDING HOLDING
                                              VALUE     BASIS    GAINS  LOSSES
                                            --------- --------- ------- -------
   September 30, 1997
    Commercial paper....................... $ 14,887  $ 14,887
    U.S. corporate notes...................   96,520    96,337  $  291   $(108)
    U.S. government obligations............   14,947    15,018             (71)
    Municipal obligations..................   74,140    73,982     161      (3)
    Other..................................    6,471     4,864   1,607
                                            --------  --------  ------   -----
                                            $206,965  $205,088  $2,059   $(182)
                                            ========  ========  ======   =====

                                                                    GROSS
                                                                 UNREALIZED
                                                               ---------------
                                           AGGREGATE AMORTIZED
                                             FAIR      COST    HOLDING HOLDING
                                             VALUE     BASIS    GAINS  LOSSES
                                           --------- --------- ------- -------
   September 30, 1996
    Commercial paper...................... $ 33,468  $ 33,468
    U.S. corporate notes..................   76,115    76,577   $ 25   $  (487)
    U.S. government obligations...........   76,062    76,265     89      (292)
    Municipal obligations.................   25,507    25,501      6
    Other.................................   20,767    21,889     28    (1,150)
                                           --------  --------   ----   -------
                                           $231,919  $233,700   $148   $(1,929)
                                           ========  ========   ====   =======

  At September 30, 1997, scheduled maturities of investments in debt securities are: $96,325,450 principal amount within one year and $104,160,651 principal amount between one and five years.

8. ACCOUNTS AND NOTES RECEIVABLE

  Accounts and notes receivable consist of the following at September 30 (in thousands):

                                                                1997     1996
                                                              -------- --------
     Trade................................................... $141,981 $115,427
     Unbilled................................................   19,593   24,032
                                                              -------- --------
                                                               161,574  139,459
     Less: Allowance for doubtful accounts...................   12,152    6,076
                                                              -------- --------
                                                              $149,422 $133,383
                                                              ======== ========

  At September 30, 1997 and 1996, accounts receivable include $38,806,000 and $35,975,000, respectively, due under contracts with the federal government and related agencies. The remainder of the Company's receivables are due principally from corporations in diverse industries located in North America, Europe and Asia Pacific, which mitigates exposure to concentrations of credit risk. Trade receivables are generally not collateralized. The Company performs periodic credit evaluations of its customers' financial conditions.

9. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at September 30 (in thousands):

                                                                 1997    1996
                                                                ------- -------
     Computer and peripheral equipment......................... $39,734 $38,663
     Furniture, fixtures and other equipment...................  35,731  33,067
     Leasehold improvements....................................  15,563   9,629
                                                                ------- -------
                                                                 91,028  81,359
     Less: Accumulated depreciation............................  42,430  42,029
                                                                ------- -------
                                                                $48,598 $39,330
                                                                ======= =======

10. LONG-TERM DEBT

  Effective July 1, 1997, the Company entered into an amended Revolving Credit Agreement ("Credit Agreement") with an unsecured borrowing capacity of $35,000,000. The Credit Agreement requires that certain financial ratios be maintained. Borrowings under the Credit Agreement will bear interest at the lower of the lender's base rate or the Eurodollar lending rate plus one-half percent and will mature on June 30, 2000. No amounts were borrowed during 1997 or outstanding under the Credit Agreement at September 30, 1997. At September 30, 1997, after the utilization of approximately $1,443,000 for standby letters of credit, approximately $33,557,000 was available for borrowing under the Credit Agreement. Certain of the Company's foreign subsidiaries have separate lines of credit totaling $21,305,000 that are used for foreign exchange exposure management and working capital requirements. These lines of credit are guaranteed by Sterling Software, Inc. At September 30, 1997, $1,081,000 was outstanding pursuant to these foreign lines of credit.

  On December 20, 1995, the Company gave notice of the redemption of all of the $114,922,000 then outstanding principal amount of its 5.75% Convertible Subordinated Debentures (the "Debentures"), effective February 12, 1996. Approximately $114,912,000 principal amount of the Debentures were converted into 4,056,000 shares of Common Stock.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  Accounts payable and accrued liabilities consist of the following at September 30 (in thousands):

                                                                 1997    1996
                                                               -------- -------
     Trade accounts payable................................... $ 41,777 $16,712
     Accrued compensation.....................................   49,728  37,242
     Accrued acquisition and reorganization costs.............   45,545   4,017
     Other accrued liabilities................................   35,650  19,766
                                                               -------- -------
                                                               $172,700 $77,737
                                                               ======== =======

  Accrued acquisition and reorganization costs at September 30, 1997 are primarily due to the Acquisition and subsequent reorganization and are primarily for the remaining commitments pursuant to employee termination costs and the elimination of duplicate facilities and equipment.

12. INCOME TAXES

  The provision (benefit) for income taxes on income (loss) from continuing operations is composed of the following (in thousands):

                                                        YEARS ENDED SEPTEMBER
                                                                 30
                                                       -------------------------
                                                        1997     1996     1995
                                                       -------  -------  -------
   Current:
     Federal.......................................... $11,309  $10,055  $ 4,449
     State............................................   2,310
     Foreign..........................................   2,098    2,822      700
   Deferred:
     Federal.......................................... (17,330)  10,551    9,087
     State............................................  (1,685)   2,970      764
     Foreign..........................................    (130)  (2,110)
                                                       -------  -------  -------
                                                       $(3,428) $24,288  $15,000
                                                       =======  =======  =======

  The effective income tax rate on income (loss) from continuing operations before income taxes differed from the federal income tax statutory rate for the following reasons (in thousands):

                                                    YEARS ENDED SEPTEMBER 30
                                                    --------------------------
                                                      1997     1996     1995
                                                    --------  -------  -------
   Tax expense (benefit) at U.S. federal statutory
    rate..........................................  $(47,739) $29,703  $(6,530)
   Increases (reductions) in tax expense (benefit)
    resulting from:
     Purchased research and development for which
      no income tax benefit was recognized........    36,251            21,700
     Taxes on foreign subsidiaries' income at
      rates less than the U.S. federal statutory
      rates.......................................    (1,307)
     Recognition of previously unrecognized
      deferred income tax asset...................    (3,022)  (7,853)  (1,197)
     Amortization and write-down of excess cost
      over net assets acquired....................    14,663    1,680    1,761
     Foreign sales corporation....................    (1,891)  (1,568)  (2,163)
     State income taxes, net of federal benefit...      (125)   2,970      764
     Other........................................      (258)    (644)     665
                                                    --------  -------  -------
                                                    $ (3,428) $24,288  $15,000
                                                    ========  =======  =======

  Income (loss) before income taxes includes foreign pretax earnings (losses) of $7,269,000, $3,525,000 and $(4,300,000) for the years ended September 30,
1997, 1996 and 1995, respectively.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset as of September 30 are as follows (in thousands):

                                                              1997     1996
                                                             -------  -------
   Deferred income tax assets:
     Net operating loss carryforwards....................... $35,116  $44,167
     General business and alternative minimum tax credit
      carryforwards.........................................   5,219    5,073
     Foreign tax credit carryforwards.......................            6,583
     Foreign taxes creditable on undistributed foreign
      source income.........................................   5,397    5,397
     Reserves and reorganization accruals...................  59,924   12,640
                                                             -------  -------
       Deferred income tax assets........................... 105,656   73,860
                                                             -------  -------
   Deferred income tax liabilities:
     Capitalized software costs.............................  12,958   11,292
     Depreciation and amortization..........................   2,253    2,110
     Other future income tax liabilities....................  27,491   13,626
                                                             -------  -------
       Deferred income tax liabilities......................  42,702   27,028
                                                             -------  -------
     Deferred income tax asset net of deferred income tax
      liability.............................................  62,954   46,832
     Less valuation allowance............................... (40,824) (43,846)
                                                             -------  -------
       Net deferred income tax asset........................ $22,130  $ 2,986
                                                             =======  =======

  The valuation allowance relates principally to certain net operating loss and credit carryforwards. Although realization is not assured, management believes that future taxable income based on expected future earnings of the Company will more likely than not utilize a portion of the net operating loss carryforwards, tax credit carryforwards and other future tax deductions in existence at September 30, 1997, equivalent to the net deferred income tax asset. As there can be no assurances on amounts in excess of the net deferred income tax asset, the aforementioned valuation allowance has been recorded and may change as estimates during the carryforward periods change.

  At September 30, 1997, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $63,750,000 and $5,220,000, respectively. These carryforwards will expire at various times between 1998 and 2009, with approximately $63,750,000 of the net operating loss carryforwards expiring between 2007 and 2009. The utilization of substantially all of these carryforwards is restricted to future taxable income of certain of the Company's wholly owned subsidiaries and limited by
Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Thus, the Company's utilization of these carryforwards cannot be assured.

13. COMMITMENTS

  The Company leases certain facilities and equipment under operating leases. Total rent expense for the years ended September 30, 1997, 1996 and 1995 was $22,667,000, $19,366,000 and $26,359,000, respectively. At September 30, 1997, minimum future rental payments due under all operating leases, net of estimated future sublease income, are as follows (in thousands):

         1998.......................................... $ 26,859
         1999..........................................   23,729
         2000..........................................   18,212
         2001..........................................   13,958
         2002..........................................    9,207
         Thereafter....................................   31,923
                                                        --------
                                                        $123,888
                                                        ========

14. PREFERRED STOCK

  The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.10 per share ("Preferred Stock"). The Board of Directors of Sterling Software has authorized the issuance of up to 750,000 shares of Preferred Stock, designated as Series A Junior Participating Preferred Stock ("Series A Junior Preferred Stock"), pursuant to the terms of the Rights Agreement dated as of December 18, 1996 (the "Rights Plan"). The Board of Directors of the Company is authorized, without action by the stockholders, to issue Preferred Stock and fix for each series the number of shares, designation, dividend rights, voting rights, redemption rights and other rights.

15. RIGHTS PLAN

  On December 18, 1996, the Board of Directors of the Company declared a dividend distribution of one right (a "Right") for each share of Common Stock outstanding at the close of business on December 31, 1996 (the "Record Date"), pursuant to the terms of the Rights Plan. The Rights Plan also provides, subject to specified exceptions and limitations, that shares of Common Stock issued after the Record Date will be entitled to and accompanied by Rights. Pursuant to the Rights Plan, one Right to purchase 1/100th of a share of Series A Junior Preferred Stock (structured so as to be substantially the equivalent of a share of Common Stock) is attached to each issued and outstanding share of Common Stock. Subject to certain conditions, each Right entitles the holder to purchase 1/100th of a share of Series A Junior Preferred Stock at a price (the "Purchase Price") of $200.00 per 1/100th of a share of Junior Preferred Stock (subject to adjustment).

  In general, the Rights will not become exercisable, or transferable apart from the shares of Common Stock, unless a person or group of affiliated or associated persons becomes the beneficial owner of, or commences a tender offer that would result in beneficial ownership of, 15% or more of the outstanding shares of Common Stock (any such person or group of persons being referred to in the Rights Plan as an "Acquiring Person"). Thereafter, under certain circumstances, each Right (other than any Rights that are or were beneficially owned by an Acquiring Person, which Rights will be void) could become exercisable to purchase at the Purchase Price a number of shares of Common Stock (or, in certain circumstances, the common stock of a company into which the Company is merged or consolidated or to which the Company sells all or substantially all of its assets) having a market value equal to two times the Purchase Price. The Rights will expire on December 31, 2006, unless earlier redeemed by Sterling Software at a redemption price of $.01 per Right (subject to adjustment), or otherwise exchanged or amended in accordance with the terms of the Rights Plan.

16. STOCK OPTIONS AND WARRANTS

  In April 1996, Sterling Software's Board of Directors adopted, and in May 1996 Sterling Software's stockholders approved, the 1996 Stock Option Plan. In September 1996, the 1996 Stock Option Plan was amended to conform to certain amendments to the rules promulgated under Section 16 of the Securities Exchange Act of 1934. At September 30, 1997, 485,545 shares were reserved for future grants of options under the 1996 Stock Option Plan. Options granted pursuant to the 1996 Stock Option Plan become exercisable generally within 90 days of the date of grant or at a rate of 25% per year and expire either five or ten years from the date of grant. Any tax benefit associated with the exercise of options and warrants is credited to paid-in capital. As a result of the approval of the 1996 Stock Option Plan, Sterling Software's Board of Directors will not issue any of the remaining 1,293,000 options available for grant under Sterling Software's other existing stock option plans.

  Options that were unexercised with respect to 81,681 shares of Common Stock at the close of business on September 30, 1996 were adjusted to thereafter be exercisable with respect to 207,950 shares at exercise prices ranging from $3.36 to $32.40 to preserve the economic value of such options after the spin-off of Sterling Commerce. Stock option transactions are summarized below for the three years ended September 30, 1997:

                                    1997                1996                 1995
                             ------------------- -------------------- --------------------
                                        WEIGHTED             WEIGHTED             WEIGHTED
                                        AVERAGE              AVERAGE              AVERAGE
                                        EXERCISE             EXERCISE             EXERCISE
                              OPTIONS    PRICE    OPTIONS     PRICE    OPTIONS     PRICE
                             ---------  -------- ----------  -------- ----------  --------
   Options outstanding at
    October 1..............     81,681   $46.06   8,085,731   $28.36   6,460,763   $19.34
   Conversion adjustment...    126,269
   Options assumed in the
    Merger.................                                              166,173    50.25
   Options granted.........  9,551,900    28.27   1,147,675    42.33   4,886,547    29.79
   Options exercised.......   (104,503)   13.61  (8,912,213)   27.69  (3,242,780)   17.70
   Options terminated and
    canceled...............   (497,193)   26.33    (239,512)   36.26    (184,972)   29.52
                             ---------           ----------           ----------
   Options outstanding at
    September 30...........  9,158,154    28.51      81,681    46.06   8,085,731    28.36
                             =========           ==========           ==========
   Options exercisable at
    September 30...........  4,601,704    28.03      81,681    46.06   3,781,222    30.26
                             =========           ==========           ==========
   Options available for
    grant at September 30..    485,545            7,750,000            1,293,704
                             =========           ==========           ==========

  Information related to options outstanding at September 30, 1997 is summarized below:

                                         OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                              ----------------------------------------- ------------------------
                                        WEIGHTED AVERAGE    WEIGHTED                 WEIGHTED
                                           REMAINING        AVERAGE                  AVERAGE
   RANGE OF EXERCISE PRICES    OPTIONS  CONTRACTUAL LIFE EXERCISE PRICE  OPTIONS  EXERCISE PRICE
   ------------------------   --------- ---------------- -------------- --------- --------------
           $ 3.99--
             $27.25           1,171,118     8 Years          $26.83       573,718     $26.40
           $27.26--
             $28.25           6,790,150     8 Years          $28.25     4,000,000     $28.25
           $28.26--
             $35.50           1,196,886     6 Years          $31.63        27,986     $29.39
                              ---------                                 ---------
                              9,158,154                                 4,601,704
                              =========                                 =========

  During 1996 and 1995, 310,097 and 189,300 warrants with an aggregate exercise price of $10,734,659 and $4,012,704, respectively, were exercised for shares of Common Stock. Also, in 1996, 82,650 warrants with an aggregate exercise price of $8,750,155 were canceled. At September 30, 1997 and 1996, no warrants were outstanding.

  FAS 123 requires disclosure of pro forma net earnings and net earnings per common share information computed as if the Company had accounted for its employee stock options granted subsequent to October 1, 1995 under the fair value method set forth in FAS 123. The fair value of the Company's outstanding stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

                                                                       YEARS
                                                                       ENDED
                                                                     SEPTEMBER
                                                                        30
                                                                     ----------
                                                                     1997  1996
                                                                     ----  ----
     Expected option life in years..................................  4.0   4.0
     Risk-free interest rate........................................ 5.74% 6.14%
     Volatility factor.............................................. 0.40  0.40

  The Company does not have a history of paying dividends and none have been assumed in estimating the fair value of the options.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because, among other things, changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. In addition, because FAS 123 is applicable only to options granted subsequent to October 1, 1995, the pro forma information does not reflect the pro forma effect of all previous stock option grants of the Company. Therefore, the pro forma information is not necessarily indicative of future amounts until FAS 123 is applied to all outstanding stock options.

                                                              YEARS ENDED
                                                              SEPTEMBER 30
                                                           -------------------
                                                             1997       1996
                                                           ---------  --------
   Pro forma net income (loss)............................ $(174,180) $226,037
   Pro forma net income (loss) per share:
     Primary.............................................. $   (4.52) $   6.63
     Fully diluted........................................ $   (4.52) $   6.32
   Weighted-average fair value of options granted during
    the year.............................................. $   12.00  $   6.58

17. POSTRETIREMENT BENEFITS

  The Company has a plan to provide retirement benefits under the provisions of Section 401(k) of the Code for full time employees and for part time employees who have completed a specified term of service. Pursuant to this plan, eligible participants may elect to contribute a percentage of their annual gross compensation and the Company will contribute additional amounts, as provided by the plan. Benefits under the plan are limited to the assets of the plan. Company contributions charged to expense during 1997, 1996 and 1995 were $2,829,000, $2,315,000 and $2,474,000, respectively. One-half of the
Company's contributions are invested in Common Stock. Effective October 1, 1996, the portion of the plan consisting of the Company's contributions was designated as an employee stock ownership plan. During 1997, 1996 and 1995, the investment of the Company's contributions included 19,771, 19,665 and 28,597 shares of Common Stock, respectively. These share contributions include those made with respect to Sterling Commerce employees through September 30, 1996, the date of the spin-off.

  Certain of the Company's subsidiaries also provide healthcare benefits to eligible retired employees. These benefits are subject to deductibles, copayment provisions and other limitations including retiree premium contributions. The Company's policy is to fund the cost of such postretirement healthcare coverage in amounts determined at the discretion of management. A plan amendment was adopted in October 1994 that reduced the number of employees eligible for participation in the postretirement benefit plan and reduced the Company's future cost for certain eligible participants. The impact of the amendment in 1995 was a curtailment gain of approximately $1,400,000. A plan amendment was adopted in October 1997 that extended coverage to non-spouse dependents of eligible retirees. This amendment is not expected to add additional expense or liability to the plan. The Company and its subsidiaries may amend or change the plan periodically, or may terminate the plan.

  The following table sets forth the computation of accrued postretirement healthcare benefit costs at September 30 (in thousands):

                                                                  1997   1996
                                                                 ------ ------
   Accumulated postretirement benefit obligation:
     Retirees................................................... $1,122 $  775
     Fully eligible active plan participants....................    930    977
     Other active plan participants.............................  1,141  1,259
                                                                 ------ ------
                                                                  3,193  3,011
     Assets at fair market value................................  1,924  1,766
                                                                 ------ ------
   Projected benefit obligation in excess of assets at fair
    market value................................................  1,269  1,245
   Unrecognized net gain (loss).................................  1,670  1,768
                                                                 ------ ------
     Accrued postretirement benefit cost........................ $2,939 $3,013
                                                                 ====== ======

  The following table presents net periodic postretirement healthcare benefit costs for the years ended September 30 (in thousands):

                                                                YEARS ENDED
                                                               SEPTEMBER 30
                                                             -------------------
                                                             1997   1996   1995
                                                             -----  -----  -----
   Service cost............................................. $  86  $  98  $ 108
   Interest cost............................................   221    205    241
   Actual asset return......................................  (159)  (112)   (90)
   Net amortization and deferral............................  (223)  (233)  (208)
                                                             -----  -----  -----
     Net periodic postretirement benefit cost............... $ (75) $ (42) $  51
                                                             =====  =====  =====

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at September 30, 1997 and 1996. The weighted-average annual assumed rate of increase in the per capita cost of covered benefits ("Healthcare Cost Trend Rate") is 9% for 1998 and is assumed to decrease gradually to 5% after 8 years and remain at that level thereafter. The weighted average Healthcare Cost Trend Rate was 9.5% for 1997 and is assumed to decrease gradually to 5% after 9 years and remain at that level thereafter.

  The Healthcare Cost Trend Rate assumption has a significant effect on the amounts reported. For example, increasing the assumed Healthcare Cost Trend Rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1997 by $188,400 and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1997 by $12,900.

18. CHANGE-IN-CONTROL AND EMPLOYMENT ARRANGEMENTS

  As of September 30, 1997, the Company had change-in-control agreements with 18 of its officers providing for payments based on the individual officer's respective salary, bonus and benefits if there is a change-in-control (as defined) in the Company and termination of employment occurs. The change-in-control agreements further provide that the Company will make certain payments to each officer party thereto to compensate such officer for the economic effect of such officer's liability to pay excise taxes to the extent that payments received by such officer, pursuant to the change-in-control agreement, stock option agreements or otherwise, are considered as "contingent on a change in ownership or control" under Section 280G of the Code (the "Tax Payment"). Additionally, the Company has agreed to make the Tax Payment to one former officer of the Company with respect to excise taxes determined to be payable on benefits received by such former officer under a stock option agreement with the Company. Based on certain assumptions, at September 30, 1997, the Company's maximum liability for salaries, bonuses, benefits and Tax Payments under these agreements was estimated to be approximately $44,000,000. The Company's actual liability, if any, under these agreements will depend on a number of factors, including the level of salaries, bonuses and benefits being received by the then covered officers prior to a change-in-control and the price at which any change-in-control transaction occurs.

  As of September 30, 1997, the Company had entered into severance agreements with 14 of its officers providing for payments based on the individual officer's respective salary and bonus and continuation of benefits if the Company terminates the officer's employment. In addition, the Company has entered into an agreement with one executive officer that provides for an annual base salary plus agreed-upon bonuses and benefits and converts to a consulting agreement upon the occurrence of certain events. The Company has also entered into a consulting agreement with one of its directors that provides for severance payments based on the director's consulting compensation upon the occurrence of certain events. At September 30, 1997, the Company's maximum estimated liability for future salaries, fees, bonuses and benefits under these agreements was approximately $15,000,000.

19. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

  The Company's consolidated operating results for each quarter of 1997 and 1996 are summarized as follows (in thousands, except per share data):

                                                THREE MONTHS ENDED
                                    -------------------------------------------
                                    DECEMBER 31 MARCH 31 JUNE 30   SEPTEMBER 30
                                    ----------- -------- --------  ------------
Year ended September 30, 1997 (1):
  Revenue
    Products.......................   $36,556   $47,579  $ 52,234    $74,065
    Product support................    30,336    29,179    29,106     40,805
    Services.......................    30,249    29,986    32,904     55,979
                                      -------   -------  --------    -------
                                       97,141   106,744   114,244    170,849
  Cost of sales
    Products and product support...    16,554    18,966    17,668     16,595
    Services.......................    26,308    26,056    29,350     48,309
                                      -------   -------  --------    -------
                                       42,862    45,022    47,018     64,904
                                      -------   -------  --------    -------
  Product development and
   enhancement.....................     4,806     5,011     4,532      8,765
  Selling, general and
   administrative..................    40,732    43,560    45,288     67,761
  Reorganization costs.............                       106,037
  Purchased research and
   development.....................                       137,849
  Income (loss) from continuing
   operations......................    12,740    15,324  (185,463)    24,431
  Average common shares
   outstanding.....................    38,439    38,466    38,533     38,549
  Income (loss) per common share:
    Net income (loss):
      Primary......................   $   .33   $   .40  $  (4.81)   $   .62
      Fully diluted................       .33       .40     (4.81)       .61
Year ended September 30, 1996:
  Revenue
    Products.......................   $34,972   $45,932  $ 50,027    $61,533
    Product support................    31,194    31,121    30,397     30,689
    Services.......................    29,819    29,544    30,122     33,821
                                      -------   -------  --------    -------
                                       95,985   106,597   110,546    126,043
  Cost of sales
    Products and product support...    15,154    18,062    17,665     21,320
    Services.......................    26,076    26,520    26,767     30,675
                                      -------   -------  --------    -------
                                       41,230    44,582    44,432     51,995
  Product development and
   enhancement.....................     6,072     5,197     4,618      5,034
  Selling, general and
   administrative..................    38,677    42,606    45,115     48,839
  Income from continuing
   operations......................     9,018    12,776    17,358     21,446
  Income applicable to common
   stockholders....................    21,307   152,018    29,394     35,169
  Average common shares
   outstanding.....................    26,630    29,450    35,758     37,432
  Income per common share:
    Income from continuing
     operations:
      Primary......................   $   .31   $   .40  $    .47    $   .57
      Fully diluted................       .30       .39       .47        .57
    Net income:
      Primary......................   $   .72   $  4.74  $    .80    $   .93
      Fully diluted................       .66      4.42       .80        .93

  Information concerning the Company's operations by business segment for each quarter of 1997, 1996 and 1995 is summarized as follows (in thousands):

                                              THREE MONTHS ENDED
                                 ----------------------------------------------
                                 DECEMBER 31 MARCH 31   JUNE 30   SEPTEMBERN 30
                                 ----------- --------  ---------  -------------
Year ended September 30,
 1997(1):
 Revenue:
  Systems Management............  $ 36,950   $ 43,916  $  46,045    $ 57,768
  Applications Management.......    21,952     21,834     22,015      77,141
  Federal Systems...............    27,858     27,954     30,919      35,059
  Corporate and other...........    10,381     13,040     15,265         881
                                  --------   --------  ---------    --------
    Consolidated totals.........  $ 97,141   $106,744  $ 114,244    $170,849
                                  ========   ========  =========    ========
 Operating Profit (Loss):
  Systems Management............  $ 12,889   $ 17,099  $  18,530    $ 22,111
  Applications Management.......     2,224      2,824      3,378      12,416
  Federal Systems...............     2,395      2,303      1,826       2,165
  Reorganization costs..........                        (106,037)
  Purchased research and
   development..................                        (137,849)
  Corporate and other...........    (8,767)    (9,075)    (6,328)     (7,273)
                                  --------   --------  ---------    --------
    Consolidated totals.........  $  8,741   $ 13,151  $(226,480)   $ 29,419
                                  ========   ========  =========    ========
Year ended September 30, 1996:
 Revenue:
  Systems Management............  $ 35,210   $ 40,969  $  42,558    $ 52,067
  Applications Management.......    26,459     28,228     28,244      26,873
  Federal Systems...............    26,262     26,815     27,553      31,558
  Corporate and other...........     8,054     10,585     12,191      15,545
                                  --------   --------  ---------    --------
    Consolidated totals.........  $ 95,985   $106,597  $ 110,546    $126,043
                                  ========   ========  =========    ========
 Operating Profit (Loss):
  Systems Management............  $ 11,625   $ 15,535  $  16,389    $ 22,309
  Applications Management.......     3,859      4,630      6,155       1,764
  Federal Systems...............     2,300      1,816      2,038       1,828
  Corporate and other...........    (7,778)    (7,769)    (8,201)     (5,726)
                                  --------   --------  ---------    --------
    Consolidated totals.........  $ 10,006   $ 14,212  $  16,381    $ 20,175
                                  ========   ========  =========    ========
Year ended September 30, 1995:
 Revenue:
  Systems Management............  $ 33,374   $ 37,287  $  37,821    $ 46,175
  Applications Management.......    20,010     25,347     29,548      32,304
  Federal Systems...............    23,665     24,590     25,372      28,075
  Corporate and other...........     6,547      6,905     10,039       9,252
                                  --------   --------  ---------    --------
    Consolidated totals.........  $ 83,596   $ 94,129  $ 102,780    $115,806
                                  ========   ========  =========    ========
 Operating Profit (Loss):
  Systems Management............  $ 11,136   $ 13,460  $  14,154    $ 16,721
  Applications Management.......     4,491      5,125      5,284       6,420
  Federal Systems...............     1,526      1,867      1,953       1,302
  Reorganization costs..........   (19,512)
  Purchased research and
   development..................   (62,000)
  Corporate and other...........    (6,308)    (5,386)    (5,894)     (5,529)
                                  --------   --------  ---------    --------
    Consolidated totals.........  $(70,667)  $ 15,066  $  15,497    $ 18,914
                                  ========   ========  =========    ========

--------
(1) On June 30, 1997, Sterling Software completed the acquisition of TI Software for approximately $214,774,000 including costs directly related to the acquisition. The acquisition was accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations of TI Software are included in the Company's results of operations from the date of acquisition. The 1997 results of operations include $137,849,000 of purchased research and development costs, which is the portion of the purchase price attributable to in-process research and development and which was charged to expense in accordance with the purchase method of accounting. The 1997 results of operations also include reorganization costs of $106,037,000 primarily related to the reorganization of the Company's operations in connection with the acquisition of TI Software and the termination of the Company's International Distributor Agreement with Sterling Commerce. These reorganization costs also include the write-down of certain excess cost over net assets acquired related to the Company's federal systems business. The tax benefit related to the purchased research and development and reorganization costs was $39,737,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information concerning the directors of the Company is set forth in the Proxy Statement to be provided to stockholders in connection with the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Proposal I--Election of Directors," which information is incorporated herein by reference. Information concerning compliance with
Section 16 of the Securities Exchange Act of 1934, as amended, by persons subject to such Section is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Part I of this report, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information concerning executive compensation is set forth in the Proxy Statement under the headings "Management Compensation" and "Proposal I-- Election of Directors," which information is incorporated herein by reference. Information contained in the Proxy Statement under the caption "Management Compensation--Report of the Executive and Stock Option Committees on Executive Compensation" and "--Stock Performance Chart" is not incorporated by reference herein.

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

  1. Consolidated Financial Statements:

    See Index to Consolidated Financial Statements at Item 8.

  2. Consolidated Financial Statement Schedule:

    Schedule II--Valuation and Qualifying Accounts for the Years Ended September 30, 1997, 1996 and 1995.

  3. Exhibits:

    2.1  Asset Purchase Agreement, dated April 18, 1997, by and between Texas
         Instruments Incorporated and the Company (1)
    2.2  Amendment No. 1 to Asset Purchase Agreement, dated June 19, 1997, by and between Texas Instruments Incorporated, the Company and certain subsidiaries of the Company, and Amendment No. 2 to Asset Purchase
         Agreement, dated June 28, 1997, by and between Texas Instruments
         Incorporated, the Company and certain subsidiaries of the Company (2)
    3.1  Certificate of Incorporation of the Company, as amended (3)
    3.2  Restated Bylaws of the Company (4)
    4.1  Form of Common Stock Certificate (5)
    4.2  Rights Agreement, dated December 18, 1996, by and between the Company and The First National Bank of Boston, as Rights Agent (6)
   10.1  Supplemental Executive Retirement Plan II of Informatics General
         Corporation ("SERP II"), as amended by Amendment to SERP II (7), (8)
   10.2  Sterling Software, Inc. Amended and Restated 1996 Stock Option Plan
         (8), (9)
   10.3  Form of Stock Option Agreement between the Company and each of Sam
         Wyly and Charles J. Wyly, Jr. (8), (19)
   10.4  Form of Stock Option Agreement between the Company and Sterling L.
         Williams (8), (19)
   10.5  Form of Stock Option Agreement between the Company and Jeannette P.
         Meier (8), (19)
   10.6  Form of Stock Option Agreement between the Company and Geno P. Tolari
         (8), (19)
   10.7  1997 Executive Compensation Plan for Group Presidents (8), (11)
   10.8  1998 Executive Compensation Plan for Group Presidents (8), (19)
   10.9  Employment Agreement, dated December 1, 1994, between the Company and
         Werner L. Frank (8), (12)
   10.10 Consulting Agreement, dated October 1, 1996, between the Company and
         Michael C. French (8), (11)
   10.11 Agreement, dated February 12, 1996, between the Company and Sterling
         L. Williams (8), (13)
   10.12 Form of Change-in-Control Severance Agreement, dated February 12,
         1996, between the Company and each of Sam Wyly, Charles J. Wyly, Jr.,
         Sterling L. Williams, Jeannette P. Meier and Geno P. Tolari (8), (13)
   10.13 Form of Amendment to Change-in-Control Severance Agreement, dated June
         18, 1996, between the Company and each of Sam Wyly, Charles J. Wyly,
         Jr., Sterling L. Williams, Jeannette P. Meier and Geno P. Tolari (8),
         (14)

   10.14 Form of Severance Agreement, dated February 12, 1996, between the
         Company and each of Jeannette P. Meier and Geno P. Tolari (8), (13)
   10.15 Form of Amendment to Severance Agreement, dated August 15, 1997, between the Company and each of Jeannette P. Meier and Geno P. Tolari
         (8), (19)
   10.16 Form of Indemnity Agreement between the Company and each of its directors and officers (7)
   10.17 Sterling Software, Inc. Deferred Compensation Plan (adopted effective
         February 1, 1997) (8), (15)
   10.18 First Amendment to Sterling Software, Inc. Deferred Compensation Plan, dated October 27, 1997 (8), (19)
   10.19 Third Amended and Restated Revolving Credit Agreement, dated July 1,
         1997, by and among the Company, BankBoston, N.A. and Bank One, Texas,
         National Association and BankBoston, N.A. as agent for itself and Bank
         One, Texas, National Association (16)
   10.20 Tax Allocation Agreement, dated March 4, 1996, between the Company and
         Sterling Commerce, Inc. (17)
   10.21 Indemnification Agreement, dated March 4, 1996, between the Company and Sterling Commerce, Inc. (18)
   10.22 International Distributor Agreement, dated March 4, 1996, between
         Sterling Software International, Inc. and Sterling Commerce
         International, Inc. (18)
   10.23 Amendment No. 1 to International Distributor Agreement, dated January
         31, 1997, between Sterling Commerce B.V. and Sterling Software
         International, Inc. (3)
   10.24 Termination Agreement, dated June 30, 1997, between Sterling Software
         International, Inc. and Sterling Commerce B.V. (2)
   10.25 Master Software License Agreement, dated March 4, 1996, by and among the Company, Sterling Commerce, Inc. and their respective subsidiaries parties thereto (18)
   10.26 Agreement dated September 19, 1996 by Sterling Commerce, Inc. for the benefit of the Company (11)
   11.1  Computation of Earnings Per Share, Year Ended September 30, 1996 (19)
   21.1  Subsidiaries of the Company (19)
   23.1  Consent of Ernst & Young LLP (19)
   27.1  Financial Data Schedule (19)

--------
 (1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference. In accordance with Item 601 of Regulation S-K, this copy of the Asset Purchase Agreement does not include the schedules or exhibits thereto, which schedules and exhibits are listed in the table of contents to the Asset Purchase Agreement. The Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of such schedules and exhibits upon request.
 (2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1997, as amended, and incorporated herein by reference.
 (3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference.
 (4) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 and incorporated herein by reference.
 (5) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 and incorporated herein by reference.
 (6) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 18, 1996 and incorporated herein by reference.
 (7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.

 (8) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.
 (9) Previously filed as an exhibit to the Company's Registration Statement No. 333-13303 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.
(14) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.
(15) Previously filed as an exhibit to the Company's Registration Statement No. 333-37653 and incorporated herein by reference.
(16) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.
(17) Previously filed as an exhibit to Registration Statement No. 33-80595 filed by Sterling Commerce, Inc. and incorporated herein by reference.
(18) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 filed by Sterling Commerce, Inc. and incorporated herein by reference.
(19) Filed herewith.

  (b) Reports on Form 8-K.

    During the three-month period ended September 30, 1997, the Company filed one Current Report on Form 8-K (the "Report"). The Report, dated June 30, 1997 and filed with the Securities and Exchange Commission on July 1, 1997, included information under Item 2--Acquisition or Disposition of Assets and
  Item 5--Other Events. On August 13, 1997, the Report was amended to include the financial statements and exhibits required by Item 7 of Form 8-K.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STERLING SOFTWARE, INC.

Date: November 18, 1997                          /s/ Sterling L. Williams
                                          By: _________________________________
                                              Sterling L. Williams President,
                                                Chief Executive Officer and
                                               Director (Principal Executive
                                                         Officer)

Date: November 18, 1997                              /s/ R. Logan Wray
                                          _____________________________________
                                                 R. Logan Wray Senior Vice
                                               President and Chief Financial
                                             Officer (Principal Financial and
                                                    Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: November 18, 1997                           /s/ Robert J. Donachie
                                          -------------------------------------
                                                    Robert J. Donachie
                                              Chairman of the Audit Committee
                                                       and Director

Date: November 18, 1997                            /s/ Michael C. French
                                          -------------------------------------
                                                     Michael C. French
                                                         Director

Date: November 18, 1997                            /s/ Phillip A. Moore
                                          -------------------------------------
                                                     Phillip A. Moore
                                                         Director

Date: November 18, 1997                          /s/ Charles J. Wyly, Jr.
                                          -------------------------------------
                                                   Charles J. Wyly, Jr.
                                              Vice Chairman of the Board and
                                                         Director

Date: November 18, 1997                              /s/ Evan A. Wyly
                                          -------------------------------------
                                                       Evan A. Wyly
                                                Vice President and Director

Date: November 18, 1997                          /s/ Donald R. Miller, Jr.
                                          -------------------------------------
                                                   Donald R. Miller, Jr.
                                                         Director

Date: November 18, 1997                            /s/ Alan W. Steelman
                                          -------------------------------------
                                                     Alan W. Steelman
                                                         Director

Date: November 18, 1997                          /s/ Sterling L. Williams
                                          -------------------------------------
                                                   Sterling L. Williams
                                            President, Chief Executive Officer
                                                       and Director
                                               (Principal Executive Officer)

Date: November 18, 1997                                /s/ Sam Wyly
                                          -------------------------------------
                                                         Sam Wyly
                                            Chairman of the Board and Director

                                                                    SCHEDULE II

                            STERLING SOFTWARE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                         ADDITIONS
                                   ----------------------
                                              CHARGED TO
                        BALANCE AT CHARGED TO    OTHER                         BALANCE AT
                        BEGINNING  COSTS AND  ACCOUNTS--      DEDUCTIONS--       END OF
                        OF PERIOD   EXPENSES   DESCRIBE         DESCRIBE         PERIOD
                        ---------- ---------- -----------     ------------     -----------
Allowance for doubtful
 accounts at September
 30, 1995.............. $6,532,000 $4,351,000 $(1,563,000)(1) $(2,144,000)(2)  $ 7,176,000
                        ========== ========== ===========     ===========      ===========
Allowance for doubtful
 accounts at September
 30, 1996.............. $7,176,000 $4,857,000 $(1,998,000)(1) $(3,959,000)(2)  $ 6,076,000
                        ========== ========== ===========     ===========      ===========
Allowance for doubtful
 accounts at September
 30, 1997.............. $6,076,000 $3,950,000 $ 4,436,000 (3) $(2,310,000)(2)  $12,152,000
                        ========== ========== ===========     ===========      ===========

--------
(1) Offsets to deferred revenue.
(2) Accounts written off.
(3) Offsets to deferred revenue and allowances for doubtful accounts acquired in the acquisition of the Software Division of Texas Instruments Incorporated.

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  2.1    Asset Purchase Agreement, dated April 18, 1997, by and between Texas
         Instruments Incorporated and the Company (1)
  2.2    Amendment No. 1 to Asset Purchase Agreement, dated June 19, 1997, by and between Texas Instruments Incorporated, the Company and certain subsidiaries of the Company, and Amendment No. 2 to Asset Purchase
         Agreement, dated June 28, 1997, by and between Texas Instruments
         Incorporated, the Company and certain subsidiaries of the Company (2)
  3.1    Certificate of Incorporation of the Company, as amended (3)
  3.2    Restated Bylaws of the Company (4)
  4.1    Form of Common Stock Certificate (5)
  4.2    Rights Agreement, dated December 18, 1996, by and between the Company and The First National Bank of Boston, as Rights Agent (6)
 10.1    Supplemental Executive Retirement Plan II of Informatics General
         Corporation ("SERP II"), as amended by Amendment to SERP II (7), (8)
 10.2    Sterling Software, Inc. Amended and Restated 1996 Stock Option Plan
         (8), (9)
 10.3    Form of Stock Option Agreement between the Company and each of Sam
         Wyly and Charles J. Wyly Jr. (8), (19)
 10.4    Form of Stock Option Agreement between the Company and Sterling L.
         Williams (8), (19)
 10.5    Form of Stock Option Agreement between the Company and Jeannette P.
         Meier (8), (19)
 10.6    Form of Stock Option Agreement between the Company and Geno P. Tolari
         (8), (19)
 10.7    1997 Executive Compensation Plan for Group Presidents (8), (11)
 10.8    1998 Executive Compensation Plan for Group Presidents (8), (19)
 10.9    Employment Agreement, dated December 1, 1994 between the Company and
         Werner L. Frank (8), (12)
 10.10   Consulting Agreement, dated October 1, 1996, between the Company and
         Michael C. French (8), (11)
 10.11   Agreement, dated February 12, 1996, between the Company and Sterling
         L. Williams (8), (13)
 10.12   Form of Change-in-Control Severance Agreement, dated February 12,
         1996, between the Company and each of Sam Wyly, Charles J. Wyly, Jr.,
         Sterling L. Williams, Jeannette P. Meier and Geno P. Tolari (8), (13)
 10.13   Form of Amendment to Change-in-Control Severance Agreement, dated June
         18, 1996, between the Company and each of Sam Wyly, Charles J. Wyly,
         Jr., Sterling L. Williams, Jeannette P. Meier and Geno P. Tolari (8),
         (14)
 10.14   Form of Severance Agreement, dated February 12, 1996, between the
         Company and each of Jeannette P. Meier and Geno P. Tolari (8), (13)
 10.15   Form of Amendment to Severance Agreement, dated August 15, 1997, between the Company and each of Jeannette P. Meier and Geno P. Tolari
         (8), (19)
 10.16   Form of Indemnity Agreement between the Company and each of its directors and officers (7)
 10.17   Sterling Software, Inc. Deferred Compensation Plan (adopted effective
         February 1, 1997) (8), (15)
 10.18   First Amendment to Sterling Software, Inc. Deferred Compensation Plan,
         dated October 27, 1997 (8), (19)

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
 10.19   Third Amended and Restated Revolving Credit Agreement, dated July 1,
         1997, by and among the Company, BankBoston, N.A. and Bank One, Texas,
         National Association and BankBoston, N.A. as agent for itself and Bank
         One, Texas, National Association (16)
 10.20   Tax Allocation Agreement, dated March 4, 1996, between the Company and
         Sterling Commerce, Inc. (17)
 10.21   Indemnification Agreement, dated March 4, 1996, between the Company and Sterling Commerce, Inc. (18)
 10.22   International Distributor Agreement, dated March 4, 1996, between
         Sterling Software International, Inc. and Sterling Commerce
         International, Inc. (18)
 10.23   Amendment No. 1 to International Distributor Agreement, dated January
         31, 1997, between Sterling Commerce B.V. and Sterling Software
         International, Inc. (3)
 10.24   Termination Agreement, dated June 30, 1997, between Sterling Software
         International, Inc. and Sterling Commerce B.V. (2)
 10.25   Master Software License Agreement, dated March 4, 1996, by and among the Company, Sterling Commerce, Inc. and their respective subsidiaries parties thereto (18)
 10.26   Agreement dated September 19, 1996 by Sterling Commerce, Inc. for the benefit of the Company (11)
 11.1    Computation of Earnings Per Share, Year Ended September 30, 1996 (19)
 21.1    Subsidiaries of the Company (19)
 23.1    Consent of Ernst & Young LLP (19)
 27.1    Financial Data Schedule (19)

--------
 (1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference. In accordance with Item 601 of Regulation S-K, this copy of the Asset Purchase Agreement does not include the schedules or exhibits thereto, which schedules and exhibits are listed in the table of contents to the Asset Purchase Agreement. The Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of such schedules and exhibits upon request.
 (2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1997, as amended, and incorporated herein by reference.
 (3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference.
 (4) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 and incorporated herein by reference.
 (5) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 and incorporated herein by reference.
 (6) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 18, 1996 and incorporated herein by reference.
 (7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
 (8) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.
 (9) Previously filed as an exhibit to the Company's Registration Statement No. 333-13303 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

(12) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.
(14) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.
(15) Previously filed as an exhibit to the Company's Registration Statement No. 333-37653 and incorporated herein by reference.
(16) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30 , 1997 and incorporated herein by reference.
(17) Previously filed as an exhibit to Registration Statement No. 33-80595 filed by Sterling Commerce, Inc. and incorporated herein by reference.
(18) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 filed by Sterling Commerce, Inc. and incorporated herein by reference.
(19) Filed herewith.