Form 10-Q
period 1997-12-31
STERLING SOFTWARE INC
filed 1998-02-12
CIK 716714

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


 (Mark One)
      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

                                      or

      ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from        to
                                          ------    ------


                          COMMISSION FILE NO. 1-8465


                            STERLING SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                              75-1873956
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)

                        300 CRESCENT COURT, SUITE 1200
                              DALLAS, TEXAS 75201
         (Address of principal executive offices, including zip code)


      Registrant's telephone number, including area code: (214) 981-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Title                    Shares Outstanding as of February 9, 1998
  -----------------------------        -----------------------------------------
  Common Stock, $0.10 par value                      38,652,143

                         PART I--FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1. FINANCIAL STATEMENTS..............................................    3
Sterling Software, Inc. Consolidated Balance Sheets at December 31, 1997
       and September 30, 1997.............................................    3
Sterling Software, Inc. Consolidated Statements of Operations for the
       Three Months Ended December 31, 1997 and 1996......................    4
Sterling Software, Inc. Consolidated Statement of Stockholders' Equity for
       the Three Months Ended December 31, 1997...........................    5
Sterling Software, Inc. Consolidated Statements of Cash Flows for the
       Three Months Ended December 31, 1997 and 1996......................    6
Sterling Software, Inc. Notes to Consolidated Financial Statements........    7
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS..............................................   10

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................   14

                            STERLING SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                        DECEMBER 31  SEPTEMBER 30
                                                           1997          1997
                                                        -----------  ------------
                                                        (UNAUDITED)
Current assets:
 Cash and cash equivalents............................  $  428,105    $  435,726
 Marketable securities................................     208,738       206,965
 Accounts and notes receivable, net...................     137,850       149,422
 Income tax receivable................................       4,550         9,941
 Current deferred income taxes........................       1,460
 Prepaid expenses and other current assets............      22,603        24,847
                                                        ----------    ----------
  Total current assets................................     803,306       826,901

Property and equipment, net of accumulated
 depreciation of $44,649 at December 31, 1997 and
 $42,430 at September 30, 1997........................      50,344        48,598

Computer software, net of accumulated amortization of
 $91,692 at December 31, 1997 and $87,258 at September
 30, 1997.............................................      75,230        70,422

Excess cost over net assets acquired, net of
 accumulated amortization of $22,480 at December 31,
 1997 and $20,650 at September 30, 1997...............      82,043        84,701

Noncurrent deferred income taxes......................      17,220        22,130

Other assets..........................................      11,829        12,906
                                                        ----------    ----------
                                                        $1,039,972    $1,065,658
                                                        ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities.............  $  132,803    $  172,700
 Deferred revenue.....................................      87,649        95,455
                                                        ----------    ----------
  Total current liabilities...........................     220,452       268,155

Noncurrent deferred revenue...........................      22,004        20,432
Other noncurrent liabilities..........................      31,197        28,817

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.10 par value; 10,000,000 shares
  authorized, no shares issued or outstanding.........
 Common stock, $.10 par value; 75,000,000 shares
  authorized; 39,948,000 and 39,904,000 shares issued
  at December 31, 1997 and September 30, 1997,
  respectively........................................       3,995         3,990
 Additional paid-in capital...........................     807,095       806,021
 Retained earnings (deficit)..........................      12,858        (3,506)
 Less treasury stock, at cost; 1,337,000 and 1,352,000
  shares at December 31, 1997 and September 30, 1997,
  respectively........................................     (57,629)      (58,251)
                                                        ----------    ----------
  Total stockholders' equity..........................     766,319       748,254
                                                        ----------    ----------
                                                        $1,039,972    $1,065,658
                                                        ==========    ==========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                             ENDED DECEMBER 31
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
Revenue:
 Products................................................... $ 57,151  $ 36,556
 Product support............................................   40,619    30,336
 Services...................................................   51,059    30,249
                                                             --------  --------
                                                              148,829    97,141
Costs and expenses:
 Cost of sales:
  Products and product support..............................   15,495    16,554
  Services..................................................   44,322    26,308
                                                             --------  --------
                                                               59,817    42,862
 Product development and enhancement........................    8,853     4,806
 Selling, general and administrative........................   58,535    40,732
                                                             --------  --------
                                                              127,205    88,400
                                                             --------  --------
Income before other income (expense) and income taxes.......   21,624     8,741
Other income (expense):
 Interest expense...........................................      (31)     (147)
 Investment income..........................................    8,247    10,773
 Other......................................................       (2)      233
                                                             --------  --------
                                                                8,214    10,859
                                                             --------  --------
Income before income taxes..................................   29,838    19,600
Provision for income taxes..................................   10,145     6,860
                                                             --------  --------
Net income.................................................. $ 19,693  $ 12,740
                                                             ========  ========
Income per common share:
 Net income:
  Basic..................................................... $    .51  $    .33
                                                             ========  ========
  Diluted................................................... $    .49  $    .33
                                                             ========  ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                          COMMON STOCK                       TREASURY STOCK
                          -------------                      ----------------
                          NUMBER        ADDITIONAL RETAINED  NUMBER                TOTAL
                            OF    PAR    PAID-IN   EARNINGS    OF              STOCKHOLDERS'
                          SHARES VALUE   CAPITAL   (DEFICIT) SHARES    COST       EQUITY
                          ------ ------ ---------- --------- ------  --------  -------------
Balance at September 30,
 1997...................  39,904 $3,990  $806,021   $(3,506) 1,352   $(58,251)   $748,254
 Net income.............                             19,693                        19,693
 Issuance of common
  stock pursuant to
  stock options.........      44      5     1,242                                   1,247
 Issuance of common
  stock to retirement
  plan..................                     (168)             (15)       622         454
 Other..................                             (3,329)                       (3,329)
                          ------ ------  --------   -------  -----   --------    --------
Balance at December 31,
 1997...................  39,948 $3,995  $807,095   $12,858  1,337   $(57,629)   $766,319
                          ====== ======  ========   =======  =====   ========    ========


                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS
                                                            ENDED DECEMBER 31
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
Operating activities:
 Net income................................................ $ 19,693  $ 12,740
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization............................    9,923     8,292
  Provision for losses on accounts receivable..............    2,331       669
  Provision for deferred income taxes......................    8,841     4,458
  Changes in operating assets and liabilities, net of
   effects of business acquisitions:
   Decrease in accounts and notes receivable...............   10,295    22,325
   Decrease in prepaid expenses and other assets...........    2,383       350
   Decrease in accounts payable and accrued liabilities and
    amounts due to Sterling Commerce, Inc..................  (39,521)  (53,138)
   (Decrease) increase in deferred revenue.................   (8,348)    8,620
   Other...................................................    3,272    (1,782)
                                                            --------  --------
    Net cash provided by operating activities..............    8,869     2,534

Investing activities:
 Purchases of property and equipment.......................   (4,655)   (9,352)
 Purchases and capitalized cost of development of computer
  software.................................................   (5,179)   (4,300)
 Business acquisitions, net of cash acquired...............   (3,626)
 Purchases of investments..................................  (36,571)  (41,790)
 Proceeds from sales of investments........................   36,070    68,645
 Others....................................................      718       184
                                                            --------  --------
    Net cash (used) provided by investing activities.......  (13,243)   13,387

Financing activities:
 Retirement and redemption of debt and capital lease
  obligations..............................................   (1,080)   (1,144)
 Proceeds from issuance of debt............................      196     2,350
 Proceeds from issuance of common stock pursuant to
  exercise of stock options................................    1,247        65
 Other.....................................................   (2,016)    1,000
                                                            --------  --------
    Net cash (used) provided by financing activities.......   (1,653)    2,271

Effect of foreign currency exchange rate changes on cash...   (1,594)     (705)
                                                            --------  --------
(Decrease) increase in cash and cash equivalents...........   (7,621)   17,487
Cash and cash equivalents at beginning of period...........  435,726   524,237
                                                            --------  --------
Cash and cash equivalents at end of period................. $428,105  $541,724
                                                            ========  ========
Supplemental cash flow information:
 Income taxes paid......................................... $    834  $  1,089
                                                            ========  ========
 Income tax refunds........................................ $    207  $    186
                                                            ========  ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                                  (UNAUDITED)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

  Sterling Software, Inc. ("Sterling Software" or the "Company") was founded in 1981 and became a publicly owned corporation in 1983. Sterling Software is a recognized worldwide supplier of software products and services within three major markets: applications management, systems management and federal systems. Consistent with Sterling Software's decentralized operating structure, major markets are served by independently operated business groups which consist of divisions and business units that focus on specific business niches within those markets. Sterling Software believes that its decentralized organizational structure promotes operating flexibility, improves responsiveness to customer requirements and focuses management on achieving revenue and operating profit objectives. Sterling Software has historically expanded its operations through internal growth and by business and product acquisitions.

  Basis of Presentation

  The consolidated financial statements include the accounts of Sterling Software after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies at December 31, 1997 and September 30, 1997 and the results of operations for the three months ended December 31, 1997 and 1996. While management has based their assumptions and estimates on the facts and circumstances currently known, final amounts may differ from such estimates.

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

  Earnings Per Common Share

  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share". FAS 128 sets forth new rules for computing earnings per share which replace previously reported "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted FAS 128 in the first quarter of 1998. Earnings per share amounts for all prior periods presented herein have been restated to conform with FAS 128 requirements.

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                 THREE MONTHS
                                                                     ENDED
                                                                  DECEMBER 31
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
  Basic:
   Earnings applicable to common stockholders.................. $19,693 $12,740
                                                                ======= =======
   Weighted average shares.....................................  38,591  38,439
                                                                ======= =======
   Basic earnings per share.................................... $   .51 $   .33
                                                                ======= =======
  Diluted:
   Earnings applicable to common stockholders.................. $19,693 $12,740
                                                                ======= =======
   Weighted average shares.....................................  38,591  38,439
   Effect of dilutive employee stock options...................   1,427     643
                                                                ------- -------
                                                                 40,018  39,082
                                                                ======= =======
   Diluted earnings per share.................................. $   .49 $   .33
                                                                ======= =======

2.UNAUDITED INTERIM FINANCIAL STATEMENTS

  The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the financial position and results of operations for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire fiscal year. The information included in this report should be read in conjunction with the information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

3.COMMITMENTS AND CONTINGENCIES

  The Company is subject to certain legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of the liability, if any, ultimately incurred by Sterling Software with respect to any existing proceedings and claims, net of applicable reserves and available insurance, will not materially affect the financial condition or results of operations of the Company.

4.SEGMENT INFORMATION

  The Company acquires, develops, markets and supports a broad range of computer software products and services in three major markets: applications management, systems management and federal systems. Major markets are represented through independently operated business segments. The applications management business segment provides application development products and services for business modeling through code generation, as well as products and services that enable customers to extend the life and usefulness of legacy applications and to facilitate enterprise information access. The systems management business segment provides products that enable customers to ensure the quality of service of IT applications across enterprise networked computing environments. The federal systems business segment provides specialized IT services to the federal government under numerous multi-year contracts primarily in support of two major customers, the National Aeronautics and Space Administration ("NASA") and the Department of Defense. Through June 30, 1997, the Company's international operations sold, marketed and provided first-level support outside of the United States and Canada for the interchange and communications software products of Sterling Commerce, Inc. ("Sterling Commerce"), the results of which are included in the business segment information under "Corporate and other".

  Financial information concerning the Company's operations, by business segment, for the three months ended December 31, 1997 and 1996, is summarized as follows (in thousands):

                                                               THREE MONTHS
                                                            ENDED DECEMBER 31
                                                            -------------------
                                                              1997       1996
                                                            ---------  --------
  Revenue:
   Applications Management................................. $  72,475  $ 21,952
   Systems Management......................................    42,061    36,950
   Federal Systems.........................................    33,665    27,858
   Corporate and other.....................................       628    10,381
                                                            ---------  --------
    Consolidated totals.................................... $ 148,829  $ 97,141
                                                            =========  ========
  Operating Profit (Loss):
   Applications Management................................. $  13,346  $  2,224
   Systems Management......................................    13,838    12,889
   Federal Systems.........................................     2,239     2,395
   Corporate and other.....................................    (7,799)   (8,767)
                                                            ---------  --------
    Consolidated totals.................................... $  21,624  $  8,741
                                                            =========  ========

The amounts presented for "Corporate and other" include corporate expense, inter-segment eliminations, the results of operations of the Company's retail software division and, for the three months ended December 31, 1996, the results of operations relating to the international distribution of Sterling Commerce's interchange and communications software products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS COMBINATIONS AND DIVESTITURES

Acquisition of TI Software

  On June 30, 1997, Sterling Software completed the acquisition (the "Acquisition") of certain assets (including the capital stock of certain foreign subsidiaries) of Texas Instruments Incorporated ("Texas Instruments") for approximately $214,774,000, including costs directly related to the Acquisition of approximately $49,774,000. Such assets constitute substantially all of the assets used by Texas Instruments' Software Division ("TI Software") in its business of developing, marketing, licensing, supporting and maintaining application development software and providing related consulting services. The results of operations of TI Software are included in the Company's results of operations from the date of the Acquisition.

Termination of International Distributor Agreement

  Effective as of June 30, 1997, Sterling Software and Sterling Commerce, formerly a wholly owned subsidiary of Sterling Software formed to operate the business of Sterling Software's former Electronic Commerce Group, completed an agreement terminating the International Distributor Agreement dated March 4, 1996 (the "International Distributor Agreement"), pursuant to which Sterling Software acted as the exclusive distributor of Sterling Commerce's interchange and communications software products in markets outside the United States and Canada. The results of the Company's international operations related to selling, marketing and providing first-level support of these products outside of the United States and Canada for the first quarter of 1997 are included in the business segment information presented herein under "Corporate and other".

RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 and 1996

  Total revenue increased $51,688,000, or 53%, in the first quarter of 1998 over the same period of 1997 due to revenue increases in all three of the Company's business segments partially offset by a decline in corporate and other revenue due to the termination of the International Distributor Agreement in the third quarter of 1997. Revenue from the applications management, systems management and federal systems business segments increased 230%, 14% and 21%, respectively, in the first quarter of 1998 over the same period in 1997. The significant increase in revenue from the applications management business segment as well as the increase in revenue from the federal systems business segment are primarily attributable to revenue from the domestic and international operations acquired by Sterling Software in the Acquisition.

  Total revenue generated from the Company's international operations was $58,715,000 and $35,388,000 in the first quarter of 1998 and 1997, respectively, representing an increase of $23,327,000, or 66%, primarily due to increases in the applications management business segment (up 462%) and in the systems management business segment (up 9%). The increase in international revenue from Sterling Software's products and services was partially offset by a decline in revenue from sales of Sterling Commerce's interchange and communications software products and services due to the termination of the International Distributor Agreement in the third quarter of 1997. In addition, international operating results in the first quarter of 1998 were adversely impacted by foreign currency exchange rate fluctuations as a result of a stronger U.S. dollar. Had foreign currency exchange rates remained consistent with the same period of the previous year, international revenue would have been higher in the first quarter of 1998 by approximately $5,000,000. Revenue from the Company's international operations represented 39% and 36% of total revenue in the first quarter of 1998 and 1997, respectively.

  The Company's recurring revenue includes revenue from product support agreements generally having terms ranging from one to three years, fixed-term product lease and rental agreements generally having terms ranging from month-to-month to year-to-year, and federal contracts generally having terms ranging from one to five years. Like most federal contracts, Sterling Software's federal contracts permit termination by the government for convenience or for failure to obtain funding. Recurring revenue decreased to 50% of total revenue in the first quarter of 1998 compared to 60% in the same period of 1997, primarily due to the significant increase in products and services revenue from the applications management business segment. The increase in services revenue resulted primarily from generally higher levels of consulting services associated with product sales in this segment. The Company currently expects that revenue from services will continue to constitute a larger percentage of the Company's total revenue in future reporting periods than was the case prior to the Acquisition.

  Revenue from the applications management business segment increased $50,523,000, or 230%, in the first quarter of 1998 over the same period of 1997 due to a 223% increase in products revenue, a 135% increase in product support revenue and a 669% increase in services revenue. The significant increase in revenue from the applications management business segment is primarily attributable to revenue from the Applications Development and Applications International divisions, which include the non-federal domestic and international operations, respectively, acquired in the Acquisition. Approximately 52% of the applications management business segment's total revenue in the first quarter of 1998 was derived from the Company's international operations, compared to 31% in the same period of 1997.

  Revenue from the systems management business segment increased $5,111,000, or 14%, in the first quarter of 1998 over the same period of 1997 primarily due to a 30% increase in products revenue partially offset by a 5% decline in product support revenue due in part to the adverse impact of foreign currency exchange rate fluctuations as a result of a stronger U.S. dollar. The increase in products revenue was mainly attributable to strong domestic and international product sales in the operations management and storage management product lines. Approximately 49% of the systems management business segment's total revenue in the first quarter of 1998 was derived from the Company's international operations, compared to 52% in the same period of 1997.

  Revenue from the federal systems business segment increased $5,807,000, or 21%, in the first quarter of 1998 over the same period of 1997 due primarily to a contract with the intelligence community added to the Company's federal systems business segment as a result of the Acquisition and, to a lesser extent, to higher contract billings in both the Information Technology Division and the Scientific Systems Division. In June 1997, NASA announced that the Scientific Systems Division was not selected for continuation of a contract with NASA's Ames Research Center; however, the selection of another bidder was later rescinded. Although the final outcome of this procurement remains uncertain, the Company continues to perform services for NASA's Ames Research Center under an extension of the existing contract.

  Total costs and expenses increased $38,805,000, or 44%, in the first quarter of 1998 compared to the same period of 1997, and represented 85% and 91% of total revenue in the first quarter of 1998 and 1997, respectively.

  Total cost of sales increased $16,955,000, or 40%, in the first quarter of 1998 compared to the same period of 1997, and represented 40% and 44% of total revenue in the first quarter of 1998 and 1997, respectively. The decrease in cost of sales as a percentage of revenue from period to period is primarily attributable to the cost structure implemented by the Company as a result of the Acquisition and the related reorganization in the third quarter of 1997.

  Product development expense for the first quarter of 1998 was $8,853,000, net of $5,125,000 of capitalized software costs, as compared with product development expense in the first quarter of 1997 of $4,806,000, net of $4,280,000 of capitalized software costs. Gross product development expense was 12% of non-federal revenue in the first quarter of 1998 compared with 13% for the same period of 1997. Capitalized development costs represented 37% of gross development costs in the first quarter of 1998 compared with 47% of gross development costs for the same period of 1997. Product development expenses and the capitalization rate historically have fluctuated, and may in the future continue to fluctuate, from period to period depending in part upon the number and status of software development projects that are in process.

  Selling, general and administrative expenses increased $17,803,000, or 44%, in the first quarter of 1998 compared to the same period of 1997, and represented 39% and 42% of total revenue in the first quarter of 1998 and 1997, respectively. The decrease in selling, general and administrative expenses as a percentage of total revenue is primarily attributable to the cost structure implemented by the Company as a result of the Acquisition, the related reorganization in the third quarter of 1997 and cost savings resulting from the termination of the Company's International Distributor Agreement with Sterling Commerce.

  Investment income decreased $2,526,000 in the first quarter of 1998 compared to the same period of 1997 as a result of lower average cash and cash equivalents balances primarily due to the use of cash in connection with the Acquisition and the related reorganization in the third quarter of 1997.

  Income before income taxes in the first quarter of 1998 was $29,838,000 compared to $19,600,000 for the same period of 1997. The increase of $10,238,000, or 52%, in the first quarter of 1998 over the same period of 1997 in income before income taxes is attributable to higher profits in the applications management and systems management business segments partially offset by a decline in investment income.

LIQUIDITY AND CAPITAL RESOURCES

  The Company maintained a strong liquidity and financial position with $582,854,000 of working capital at December 31, 1997, which includes $428,105,000 of cash and cash equivalents and $208,738,000 of marketable securities. Net cash flows from operations were $8,869,000 in the first quarter of 1998 as compared to $2,534,000 in the first quarter of 1997. First quarter 1997 operating cash flows were reduced by payments made to Sterling Commerce during the quarter of approximately $32,000,000. First quarter 1998 operating cash flows were reduced by payments made during the quarter of approximately $13,212,000 directly related to the Acquisition and the related reorganization that occurred in the third quarter of 1997. Cash flows from operations, together with other available cash, were used to fund additions to property and equipment and capitalized software.

  Effective July 1, 1997, the Company entered into an amended Revolving Credit Agreement ("Credit Agreement") with an unsecured borrowing capacity of $35,000,000 and a stated maturity of June 30, 2000. The Credit Agreement requires that the Company maintain certain financial ratios. Borrowings under the Credit Agreement bear interest at the lower of the lender's base rate or a Eurodollar lending rate plus one-half percent. No amounts were borrowed under the Credit Agreement during the first quarter of 1998.

  At December 31, 1997, the Company's existing capital commitments consisted primarily of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations primarily from cash flow from operations. The Company believes available cash balances, cash equivalents and short-term investments combined with cash flows from operations and amounts available under existing credit agreements are sufficient to meet the Company's cash requirements for the foreseeable future.

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

  The Company maintains a strategy of seeking to acquire businesses and products to fill strategic market niches. This acquisition strategy has contributed in part to the Company's growth in revenue and operating profit before reorganization and purchased research and development costs. The impact of future acquisitions on continued growth in revenue and operating profit can not presently be determined.

FORWARD-LOOKING INFORMATION

  This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain, certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. When used in SEC Filings, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions, as they relate to Sterling Software or Sterling Software's management, identify forward-looking statements. Such statements reflect the current views of Sterling Software with respect to future events and are subject to certain risks, uncertainties and assumptions relating to Sterling Software's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by Sterling Software, the costs of product development and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

   2.1 Asset Purchase Agreement, dated April 18, 1997, by and between Texas
       Instruments Incorporated and the Company (1)
   2.2 Amendment No. 1 to Asset Purchase Agreement, dated June 19, 1997, by and between Texas Instruments Incorporated, the Company and certain subsidiaries of the Company, and Amendment No. 2 to Asset Purchase
       Agreement, dated June 28, 1997, by and between Texas Instruments
       Incorporated, the Company and certain subsidiaries of the Company (2)
   3.1 Certificate of Incorporation of the Company, as amended (3)
   3.2 Restated Bylaws of the Company (4)
  27.1 Financial Data Schedule (5)

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

 (b) Reports on Form 8-K.

  The Company did not file any Current Reports on Form 8-K during the three month period ended December 31, 1997.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 STERLING SOFTWARE, INC.

Date: February 12, 1998                   By:    /s/ Sterling L. Williams
                                            -----------------------------------
                                                  Sterling L. Williams
                                           President, Chief Executive Officer
                                                      and Director
                                              (Principal Executive Officer)

Date: February 12, 1998                             /s/ R. Logan Wray
                                            -----------------------------------
                                                      R. Logan Wray
                                                  Senior Vice President
                                               and Chief Financial Officer
                                           (Principal Financial and Accounting
                                                        Officer)

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                DESCRIPTION
 -------                              -----------
   2.1   Asset Purchase Agreement, dated April 18, 1997, by and between Texas
         Instruments Incorporated and the Company (1)
   2.2   Amendment No. 1 to Asset Purchase Agreement, dated June 19, 1997, by and between Texas Instruments Incorporated, the Company and certain subsidiaries of the Company, and Amendment No. 2 to Asset Purchase
         Agreement, dated June 28, 1997, by and between Texas Instruments
         Incorporated, the Company and certain subsidiaries of the Company (2)
   3.1   Certificate of Incorporation of the Company, as amended (3)
   3.2   Restated Bylaws of the Company (4)
  27.1   Financial Data Schedule (5)

--------
(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference. In accordance with Item 601 of Regulation S-K, this copy of the Asset Purchase Agreement does not include the schedules or exhibits thereto, which schedules and exhibits are listed in the table of contents to the Asset Purchase Agreement. The Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of such schedules and exhibits upon request.
(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1997, as amended, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 and incorporated herein by reference.
(5)  Filed herewith.