Form 10-Q
period 1998-03-31
STERLING SOFTWARE INC
filed 1998-04-28
CIK 716714

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)
             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      or

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                          COMMISSION FILE NO. 1-8465

                            STERLING SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                             75-1873956
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                        300 CRESCENT COURT, SUITE 1200
                             DALLAS, TEXAS  75201
         (Address of principal executive offices, including zip code)



      Registrant's telephone number, including area code:  (214) 981-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No
                                            ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title                         Shares Outstanding as of April 23, 1998
-----------------------------            ---------------------------------------
Common Stock, $0.10 par value                            77,695,836

                         PART I - FINANCIAL INFORMATION

                                                                                      Page
                                                                                      ----

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)............................................   3

Sterling Software, Inc. Consolidated Balance Sheets at March 31, 1998 and
  September 30, 1997.................................................................   3

Sterling Software, Inc. Consolidated Statements of Operations for the Three and Six
  Months Ended March 31, 1998 and 1997...............................................   4

Sterling Software, Inc. Consolidated Statement of Stockholders' Equity for the Six
  Months Ended March 31, 1998........................................................   5

Sterling Software, Inc. Consolidated Statements of Cash Flows for the Six Months
  Ended March 31, 1998 and 1997......................................................   6

Sterling Software, Inc. Notes to Consolidated Financial Statements...................   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.......................................................  12


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...........................................................  20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................  21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................  22

                            STERLING SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                  A S S E T S

                                                                                       MARCH 31          SEPTEMBER 30
                                                                                         1998                1997
                                                                                      ----------          ----------
                                                                                      (UNAUDITED)
Current assets:
 Cash and cash equivalents...................................................         $  421,507          $  435,726
 Marketable securities.......................................................            234,750             206,965
 Accounts and notes receivable, net..........................................            162,924             149,422
 Income tax receivable.......................................................              8,200               9,941
 Prepaid expenses and other current assets...................................             20,713              24,847
                                                                                      ----------          ----------
  Total current assets.......................................................            848,094             826,901

Property and equipment, net of accumulated depreciation of $44,641 at
 March 31, 1998 and $42,430 at September 30, 1997.............................            52,061              48,598

Computer software, net of accumulated amortization of $93,804 at
 March 31, 1998 and $87,258 at September 30, 1997.............................            76,750              70,422

Excess cost over net assets acquired, net of accumulated amortization of
 $23,557 at March 31, 1998 and $20,650 at September 30, 1997.................             79,526              84,701

Noncurrent deferred income taxes.............................................              4,503              22,130

Other assets.................................................................             18,830              12,906
                                                                                      ----------          ----------
                                                                                      $1,079,764          $1,065,658
                                                                                      ==========          ==========

     L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y

Current liabilities:
 Accounts payable and accrued liabilities....................................         $  137,096          $  172,700
 Deferred revenue............................................................             91,043              95,455
                                                                                      ----------          ----------
   Total current liabilities.................................................            228,139             268,155

Noncurrent deferred revenue..................................................             24,780              20,432
Other noncurrent liabilities.................................................             32,965              28,817

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.10 par value; 10,000,000 shares authorized, no shares issued or outstanding......................................................
 Common stock, $.10 par value; 125,000,000 and 75,000,000 shares authorized at March 31, 1998 and September 30, 1997, respectively; 80,270,000 and
  79,808,000 shares issued at March 31, 1998 and September 30, 1997,
  respectively...............................................................              8,027               7,981
 Additional paid-in capital..................................................            807,953             802,030
 Retained earnings (deficit).................................................             34,989              (3,506)
 Less treasury stock, at cost; 2,649,000 and 2,704,000 shares at March 31,
  1998 and September 30, 1997, respectively..................................            (57,089)            (58,251)
                                                                                      ----------          ----------
   Total stockholders' equity................................................            793,880             748,254
                                                                                      ----------          ----------
                                                                                      $1,079,764          $1,065,658
                                                                                      ==========          ==========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                            THREE MONTHS                       SIX MONTHS
                                                           ENDED MARCH 31                    ENDED MARCH 31
                                                      -----------------------            ----------------------
                                                        1998           1997                1998          1997
                                                      --------       --------            --------      --------
Revenue:
 Products.................................            $ 65,300       $ 47,579            $122,451      $ 84,135
 Product support..........................              40,197         29,179              80,816        59,515
 Services.................................              53,900         29,986             104,959        60,235
                                                      --------       --------            --------      --------
                                                       159,397        106,744             308,226       203,885
Costs and expenses:
 Cost of sales:
  Products and product support............              14,447         18,966              29,942        35,520
  Services................................              46,709         26,056              91,031        52,364
                                                      --------       --------            --------      --------
                                                        61,156         45,022             120,973        87,884
 Product development and enhancement......               7,812          5,011              16,665         9,817
 Selling, general and administrative......              58,613         43,560             117,148        84,292
                                                      --------       --------            --------      --------
                                                       127,581         93,593             254,786       181,993
                                                      --------       --------            --------      --------
Income before other income (expense) and
 income taxes.............................              31,816         13,151              53,440        21,892

Other income (expense):
 Interest expense.........................                 (30)          (120)                (61)         (267)
 Investment income........................               8,364         10,244              16,611        21,017
 Other....................................                (302)           121                (304)          354
                                                      --------       --------            --------      --------
                                                         8,032         10,245              16,246        21,104
                                                      --------       --------            --------      --------
Income before income taxes................              39,848         23,396              69,686        42,996
Provision for income taxes................              13,549          8,072              23,694        14,932
                                                      --------       --------            --------      --------
Net income................................            $ 26,299       $ 15,324            $ 45,992      $ 28,064
                                                      ========       ========            ========      ========
Income per common share:
 Net income:
  Basic...................................            $    .34       $    .20            $    .59      $    .36
                                                      ========       ========            ========      ========
  Diluted.................................            $    .32       $    .20            $    .57      $    .36
                                                      ========       ========            ========      ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                              COMMON STOCK                                    TREASURY STOCK
                                           --------------------                            --------------------
                                            NUMBER                 ADDITIONAL  RETAINED    NUMBER                   TOTAL
                                              OF         PAR        PAID-IN    EARNINGS      OF                  STOCKHOLDERS'
                                            SHARES      VALUE       CAPITAL    (DEFICIT)   SHARES        COST       EQUITY
                                           --------    --------    --------    --------    --------    --------    --------

Balance at September 30, 1997...........     79,808    $  7,981    $802,030    $ (3,506)      2,704    $(58,251)   $748,254
 Net income.............................                                         45,992                              45,992
 Issuance of common stock pursuant to
  stock options.........................        462          46       6,198                                           6,244
 Issuance of common stock to retirement
  plan..................................                               (275)                    (55)      1,162         887
 Other..................................                                         (7,497)                             (7,497)
                                           --------    --------    --------    --------    --------    --------    --------
Balance at March 31, 1998...............     80,270    $  8,027    $807,953    $ 34,989       2,649    $(57,089)   $793,880
                                           ========    ========    ========    ========    ========    ========    ========


                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                  SIX MONTHS
                                                                                                ENDED MARCH 31
                                                                                        ------------------------------
                                                                                          1998                 1997
                                                                                        ---------            ---------
Operating activities:
 Net income..................................................................           $  45,992            $  28,064
 Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
   Depreciation and amortization.............................................              19,763               17,133
   Provision for losses on accounts receivable...............................               3,049                1,284
   Provision for deferred income taxes.......................................              19,368                7,535
   Changes in operating assets and liabilities, net of effects of business acquisitions:
      (Increase) decrease in accounts and notes receivable...................             (16,646)              16,308
      Increase in prepaid expenses and other assets..........................                (150)              (5,293)
      Decrease in accounts payable, accrued liabilities and amounts due to
       Sterling Commerce, Inc................................................             (36,016)             (46,556)

      (Decrease) increase in deferred revenue................................              (4,954)               1,471
      Other..................................................................               8,015                4,002
                                                                                        ---------            ---------
       Net cash provided by operating activities.............................              38,421               23,948

Investing activities:
 Purchases of property and equipment.........................................             (10,540)             (18,094)
 Purchases and capitalized cost of development of computer software..........             (11,635)              (9,059)
 Business acquisitions, net of cash acquired.................................              (3,626)              (2,995)
 Purchases of investments....................................................            (112,106)            (163,298)
 Proceeds from sales of investments..........................................              85,120              214,044
   Other.....................................................................               1,495                  398
                                                                                        ---------            ---------
       Net cash (used in) provided by investing activities...................             (51,292)              20,996

Financing activities:
 Retirement and redemption of debt and capital lease obligations.............              (1,080)              (6,567)
 Proceeds from issuance of debt..............................................                 198                7,522
 Proceeds from issuance of common stock pursuant to exercise of stock options
                                                                                            6,244                1,310
 Other.......................................................................              (4,460)               1,205
                                                                                        ---------            ---------
       Net cash provided by financing activities.............................                 902                3,470

Effect of foreign currency exchange rate changes on cash.....................              (2,250)              (1,150)
                                                                                        ---------            ---------
(Decrease) increase in cash and cash equivalents.............................             (14,219)              47,264
Cash and cash equivalents at beginning of period.............................             435,726              524,237
                                                                                        ---------            ---------
Cash and cash equivalents at end of period...................................           $ 421,507            $ 571,501
                                                                                        =========            =========

Supplemental cash flow information:
 Income taxes paid...........................................................           $   2,301            $   5,160
                                                                                        =========            =========
 Income tax refunds..........................................................           $     232            $     186
                                                                                        =========            =========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (UNAUDITED)

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

    Basis of Presentation

    The consolidated financial statements include the accounts of Sterling Software after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies at March 31, 1998 and September 30, 1997 and the results of operations for the three and six months ended
March 31, 1998 and 1997. While management has based their assumptions and estimates on the facts and circumstances currently known, final amounts may differ from such estimates.

    Revenue

    Revenue from license fees for standard software products is recognized when the software is delivered, provided no significant future vendor obligations exist and collection is probable. Service revenue and revenue from products involving installation or other services are recognized as the services are performed.

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

    Returns and allowances and other similar adjustments to revenue involving software products historically have not been material to the Company's results of operations.

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

    Earnings Per Common Share

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 sets forth new rules for computing earnings per share which replace previously reported "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted FAS 128 in the first quarter of 1998.

    On March 11, 1998, the Sterling Software Board of Directors authorized a 2-for-1 stock split that was effected by means of a dividend consisting of one share of the Company's common stock, par value $.10 per share ("Common Stock"), for each share of Common Stock outstanding (the "Stock Split Dividend"). The Stock Split Dividend was paid April 3, 1998 to holders of record on March 20, 1998.

    Earnings per share amounts for all prior periods presented herein have been restated to conform with FAS 128 and to reflect the Stock Split Dividend.

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           MARCH 31                MARCH 31
                                                      -------------------     -------------------
                                                       1998        1997        1998        1997
                                                      -------     -------     -------     -------
Basic:
 Earnings applicable to common
  stockholders.............................           $26,299     $15,324     $45,992     $28,064
                                                      =======     =======     =======     =======
 Weighted average shares...................            77,413      76,931      77,297      76,895
                                                      =======     =======     =======     =======
 Basic earnings per share..................           $   .34     $   .20     $   .59     $   .36
                                                      =======     =======     =======     =======
Diluted:
 Earnings applicable to common
  stockholders.............................           $26,299     $15,324     $45,992     $28,064
                                                      =======     =======     =======     =======

 Weighted average shares...................            77,413      76,931      77,297      76,895
 Effect of dilutive employee stock options.             4,704         490       3,871       1,117
                                                      -------     -------     -------     -------
                                                       82,117      77,421      81,168      78,012
                                                      =======     =======     =======     =======
 Diluted earnings per share................           $   .32     $   .20     $   .57     $   .36
                                                      =======     =======     =======     =======


    Foreign Currency Translation

    The financial statements of the Company's subsidiaries outside the United States are generally prepared using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date and any resulting translation adjustments are included as an adjustment to retained earnings. Revenue and expense items of these subsidiaries are translated at average exchange rates during the month the transactions occur. Gains and losses from foreign currency transactions are included in net earnings. Foreign currency transaction gains and losses historically have not been material to the Company's results of operations.

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


3.  COMMITMENTS AND CONTINGENCIES

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

    Financial information concerning the Company's operations, by business segment, for the three and six months ended March 31, 1998 and 1997, is summarized as follows (in thousands):

                                                           THREE MONTHS                SIX MONTHS
                                                          ENDED MARCH 31              ENDED MARCH 31
                                                      ----------------------      ----------------------
                                                        1998          1997          1998          1997
                                                      --------      --------      --------      --------
Revenue:
 Applications Management...................           $ 73,178      $ 21,834      $145,653      $ 43,786
 Systems Management........................             50,314        43,916        92,375        80,866
 Federal Systems...........................             35,905        27,954        69,570        55,812
 Corporate and other.......................                           13,040           628        23,421
                                                      --------      --------      --------      --------
 Consolidated totals.......................           $159,397      $106,744      $308,226      $203,885
                                                      ========      ========      ========      ========
Operating Profit (Loss):
 Applications Management...................           $ 18,730      $  2,824      $ 32,076      $  5,048
 Systems Management........................             18,680        17,099        32,518        29,988
 Federal Systems...........................              2,468         2,303         4,707         4,698
 Corporate and other.......................             (8,062)       (9,075)      (15,861)      (17,842)
                                                      --------      --------      --------      --------
  Consolidated totals......................           $ 31,816      $ 13,151      $ 53,440      $ 21,892
                                                      ========      ========      ========      ========

The amounts presented for "Corporate and other" include corporate expense, inter-segment eliminations, the results of operations of the Company's retail software division and, for the three and six months ended March 31, 1997, the results of operations relating to the international distribution of Sterling Commerce's interchange and communications software products.


5.  INCREASE IN AUTHORIZED COMMON STOCK AND STOCK SPLIT DIVIDEND

    On March 11, 1998, the Sterling Software stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 75,000,000 shares to 125,000,000 shares. Also on March 11, 1998, the Board of Directors of Sterling Software authorized a 2-for-1 stock split that was effected by means of the Stock Split Dividend. The Stock Split Dividend was paid on April 3, 1998 to holders of record of outstanding shares of Common Stock at the close of business on March 20, 1998. Common stock, treasury stock and earnings per share information included in this report have been restated to reflect the Stock Split Dividend.

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

Termination of International Distributor Agreement

    Effective as of June 30, 1997, Sterling Software and Sterling Commerce, formerly a wholly owned subsidiary of Sterling Software formed to operate the business of Sterling Software's former Electronic Commerce Group, completed an agreement terminating the International Distributor Agreement dated March 4, 1996 (the "International Distributor Agreement"), pursuant to which Sterling Software acted as the exclusive distributor of Sterling Commerce's interchange and communications software products in markets outside the United States and Canada. The results of the Company's international operations related to selling, marketing and providing first level support of these products outside of the United States and Canada for the three and six months ended March 31, 1997 are included in the business segment information presented herein under "Corporate and other".


RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

    Total revenue increased $52,653,000, or 49%, in the second quarter of 1998 over the same period of 1997 due to revenue increases in all three of the Company's business segments, partially offset by a decline in corporate and other revenue due to the termination of the International Distributor Agreement with Sterling Commerce in the third quarter of 1997. Revenue from the applications management, systems management and federal systems business segments increased 235%, 15% and 30%, respectively, in the second quarter of 1998 over the same period in 1997. Both the applications management business segment as well as the federal systems business segment benefited substantially from the domestic and international operations acquired by Sterling Software in the Acquisition.

    Total revenue generated from the Company's international operations was $60,176,000 and $39,571,000 in the second quarter of 1998 and 1997, respectively, representing an increase of $20,605,000, or 52%, due to increases in the applications management business segment (up 542%) and in the systems management business segment (up 9%). The increase in international revenue was partially offset by a decline in revenue from sales of Sterling Commerce's interchange and communications software products and services due to the termination of the International Distributor Agreement in the third quarter of 1997. In addition, international operating results in the second quarter of 1998 were adversely impacted by foreign currency exchange rate fluctuations as a result of a stronger U.S. dollar. Had foreign currency exchange rates remained consistent with the same period of the previous year, international revenue would have been higher in the second quarter of 1998 by approximately $4,000,000. Revenue from the Company's international operations represented 38% and 37% of total revenue in the second quarter of 1998 and 1997, respectively.

    The Company's recurring revenue includes revenue from product support agreements generally having terms ranging from one to three years and federal contracts generally having terms ranging from one to five years. Like most federal contracts, Sterling Software's federal contracts permit termination by the government for convenience or for failure to obtain funding. Recurring revenue decreased to 47% of total revenue in the second quarter of 1998 compared to 54% in the same period of 1997, primarily due to the significant increase in products and services revenue from the applications management business segment. Overall, services revenue increased from 28% of total revenue in the second quarter of 1997 to 34% of total revenue for the same period of 1998. This increase resulted primarily from generally higher levels of consulting services associated with product sales in the applications management segment. The Company currently expects that revenue from services will continue to constitute a larger percentage of the Company's total revenue in future reporting periods than was the case prior to the Acquisition.

    Revenue from the applications management business segment increased $51,344,000, or 235%, in the second quarter of 1998 over the same period of 1997 due to a 194% increase in products revenue, a 150% increase in product support revenue and a 1,014% increase in services revenue. The significant increase in revenue from the applications management business segment is primarily attributable to revenue from the Applications Development and Applications International divisions, which include the non-federal domestic and international operations, respectively, acquired in the Acquisition. Approximately 50% of the applications management business segment's total revenue in the second quarter of 1998 was derived from the Company's international operations, compared to 26% in the same period of 1997.

    Revenue from the systems management business segment increased $6,398,000, or 15%, in the second quarter of 1998 over the same period of 1997 primarily due to a 24% increase in products revenue attributable to increased domestic and international product sales across all three product lines. Product support revenue in the second quarter of 1998 was consistent with product support revenue in the same period of 1997 due to the adverse impact of foreign currency exchange rate fluctuations as a result of a stronger U.S. dollar. Approximately 47% of the systems management business segment's total revenue in the second quarter of 1998 was derived from the Company's international operations, compared to 49% in the same period of 1997.

    Revenue from the federal systems business segment increased $7,951,000, or 28%, in the second quarter of 1998 over the same period of 1997 due primarily to a contract added to the Company's federal systems business segment as a result of the Acquisition and, to a lesser extent, to higher contract billings in both the Information Technology Division and the Scientific Systems Division. As previously reported, in June of 1997 NASA announced that the Company was not selected for continuation of a contract with NASA's Ames Research Center. After NASA's initial selection of another bidder was rescinded, a number of months elapsed while NASA re-evaluated the procurement. In April of 1998, NASA announced that it had once again awarded the contract to the bidder originally selected in June of 1997. After evaluating its alternatives, the Company decided to work together with NASA to achieve an orderly transition of the procurement. In order to assist in this transition, the Company will continue to provide services under the pre-existing contract through June 30, 1998. The loss of this contract will not have a material effect on the Company's profit in future reporting periods.

    Total costs and expenses increased $33,988,000, or 36%, in the second quarter of 1998 compared to the same period of 1997, and represented 80% and 88% of total revenue in the second quarter of 1998 and 1997, respectively.

     Total cost of sales increased $16,134,000, or 36%, in the second quarter of 1998 compared to the same period of 1997, and represented 38% and 42% of total revenue in the second quarter of 1998 and 1997, respectively. Cost of sales for products and product support decreased $4,519,00, or 24%, in the second quarter of 1998 compared to the same period of 1997 and represented 14% and 25% of products and product support revenue in the second quarter of 1998 and 1997, respectively. The decrease in cost of sales for products and product support is primarily attributable to the decrease in royalties payable to Sterling Commerce due to the termination of the International Distributor Agreement, as well as a decrease in royalties payable to other third parties related to products no longer marketed by the Company. Cost of sales for services increased $20,653,000, or 79%, in the second quarter of 1998 compared to the same period of 1997 and represented 87% of revenue in both the second quarter of 1998 and 1997. The significant increase in cost of sales for services is primarily attributable to the increase in services revenue from the applications management business segment.

    Product development expense for the second quarter of 1998 was $7,812,000, net of $6,345,000 of capitalized software costs, as compared with product development expense in the same period of 1997 of $5,011,000, net of $4,729,000 of capitalized software costs. Gross product development expense was 11% of non-federal revenue in the second quarter of 1998 compared with 12% for the same period of 1997. Capitalized development costs represented 45% of gross development costs in the second quarter of 1998 compared with 49% of gross development costs for the same period of 1997. Product development expenses and the capitalization rate historically have fluctuated, and may in the future continue to fluctuate, from period to period depending in part upon the number and status of software development projects that are in process.

    Selling, general and administrative expenses increased $15,053,000, or 35%, in the second quarter of 1998 compared to the same period of 1997, and represented 37% and 41% of total revenue in the second quarter of 1998 and 1997, respectively. The decrease in selling, general and administrative expenses as a percentage of total revenue is primarily attributable to the cost structure implemented by the Company as a result of the Acquisition, the related reorganization in the third quarter of 1997 and cost savings resulting from the termination of the Company's International Distributor Agreement with Sterling Commerce.

    Investment income decreased $1,880,000 in the second quarter of 1998 compared to the same period of 1997 as a result of lower average cash and cash equivalents balances primarily due to the use of cash in connection with the Acquisition and the related reorganization in the third quarter of 1997.

    Income before income taxes in the second quarter of 1998 was $39,848,000 compared to $23,396,000 for the same period of 1997. The increase of $16,452,000, or 70%, in the second quarter of 1998 over the same period of 1997 in income before income taxes is primarily attributable to higher profits in the applications management and systems management business segments partially offset by a decline in investment income.

Six Months Ended March 31, 1998 and 1997

    Total revenue increased $104,341,000, or 51%, in the first six months of 1998 over the same period of 1997 due to revenue increases in all three of the Company's business segments, partially offset by a decline in corporate and other revenue due to the termination of the International Distributor Agreement with Sterling Commerce in the third quarter of 1997. Revenue from the applications management, systems management and federal systems business segments increased 233%, 14% and 25%, respectively, in the first six months of 1998 over the same period in 1997. Both the applications management business segment as well as the federal systems business segment benefited substantially from the domestic and international operations acquired by Sterling Software in the Acquisition.

    Total revenue generated from the Company's international operations was $118,891,000 and $74,959,000 in the first six months of 1998 and 1997, respectively, representing an increase of $43,932,000, or 59%, due to increases in the applications management business segment (up 499%) and in the systems management business segment (up 9%). The increase in international revenue was partially offset by a decline in revenue from sales of Sterling Commerce's interchange and communications software products and services due to the termination of the International Distributor Agreement in the third quarter of 1997. In addition, international operating results in the first six months of 1998 were adversely impacted by foreign currency exchange rate fluctuations as a result of a stronger U.S. dollar. Had foreign currency exchange rates remained consistent with the same period of the previous year, international revenue would have been higher in the first six months of 1998 by approximately $9,000,000. Revenue from the Company's international operations represented 39% and 37% of total revenue in the first six months of 1998 and 1997, respectively.

    The Company's recurring revenue includes revenue from product support agreements generally having terms ranging from one to three years and federal contracts generally having terms ranging from one to five years. Like most federal contracts, Sterling Software's federal contracts permit termination by the government for convenience or for failure to obtain funding. Recurring revenue decreased to 49% of total revenue in the first six months of 1998 compared to 57% in the same period of 1997, primarily due to the significant increase in products and services revenue from the applications management business segment. Overall, services revenue increased from 30% of total revenue in the first six months of 1997 to

34% of total revenue for the same period of 1998. This increase resulted primarily from generally higher levels of consulting services associated with product sales in the applications management segment. The Company currently expects that revenue from services will continue to constitute a larger percentage of the Company's total revenue in future reporting periods than was the case prior to the Acquisition.

    Revenue from the applications management business segment increased $101,867,000, or 233%, in the first six months of 1998 over the same period of 1997 due to a 207% increase in products revenue, a 143% increase in product support revenue and a 809% increase in services revenue. The significant increase in revenue from the applications management business segment is primarily attributable to revenue from the Applications Development and Applications International divisions, which include the non-federal domestic and international operations, respectively, acquired in the Acquisition. Approximately 51% of the applications management business segment's total revenue in the first six months of 1998 was derived from the Company's international operations, compared to 28% in the same period of 1997.

    Revenue from the systems management business segment increased $11,509,000, or 14%, in the first six months of 1998 over the same period of 1997 primarily due to a 27% increase in products revenue partially offset by a 3% decline in product support revenue due in part to the adverse impact of foreign currency exchange rate fluctuations as a result of a stronger U.S. dollar. The increase in products revenue was mainly attributable to strong domestic and international product sales in the operations management and storage management product lines. Approximately 48% of the systems management business segment's total revenue in the first six months of 1998 was derived from the Company's international operations, compared to 50% in the same period of 1997.

    Revenue from the federal systems business segment increased $13,758,000, or 25%, in the first six months of 1998 over the same period of 1997 due primarily to a contract added to the Company's federal systems business segment as a result of the Acquisition and, to a lesser extent, to higher contract billings in both the Information Technology Division and the Scientific Systems Division.

    Total costs and expenses increased $72,793,000, or 40%, in the first six months of 1998 compared to the same period of 1997, and represented 83% and 89% of total revenue in the first six months of 1998 and 1997, respectively.

    Total cost of sales increased $33,089,000, or 38%, in the first six months of 1998 compared to the same period of 1997, and represented 39% and 43% of total revenue in the first six months of 1998 and 1997, respectively. Cost of sales for products and product support decreased $5,578,000, or 16%, in the first six months of 1998 compared to the same period of 1997 and represented 15% and 25% of products and product support revenue in the first six months of 1998 and 1997, respectively. The decrease in cost of sales for products and product support is primarily attributable to the decrease in royalties payable to Sterling Commerce due to the termination of the International Distributor Agreement, as well as a decrease in royalties payable to other third parties related to products no longer marketed by the Company. Cost of sales for services increased $38,667,000, or 74%, in the first six months of 1998 compared to the same period of 1997 and represented 87% of revenue in both the first six months of 1998 and 1997. The significant increase in cost of sales for services is primarily attributable to the increase in services revenue from the applications management business segment.

    Product development expense for the first six months of 1998 was $16,665,000, net of $11,470,000 of capitalized software costs, as compared with product development expense in the first six months of 1997 of $9,817,000, net of $9,009,000 of capitalized software costs. Gross product development expense was 12% of non-federal revenue in the first six months of 1998 compared with 13% for the same period of 1997. Capitalized development costs represented 41% of gross development costs in the first six months of 1998 compared with 48% of gross development costs for the same period of 1997. Product development expenses and the capitalization rate historically have fluctuated, and may in the future continue to fluctuate, from period to period depending in part upon the number and status of software development projects that are in process.

    Selling, general and administrative expenses increased $32,856,000, or 39%, in the first six months of 1998 compared to the same period of 1997, and represented 38% and 41% of total revenue in the first six months of 1998 and 1997, respectively. The decrease in selling, general and administrative expenses as a percentage of total revenue is primarily attributable to the cost structure implemented by the Company as a result of the Acquisition, the related reorganization in the third quarter of 1997 and cost savings resulting from the termination of the Company's International Distributor Agreement with Sterling Commerce.

    Investment income decreased $4,406,000 in the first six months of 1998 compared to the same period of 1997 as a result of lower average cash and cash equivalents balances primarily due to the use of cash in connection with the Acquisition and the related reorganization in the third quarter of 1997.

    Income before income taxes in the first six months of 1998 was $69,686,000 compared to $42,996,000 for the same period of 1997. The increase of $26,690,000, or 62%, in the first six months of 1998 over the same period of 1997 in income before income taxes is primarily attributable to higher profits in the applications management and systems management business segments partially offset by a decline in investment income.

LIQUIDITY AND CAPITAL RESOURCES

    The Company maintained a strong liquidity and financial position with $619,955,000 of working capital at March 31, 1998, which includes $421,507,000 of cash and cash equivalents and $234,750,000 of marketable securities. Net cash provided by operating activities was $38,421,000 in the first six months of 1998 compared to $23,948,000 for the same period of 1997. Net cash provided by operating activities in the first six months of 1998 was reduced by payments made during the period of approximately $20,499,000 directly related to the Acquisition and the related reorganization that occurred in the third quarter of 1997. Net cash provided by operating activities in the first six months of 1997 was reduced by payments of approximately $32,000,000 made to Sterling Commerce during the period.

    Investing activities used $51,292,000 in cash during the first six months of 1998 while providing $20,996,000 in cash for the same period of 1997. Capital expenditures for the first six months of 1998 were $10,540,000 compared to $18,094,000 for the same period of 1997. Purchases and capitalized costs of computer software were $11,635,000 and $9,059,000 for the first six months of 1998 and 1997, respectively. Cash provided by operating activities, together with other available cash, were used to fund capital expenditures and additions to computer software.

    The Company used $1,348,000 for financing activities during the first six months of 1998 while $3,470,000 was provided in the same period of 1997.

    Effective July 1, 1997, the Company entered into an amended Revolving Credit Agreement ("Credit Agreement") with an unsecured borrowing capacity of $35,000,000 and a stated maturity of June 30, 2000. The Credit Agreement requires that the Company maintain certain financial ratios. Borrowings under the Credit Agreement bear interest at the lower of the lender's base rate or a Eurodollar lending rate plus one-half percent. No amounts were borrowed under the Credit Agreement during the first six months of 1998 or 1997.

    At March 31, 1998, the Company's existing short and long-term cash commitments, including remaining costs related to the Acquisition and the related reorganization in the third quarter of 1997, consisted primarily of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations primarily from cash provided by operating activities.

    The Company believes available cash balances, cash equivalents and short-term investments combined with cash provided by operating activities and amounts available under existing credit agreements are sufficient to meet the Company's cash requirements for the foreseeable future.

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

    The assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses are included as an adjustment to retained earnings. The Company has mitigated a portion of its currency exposure through decentralized sales, marketing and support operations and through international development facilities, in which substantially all costs are local-currency based. In the past, the Company has entered, and may in the future enter, into hedging transactions in an effort to reduce its exposure to currency exchange risks.

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

FORWARD-LOOKING INFORMATION

    This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain, certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. When used in SEC Filings, words such as "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" and similar expressions, as they relate to Sterling Software or Sterling Software's management, identify forward-looking statements. Such statements reflect the current views of Sterling Software with respect to future events and are subject to certain risks, uncertainties and assumptions relating to Sterling Software's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the markets and industries served by Sterling Software, the costs of product development and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

      On November 30, 1994, Sterling Software acquired KnowledgeWare, Inc. ("KnowledgeWare"), in a stock-for-stock acquisition. On March 14, 1995, the Securities and Exchange Commission (the "Commission") entered an Order Directing Private Investigation and Designating Officers to take Testimony titled "In the Matter of KnowledgeWare, Inc. (NY-6231)". The investigation generally relates to
(i) trading in KnowledgeWare securities from July 1, 1992 through the time of the stock-for-stock transaction by which Sterling Software acquired KnowledgeWare, (ii) KnowledgeWare's compliance with its filing and reporting obligations under the federal securities laws and (iii) the adequacy and/or accuracy of KnowledgeWare's public disclosures, recordkeeping and accounting controls. In February of 1998, the staff of the Commission informally advised Sterling Software that the Commission does not intend to pursue any enforcement actions against Sterling Software or the Company's wholly owned subsidiary that was the surviving corporation in the KnowledgeWare merger. Also in February of 1998, the Commission notified certain individuals who were formerly associated with KnowledgeWare that the Commission may pursue civil enforcement actions against them, and invited these individuals to make submissions to the Commission responding to the allegations and analysis of the Commission staff. Sterling Software may have an indemnity obligation with respect to certain of these individuals. While any legal investigation or proceeding involves inherent uncertainty, Sterling Software's management believes based upon presently available information that the ultimate resolution of this matter will not materially affect the financial condition or results of operations of the Company.

      The Company is also subject to certain legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of the liability, if any, ultimately incurred by Sterling Software with respect to any such existing proceedings and claims, net of applicable reserves and available insurance, will not materially affect the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its Annual Meeting of Stockholders on March 11, 1998, at which the stockholders of the Company voted on and approved the following:

      1. The election of three Class B directors of the Company for terms expiring at the Company's Annual Meeting of Stockholders in 2001.

      2. The amendment of the Company's Certificate of Incorporation to increase the number of shares of authorized Common Stock from 75,000,000 shares to 125,000,000 shares.

      3.  The approval of the Sterling Software, Inc. Employee Stock Purchase
Plan.

      The voting with respect to each of these matters was as follows:


      1.  Election of Directors
          ---------------------

           Name                           For             Withheld
           ----                        ----------         --------
           Charles J. Wyly, Jr.        33,535,231         387,386
           Phillip A. Moore            33,540,677         381,940
           Michael C. French           33,139,297         783,321


      2.  Amendment to the Company's Certificate of Incorporation
          -------------------------------------------------------

           For                Against         Abstentions
           ---                -------         -----------
           31,218,072         2,599,657       104,888


      3.  Approval of the Sterling Software, Inc. Employee Stock Purchase Plan
          --------------------------------------------------------------------

          For                 Against         Abstentions
          ---                 -------         -----------
          32,557,803          1,244,220       120,594

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.


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

      3.1   Certificate of Incorporation of the Company, as amended (3)

      3.2   Restated Bylaws of the Company (4)

      4.1 Rights Agreement, dated as of December 18, 1996, by and between the Company and BankBoston, N.A., as Rights Agent (5)

      4.2 First Amendment to Rights Agreement, dated as of March 12, 1998, by and between the Company and BankBoston, N.A., as Rights Agent (5)

     10.1 Sterling Software, Inc. Amended and Restated Employee Stock Purchase Plan (3), (6)

     10.2 Form of Amendment to Stock Option Agreement, dated March 20, 1998, between the Company and each of its executive officers (3), (6)

     27     Financial Data Schedule (3)

-------------
(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference. In accordance with Item 601 of Regulation S-K, this copy of the Asset Purchase Agreement does not include the schedules or exhibits thereto, which schedules and exhibits are listed in the table of contents to the Asset Purchase Agreement. The Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of such schedules and exhibits upon request.
(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1997, as amended, and incorporated herein by reference.
(3) Filed herewith.
(4) Previously filed as an exhibit to the Company's Registration Statement
    No. 33-47131 and incorporated herein by reference.

(5) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A filed April 3, 1998 and incorporated herein by reference.
(6) Management contract or compensatory plan or arrangement.


    (b)  Reports on Form 8-K.

None.

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 STERLING SOFTWARE, INC.




Date: April 28, 1998             By:           /s/Sterling L. Williams
                                    --------------------------------------------
                                                 Sterling L. Williams
                                         President, Chief Executive Officer
                                                     and Director





Date:  April 28, 1998                             /s/ R. Logan Wray
                                     -------------------------------------------
                                                    R. Logan Wray
                                                Senior Vice President
                                             and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
  NO.                          Description
-------  ------------------------------------------------------------


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

 3.2     Restated Bylaws of the Company (4)

 4.1 Rights Agreement, dated as of December 18, 1996, by and between the Company and BankBoston, N.A., as Rights Agent (5)

 4.2 First Amendment to Rights Agreement, dated as of March 12, 1998, by and between the Company and BankBoston, N.A., as Rights Agent (5)

 10.1 Sterling Software, Inc. Amended and Restated Employee Stock Purchase Plan (3), (6)

 10.2 Form of Amendment to Stock Option Agreement, dated March 20, 1998, between the Company and each of its executive officers (3), (6)

 27      Financial Data Schedule (3)

-------------
(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference. In accordance with Item 601 of Regulation S-K, this copy of the Asset Purchase Agreement does not include the schedules or exhibits thereto, which schedules and exhibits are listed in the table of contents to the Asset Purchase Agreement. The Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of such schedules and exhibits upon request.
(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1997, as amended, and incorporated herein by reference.

(3)  Filed herewith.
(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-47131 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A filed April 3, 1998 and incorporated herein by reference.
(6)  Management contract or compensatory plan or arrangement.