Form 10-Q
period 1998-06-30
STERLING SOFTWARE INC
filed 1998-08-03
CIK 716714

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
    (Mark One)
       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                      or

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          COMMISSION FILE NO. 1-8465

                            STERLING SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                             75-1873956
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                            Identification Number)

                        300 CRESCENT COURT, SUITE 1200
                             DALLAS, TEXAS  75201
         (Address of principal executive offices, including zip code)



      Registrant's telephone number, including area code:  (214) 981-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No
                                            ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Title                  Shares Outstanding as of July 27, 1998
  -----------------------------     --------------------------------------
  Common Stock, $0.10 par value                    79,497,388

                         PART I - FINANCIAL INFORMATION

                                                                                       Page
                                                                                       ----

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).............................................   3

Sterling Software, Inc. Consolidated Balance Sheets at June 30, 1998 and
  September 30, 1997..................................................................   3

Sterling Software, Inc. Consolidated Statements of Operations for the Three and Nine
  Months Ended June 30, 1998 and 1997.................................................   4

Sterling Software, Inc. Consolidated Statement of Stockholders' Equity for the Nine
  Months Ended June 30, 1998..........................................................   5

Sterling Software, Inc. Consolidated Statements of Cash Flows for the Nine Months
  Ended June 30, 1998 and 1997........................................................   6

Sterling Software, Inc. Notes to Consolidated Financial Statements....................   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS........................................................  13


                          PART II - OTHER INFORMATION



ITEM 5.  OTHER INFORMATION............................................................  23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................  25

                            STERLING SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                  A S S E T S

                                                                                        JUNE 30          SEPTEMBER 30
                                                                                         1998                1997
                                                                                  ------------------  -----------------
                                                                                      (UNAUDITED)

Current assets:
 Cash and cash equivalents...................................................         $  441,619          $  435,726
 Marketable securities.......................................................            252,441             206,965
 Accounts and notes receivable, net..........................................            154,522             149,422
 Income tax receivable.......................................................              4,250               9,941
 Prepaid expenses and other current assets...................................             24,328              24,847
                                                                                  --------------      --------------
  Total current assets.......................................................            877,160             826,901

Property and equipment, net of accumulated depreciation of $45,278 at
 June 30, 1998 and $42,430 at September 30, 1997..............................            58,434              48,598

Computer software, net of accumulated amortization of $98,644 at
 June 30, 1998 and $87,258 at September 30, 1997..............................            78,032              70,422

Excess cost over net assets acquired, net of accumulated amortization of
 $25,429 at June 30, 1998 and $20,650 at September 30, 1997..................             77,654              84,701

Noncurrent deferred income taxes.............................................                                 22,130

Other assets.................................................................             18,921              12,906
                                                                                  --------------      --------------
                                                                                      $1,110,201          $1,065,658
                                                                                  ==============      ==============

     L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y

Current liabilities:
 Accounts payable and accrued liabilities....................................         $  130,136          $  172,700
 Deferred revenue............................................................             83,627              95,455
                                                                                  --------------      --------------
   Total current liabilities.................................................            213,763             268,155

Noncurrent deferred revenue..................................................             25,305              20,432
Other noncurrent liabilities.................................................             37,936              28,817

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.10 par value; 10,000,000 shares authorized, no shares issued or outstanding......................................................
 Common stock, $.10 par value; 125,000,000 and 75,000,000 shares authorized at June 30, 1998 and September 30, 1997, respectively;
  80,917,000 and 79,808,000 shares issued at June 30, 1998 and
  September 30, 1997, respectively...........................................              8,093               7,981
 Additional paid-in capital..................................................            816,879             802,030
 Retained earnings (deficit).................................................             64,739              (3,506)
 Less treasury stock, at cost; 2,622,000 and 2,704,000 shares at June 30,
  1998 and September 30, 1997, respectively..................................            (56,514)            (58,251)
                                                                                  --------------      --------------
   Total stockholders' equity................................................            833,197             748,254

                                                                                  --------------      --------------
                                                                                      $1,110,201          $1,065,658
                                                                                  ==============      ==============

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                            THREE MONTHS                          NINE MONTHS
                                                            ENDED JUNE 30                         ENDED JUNE 30
                                                   ------------------------------       ------------------------------
                                                       1998                1997             1998              1997
                                                   -----------        -----------       -----------        -----------
Revenue:
 Products.................................           $ 67,144           $  52,234          $189,595          $ 136,369
 Product support..........................             40,787              29,106           121,603             88,621
 Services.................................             53,614              32,904           158,573             93,139
                                                   ----------         -----------       -----------        -----------
                                                      161,545             114,244           469,771            318,129
Costs and expenses:
 Cost of sales:
  Products and product support............             14,554              17,668            44,496             53,188
  Services................................             47,268              29,350           138,299             81,714
                                                   ----------         -----------       -----------        -----------
                                                       61,822              47,018           182,795            134,902
 Product development and enhancement......              6,456               4,532            23,121             14,349
 Selling, general and administrative......             56,272              45,288           173,420            129,580
 Reorganization costs.....................                                106,037                              106,037
 Purchased research and development.......                                137,849                              137,849
                                                   ----------         -----------       -----------        -----------
                                                      124,550             340,724           379,336            522,717
                                                   ----------         -----------       -----------        -----------
Income (loss) before other income
 (expense) and income taxes...............             36,995            (226,480)           90,435           (204,588)

Other income (expense):
 Interest expense.........................                (78)                (96)             (139)              (363)
 Investment income........................              8,652              10,142            25,263             31,159
 Other....................................               (507)                 26              (811)               380
                                                   ----------         -----------       -----------        -----------
                                                        8,067              10,072            24,313             31,176
                                                   ----------         -----------       -----------        -----------
Income (loss) before income taxes.........             45,062            (216,408)          114,748           (173,412)
Provision (benefit) for income taxes......             15,320             (30,945)           39,014            (16,013)
                                                   ----------         -----------       -----------        -----------
Net income (loss).........................           $ 29,742           $(185,463)         $ 75,734          $(157,399)
                                                   ==========         ===========       ===========        ===========
Income (loss) per common share:
 Net income (loss):
  Basic...................................               $.38              $(2.41)             $.98             $(2.05)
                                                   ==========         ===========       ===========        ===========
  Diluted.................................               $.36              $(2.41)             $.92             $(2.05)
                                                   ==========         ===========       ===========        ===========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED JUNE 30, 1998
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                               COMMON STOCK                                  TREASURY STOCK
                                            ------------------                            ---------------------
                                             NUMBER               ADDITIONAL  RETAINED     NUMBER                   TOTAL
                                               OF       PAR        PAID-IN    EARNINGS       OF                  STOCKHOLDERS'
                                             SHARES    VALUE       CAPITAL    (DEFICIT)    SHARES       COST        EQUITY
                                            -------   --------    ---------   ---------   --------    ---------  ------------
Balance at September 30, 1997...........     79,808     $7,981     $802,030    $(3,506)      2,704   $(58,251)       $748,254
 Net income.............................                                        75,734                                 75,734
 Issuance of common stock pursuant to
  stock options.........................      1,109        112       15,214                                            15,326

 Issuance of common stock to retirement
  plan..................................                               (365)                   (82)     1,737           1,372

 Other..................................                                        (7,489)                                (7,489)
                                            -------   --------    ---------   ---------   --------    ---------  ------------
Balance at June 30, 1998................     80,917     $8,093     $816,879    $64,739       2,622   $(56,514)       $833,197
                                            =======   ========    =========   =========   ========    =========  ============



                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             NINE MONTHS
                                                                                            ENDED JUNE 30
                                                                                    ---------------------------
                                                                                       1998              1997
                                                                                    ----------        ---------
Operating activities:
 Net income (loss)...........................................................        $  75,734        $(157,399)
 Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
   Depreciation and amortization.............................................           30,044           24,642
   Provision for losses on accounts receivable...............................            2,810            1,672
   Provision (benefit) for deferred income taxes.............................           31,614          (27,399)
   Purchased research and development........................................                           137,849
   Reorganization costs......................................................                            63,726
   Changes in operating assets and liabilities, net of effects of business acquisitions:
      (Increase) decrease in accounts and notes receivable...................           (8,715)          25,354
      Increase in prepaid expenses and other assets..........................           (2,760)          (5,466)
      Decrease in accounts payable, accrued liabilities and amounts due to
       Sterling Commerce, Inc................................................          (43,768)         (13,311)
      Decrease in deferred revenue...........................................          (12,370)            (865)
      Other..................................................................            9,505           11,845
                                                                                    ----------        ---------
       Net cash provided by operating activities.............................           82,094           60,648

Investing activities:
 Purchases of property and equipment.........................................          (21,451)         (22,703)
 Purchases and capitalized cost of development of computer software..........          (17,767)         (13,553)
 Business acquisitions, net of cash acquired.................................           (3,626)        (167,995)
 Purchases of investments....................................................         (189,944)        (198,177)
 Proceeds from sales of investments..........................................          145,720          254,429
 Other.......................................................................            1,798              700
                                                                                    ----------        ---------
       Net cash used in investing activities.................................          (85,270)        (147,299)

Financing activities:
 Retirement and redemption of debt and capital lease obligations.............           (1,080)          (7,457)
 Proceeds from issuance of debt..............................................              990            7,522
 Proceeds from issuance of common stock pursuant to exercise of stock
   options...................................................................           15,326            1,399
 Other.......................................................................           (3,986)              44
                                                                                    ----------        ---------
       Net cash provided by financing activities.............................           11,250            1,508

Effect of foreign currency exchange rate changes on cash.....................           (2,181)          (1,774)
                                                                                    ----------        ---------
Increase (decrease) in cash and cash equivalents.............................            5,893          (86,917)
Cash and cash equivalents at beginning of period.............................          435,726          524,237
                                                                                    ----------        ---------
Cash and cash equivalents at end of period...................................        $ 441,619        $ 437,320
                                                                                    ==========        =========
Supplemental cash flow information:
 Income taxes paid...........................................................        $   2,891        $   6,407
                                                                                    ==========        =========
 Income tax refunds..........................................................        $     328        $     186
                                                                                    ==========        =========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

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

    Basis of Presentation

    The consolidated financial statements include the accounts of Sterling Software after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies at June 30, 1998 and September 30, 1997 and the results of operations for the three and nine months ended June 30, 1998 and 1997. While management has based its estimates and assumptions on facts and circumstances known to it as of the date of this report, actual amounts may differ from such estimates and assumptions.

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

    The Company currently invests excess cash in a diversified portfolio of marketable securities consisting of a variety of investment-grade securities, including commercial paper, medium-term notes, U.S. government obligations, municipal obligations and certificates of deposit. The fair values for marketable securities are based on quoted market prices. All marketable securities and long-term investments are classified as available-for-sale securities.

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

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                           JUNE 30                              JUNE 30
                                                -------------------------------      -------------------------------
                                                    1998              1997                 1998              1997
                                                -------------     -------------       -------------     ------------
Basic:
 Earnings applicable to common
  stockholders.............................           $29,742         $(185,463)            $75,734        $(157,399)
                                                =============     =============       =============     ============
 Weighted average shares...................            78,047            77,065              77,547           76,952
                                                =============     =============       =============     ============
 Basic earnings per share..................           $   .38         $   (2.41)            $   .98        $   (2.05)
                                                =============     =============       =============     ============
Diluted:
 Earnings applicable to common
  stockholders.............................           $29,742         $(185,463)            $75,734        $(157,399)
                                                =============     =============       =============     ============
 Weighted average shares...................            78,047            77,065              77,547           76,952
 Effect of dilutive employee
  stock options............................            5,574                                 4,574
                                                -------------     -------------       -------------     ------------
                                                       83,621            77,065              82,121           76,952
                                                =============     =============       =============     ============
 Diluted earnings per share................           $   .36         $   (2.41)            $   .92        $   (2.05)
                                                =============     =============       =============     ============


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


2.  BUSINESS ACQUISITIONS, DIVESTITURES AND REORGANIZATIONS

    On June 30, 1997, Sterling Software completed the acquisition (the "Acquisition") of certain assets (including the capital stock of certain foreign subsidiaries) of Texas Instruments Incorporated ("Texas Instruments") for approximately $214,774,000, including costs directly related to the Acquisition of approximately $49,774,000. Such assets constituted substantially all of the assets used by Texas Instruments' Software Division ("TI Software") in its business of developing, marketing, licensing, supporting and maintaining application development software and providing related consulting services. The portion of the cost of the Acquisition that was allocable to purchased research and development costs was charged to expense in 1997 in accordance with the purchase method of accounting. The results of operations of TI Software are included in the Company's results of operations from the date of the Acquisition.

    Effective as of June 30, 1997, Sterling Software and Sterling Commerce, Inc. ("Sterling Commerce"), formerly a wholly owned subsidiary of Sterling Software formed to operate the business of Sterling Software's former Electronic Commerce Group, completed an agreement terminating the International Distributor Agreement dated March 4, 1996 (the "International Distributor Agreement"), pursuant to which Sterling Software acted as the exclusive distributor of Sterling Commerce's interchange and communications software products in markets outside the United States and Canada. The results of the Company's international operations related to selling, marketing and providing first level support of these products outside the United States and Canada for the three and nine months ended June 30, 1997 are included in the business segment information presented herein under "Corporate and other".

    The Company's 1997 results of operations included costs of $106,037,000 primarily related to the reorganization of the Company's operations in connection with the Acquisition and the termination of the International Distributor Agreement with Sterling Commerce in the third quarter of 1997. These reorganization costs also include the write-down of certain excess cost over net assets acquired related to the Company's federal systems business.


3.  UNAUDITED INTERIM FINANCIAL STATEMENTS

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

5.  SEGMENT INFORMATION

    The Company acquires, develops, markets and supports a broad range of computer software products and services in three major markets: applications management, systems management and federal systems. The Company addresses these major markets through independently operated business segments. The applications management business segment provides application development products and services for business modeling through code generation, as well as products and services that enable customers to extend the life and usefulness of legacy applications and to facilitate enterprise information access. The systems management business segment provides products that enable customers to ensure the quality of service of IT applications across enterprise networked computing environments. The federal systems business segment provides specialized IT services under numerous multi-year contracts in support of various customers in the Department of Defense and civil agencies of the federal government. Through June 30, 1997, the Company's international operations sold, marketed and provided first-level support outside of the United States and Canada for the interchange and communications software products of Sterling Commerce, the results of which are included in the business segment information under "Corporate and other".

    Financial information concerning the Company's operations, by business segment, for the three and nine months ended June 30, 1998 and 1997, is summarized as follows (in thousands):

                                                        THREE MONTHS                             NINE MONTHS
                                                       ENDED JUNE 30                            ENDED JUNE 30
                                                -------------------------------      -------------------------------
                                                    1998              1997                 1998              1997
                                                -------------     -------------       -------------     ------------
Revenue:
 Applications Management...................          $ 74,403         $  22,015            $220,056        $  65,801
 Systems Management........................            49,983            46,045             142,358          126,911
 Federal Systems...........................            37,159            30,919             106,729           86,731
 Corporate and other.......................                              15,265                 628           38,686
                                                -------------     -------------       -------------     ------------
  Consolidated totals......................          $161,545         $ 114,244            $469,771        $ 318,129
                                                =============     =============       =============     ============

Operating Profit (Loss):
 Applications Management...................          $ 22,834         $   3,378            $ 54,910        $   8,426
 Systems Management........................            19,524            18,530              52,042           48,518
 Federal Systems...........................             2,412             1,826               7,119            6,524
 Reorganization costs......................                            (106,037)                            (106,037)
 Purchased research and development........                            (137,849)                            (137,849)
 Corporate and other.......................            (7,775)           (6,328)            (23,636)         (24,170)
                                                -------------     -------------       -------------     ------------
  Consolidated totals......................          $ 36,995         $(226,480)           $ 90,435        $(204,588)
                                                =============     =============       =============     ============

The amounts presented for "Corporate and other" include corporate expense, inter-segment eliminations, the results of operations of the Company's retail software division and, for the three and nine months ended June 30, 1997, the results of operations relating to the international distribution of Sterling Commerce's interchange and communications software products.

6.  INCREASE IN AUTHORIZED COMMON STOCK

    On March 11, 1998, the Sterling Software stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 75,000,000 shares to 125,000,000 shares.


7.  SUBSEQUENT EVENTS

    Effective July 9, 1998, Sterling Software acquired Mystech Associates, Inc. ("Mystech") in a stock-for-stock merger transaction to be accounted for as a pooling of interests. Mystech became a wholly owned subsidiary of the Company and each issued and outstanding share of Mystech common stock was converted into the right to receive 5.49313 shares of Common Stock. In addition, the Company agreed to assume all outstanding stock options granted under the stock option plans maintained by Mystech. As a result of the transaction, Sterling Software is in the process of issuing approximately 769,000 shares of Common Stock in exchange for the previously outstanding shares of Mystech common stock and has reserved approximately 174,000 shares of the Company's Common Stock for issuance upon exercise of the assumed Mystech options.

    Effective July 31, 1998, Sterling Software acquired Synon Corporation ("Synon") in a stock-for-stock merger transaction to be accounted for as a pooling of interests. Synon was merged into a wholly owned subsidiary of the Company and each issued and outstanding share of Synon common stock, Synon Series A Preferred Stock and Synon Series E Preferred Stock was converted into the right to receive .14357 shares of Common Stock, and each issued and outstanding share of Synon Series D Preferred Stock was converted into the right to receive .27149 shares of Common Stock. In addition, the Company agreed to assume all outstanding stock options granted under the stock option plans maintained by Synon. As a result of the transaction, Sterling Software is in the process of issuing approximately 2,603,000 shares of Common Stock in exchange for the previously outstanding shares of Synon capital stock and has reserved approximately 375,000 shares of the Company's Common Stock for issuance upon exercise of the assumed Synon options.

    The Company expects to incur a non-recurring charge to operations in the fourth quarter of 1998 currently estimated to be between $40 million and $50 million to reflect the combination of the Company with Synon, and to a lesser extent, the combination of the Company with Mystech. These charges relate to employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities, the write down of capitalized software and other direct costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS COMBINATIONS AND DIVESTITURES

Acquisition of TI Software

    On June 30, 1997, Sterling Software completed the acquisition (the "Acquisition") of certain assets (including the capital stock of certain foreign subsidiaries) of Texas Instruments Incorporated ("Texas Instruments") for approximately $214,774,000, including costs directly related to the Acquisition of approximately $49,774,000. Such assets constituted substantially all of the assets used by Texas Instruments' Software Division ("TI Software") in its business of developing, marketing, licensing, supporting and maintaining application development software and providing related consulting services. The portion of the cost of the Acquisition that was allocable to purchased research and development costs was charged to expense in 1997 in accordance with the purchase method of accounting. The results of operations of TI Software are included in the Company's results of operations from the date of the Acquisition.

Termination of International  Distributor Agreement

    Effective as of June 30, 1997, Sterling Software and Sterling Commerce, Inc. ("Sterling Commerce"), formerly a wholly owned subsidiary of Sterling Software formed to operate the business of Sterling Software's former Electronic Commerce Group, completed an agreement terminating the International Distributor Agreement dated March 4, 1996 (the "International Distributor Agreement"), pursuant to which Sterling Software acted as the exclusive distributor of Sterling Commerce's interchange and communications software products in markets outside the United States and Canada. The results of the Company's international operations related to selling, marketing and providing first level support of these products outside of the United States and Canada for the three and nine months ended June 30, 1997 are included in the business segment information presented herein under "Corporate and other".

Reorganization Costs

    The Company's results of operations for 1997 include reorganization costs of $106,037,000 primarily related to the reorganization of the Company's operations in connection with the Acquisition and the termination of the Company's International Distributor Agreement with Sterling Commerce in the third quarter of 1997. These reorganization costs also include the write-down of certain excess cost over net assets acquired related to the Company's federal systems business. The Company does not expect to incur costs related to this reorganization in excess of the amount charged to operations in 1997.

BUSINESS COMBINATIONS SUBSEQUENT TO JUNE 30, 1998

Acquisition of Mystech Associates, Inc.

    Effective July 9, 1998, Sterling Software acquired Mystech Associates, Inc. ("Mystech") in a stock-for-stock merger transaction to be accounted for as a pooling of interests. Mystech became a wholly owned subsidiary of the Company and each issued and outstanding share of Mystech common stock was converted into the right to receive 5.49313 shares of Common Stock. In addition, the Company agreed to assume all outstanding stock options granted under the stock option plans maintained by Mystech. As a result of the transaction, Sterling Software is in the process of issuing approximately 769,000 shares of Common Stock in exchange for the previously outstanding shares of Mystech common stock and has reserved approximately 174,000 shares of the Company's Common Stock for issuance upon exercise of the assumed Mystech options. Mytech's information technology services business and substantially all of its approximately 300 employees became part of the newly created Tactical Systems Division within the Federal Systems Group.

Acquisition of Synon Corporation

    Effective July 31, 1998, Sterling Software acquired Synon Corporation ("Synon") in a stock-for-stock merger transaction to be accounted for as a pooling of interests. Synon was merged into a wholly owned subsidiary of the Company and each issued and outstanding share of Synon common stock, Synon Series A Preferred Stock and Synon Series E Preferred Stock was converted into the right to receive .14357 shares of Common Stock, and each issued and outstanding share of Synon Series D Preferred Stock was converted into the right to receive .27149 shares of Common Stock. In addition, the Company agreed to assume all outstanding stock options granted under the stock option plans maintained by Synon. As a result of the transaction, Sterling Software is in the process of issuing approximately 2,603,000 shares of Common Stock in exchange for the previously outstanding shares of Synon capital stock and has reserved approximately 375,000 shares of the Company's Common Stock for issuance upon exercise of the assumed Synon options. Of Synon's approximately 500 worldwide employees, approximately 250 were added to the Applications
Management Group.

Reorganization Costs

    The Company expects to incur a non-recurring charge to operations in the fourth quarter of 1998 currently estimated to be between $40 million and $50 million to reflect the combination of the Company with Synon, and to a lesser extent, the combination of the Company with Mystech. These charges relate to employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities, the write down of capitalized software and other direct costs.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

    Total revenue increased $47,301,000, or 41%, in the third quarter of 1998 over the same period of 1997 due to revenue increases in all three of the Company's business segments, partially offset by a decline in corporate and other revenue due to the termination of the International Distributor Agreement with Sterling Commerce in the third quarter of 1997. Revenue from the applications management, systems management and federal systems business segments increased 238%, 9% and 20%, respectively, in the third quarter of 1998 over the same period in 1997. Both the applications management business segment and the federal systems business segment benefited substantially from the domestic and international operations acquired by Sterling Software in the Acquisition.

    Total revenue generated from the Company's international operations was $60,650,000 and $45,858,000 in the third quarter of 1998 and 1997, respectively, representing an increase of $14,792,000, or 32%, primarily due to an increase in international revenue generated by the applications management business segment (up 472%). The overall increase in international revenue was partially offset by a decline in revenue from sales of Sterling Commerce's interchange and communications software products and services due to the termination of the International Distributor Agreement in the third quarter of 1997. In addition, international operating results in the third quarter of 1998 were adversely impacted by foreign currency exchange rate fluctuations as a result of a stronger U.S. dollar. Had foreign currency exchange rates remained consistent with the same period of the previous year, international revenue would have been higher in the third quarter of 1998 by approximately $3,000,000. Revenue from the Company's international operations represented 38% and 40% of total revenue in the third quarter of 1998 and 1997, respectively.

    The Company's recurring revenue includes revenue from product support agreements generally having terms ranging from one to three years and federal contracts generally having terms ranging from one to five years. Like most federal contracts, Sterling Software's federal contracts permit termination by the government for convenience or for failure to obtain funding. Recurring revenue decreased to 47% of total revenue in the third quarter of 1998 compared to 50% in the same period of 1997, primarily due to the significant increase in products and services revenue from the applications management business segment. Overall, services revenue increased from 29% of total revenue in the third quarter of 1997 to 33% of total revenue for the same period of 1998. This increase resulted primarily from generally higher levels of consulting services associated with product sales in the applications management segment. The Company currently expects that revenue from services will continue to constitute a larger percentage of the Company's total revenue in future reporting periods than was the case prior to the Acquisition.

    Revenue from the applications management business segment increased $52,388,000, or 238%, in the third quarter of 1998 over the same period of 1997 due to a 202% increase in products revenue, a 171% increase in product support revenue and a 780% increase in services revenue. The significant increase in revenue from the applications management business segment is primarily attributable to revenue from the Applications Development and

Applications International divisions, which include the non-federal domestic and international operations, respectively, acquired in the Acquisition. Approximately 49% of the applications management business segment's total revenue in the third quarter of 1998 was derived from the Company's international operations, compared to 29% in the same period of 1997.

    Revenue from the systems management business segment increased $3,938,000, or 9%, in the third quarter of 1998 over the same period of 1997 primarily due to an 11% increase in products revenue attributable to increased domestic product sales across all three product lines and increased international product sales in the storage management and operations management product lines.
Product support revenue in the third quarter of 1998 was consistent with product support revenue in the same period of 1997 due to the adverse impact of foreign currency exchange rate fluctuations as a result of a stronger U.S. dollar. Approximately 48% of the systems management business segment's total revenue in the third quarter of 1998 was derived from the Company's international operations, compared to 54% in the same period of 1997.

    Revenue from the federal systems business segment increased $6,240,000, or 20%, in the third quarter of 1998 over the same period of 1997 due primarily to a contract added to the Company's federal systems business segment as a result of the Acquisition and, to a lesser extent, to higher contract billings in both the Information Technology and the Scientific Systems divisions. As previously reported, while the Company was not selected for continuation of a contract with NASA's Ames Research Center, the Company continued to provide services under the pre-existing contract through June 30, 1998, at which time such services ceased.

    Total costs and expenses decreased $216,174,000, or 63%, in the third quarter of 1998 compared to the same period of 1997. However, excluding the Acquisition-related reorganization costs of $106,037,000 and the write-off of purchased research and development costs of $137,849,000 in the third quarter of 1997, total costs and expenses increased $27,712,000, or 29%, in the third quarter of 1998 compared to the same period of 1997.

    Total cost of sales increased $14,804,000, or 31%, in the third quarter of 1998 compared to the same period of 1997 and represented 38% and 41% of total revenue in the third quarter of 1998 and 1997, respectively. Cost of sales for products and product support decreased $3,114,000, or 18%, in the third quarter of 1998 compared to the same period of 1997 and represented 13% and 22% of products and product support revenue in the third quarter of 1998 and 1997, respectively. The decrease in cost of sales for products and product support is primarily attributable to the decrease in royalties payable to Sterling Commerce due to the termination of the International Distributor Agreement, as well as a decrease in royalties payable to other third parties related to products no longer marketed by the Company. Cost of sales for services increased $17,918,000, or 61%, in the third quarter of 1998 compared to the same period of 1997 and represented 88% and 89% of services revenue in the third quarter of 1998 and 1997, respectively. The significant increase in cost of sales for services is primarily attributable to the increase in services revenue from the applications management business segment.

    Product development expense for the third quarter of 1998 was $6,456,000, net of $6,063,000 of capitalized software costs, as compared with product development expense in the same period of 1997 of $4,532,000, net of $4,371,000 of capitalized software costs. Gross product development expense was 10% of non-federal revenue in the third quarter of 1998 compared with 11% for the same period of 1997. Capitalized development costs represented 48% of gross development costs in the third quarter of 1998 compared with 49% of gross development costs for the same period of 1997. Product development expenses and the capitalization rate historically have fluctuated, and may in the future continue to fluctuate, from period to period depending in part upon the number and status of software development projects that are in process.

    Selling, general and administrative expenses increased $10,984,000, or 24%, in the third quarter of 1998 compared to the same period of 1997, and represented 35% and 40% of total revenue in the third quarter of 1998 and 1997, respectively. The decrease in selling, general and administrative expenses as a percentage of total revenue is primarily attributable to the cost structure implemented by the Company as a result of the Acquisition, the related reorganization in the third quarter of 1997 and cost savings resulting from the termination of the Company's International Distributor Agreement with Sterling Commerce.

    Investment income decreased $1,490,000 in the third quarter of 1998 compared to the same period of 1997 as a result of lower average cash and cash equivalents balances primarily due to the use of cash in connection with the Acquisition and the related reorganization in the third quarter of 1997.

    Income before income taxes in the third quarter of 1998 was $45,062,000 compared to a loss before income taxes of $216,408,000 for the same period of 1997. Excluding the Acquisition-related reorganization costs of $106,037,000 and the write-off of purchased research and development costs of $137,849,000 in the third quarter of 1997, income before income taxes increased $17,584,000, or 64%, primarily due to higher profits in the applications management business segment partially offset by a decline in investment income.

Nine Months Ended June 30, 1998 and 1997

    Total revenue increased $151,642,000, or 48%, in the first nine months of 1998 over the same period of 1997 due to revenue increases in all three of the Company's business segments, partially offset by a decline in corporate and other revenue due to the termination of the International Distributor Agreement with Sterling Commerce in the third quarter of 1997. Revenue from the applications management, systems management and federal systems business segments increased 234%, 12% and 23%, respectively, in the first nine months of 1998 over the same period in 1997. Both the applications management business segment and the federal systems business segment benefited substantially from the domestic and international operations acquired by Sterling Software in the Acquisition.

    Total revenue generated from the Company's international operations was $179,541,000 and $120,817,000 in the first nine months of 1998 and 1997, respectively, representing an increase of $58,724,000, or 49%, due to increases in international revenue generated by the applications management business segment (up 490%) and the systems management business segment (up 4%). The overall increase in international revenue was partially offset by a decline in revenue from sales of Sterling Commerce's interchange and communications software products and services due to the termination of the International Distributor Agreement in the third quarter of 1997. In addition, international operating results in the first nine months of 1998 were adversely impacted by foreign currency exchange rate fluctuations as a result of a stronger U.S. dollar. Had foreign currency exchange rates remained consistent with the same period of the previous year, international revenue would have been higher in the first nine months of 1998 by approximately $12,000,000. Revenue from the Company's international operations represented 38% of total revenue in both the first nine months of 1998 and 1997.

    The Company's recurring revenue includes revenue from product support agreements generally having terms ranging from one to three years and federal contracts generally having terms ranging from one to five years. Like most federal contracts, Sterling Software's federal contracts permit termination by the government for convenience or for failure to obtain funding. Recurring revenue decreased to 48% of total revenue in the first nine months of 1998 compared to 54% in the same period of 1997, primarily due to the significant increase in products and services revenue from the applications management business segment. Overall, services revenue increased from 29% of total revenue in the first nine months of 1997 to 34% of total revenue for the same period of 1998. This increase resulted primarily from generally higher levels of consulting services associated with product sales in the applications management segment. The Company currently expects that revenue from services will continue to constitute a larger percentage of the Company's total revenue in future reporting periods than was the case prior to the Acquisition.

    Revenue from the applications management business segment increased $154,255,000, or 234%, in the first nine months of 1998 over the same period of 1997 due to a 206% increase in products revenue, a 151% increase in product support revenue and an 800% increase in services revenue. The significant increase in revenue from the applications management business segment is primarily attributable to revenue from the Applications Development and Applications International divisions, which include the non-federal domestic and international operations, respectively, acquired in the Acquisition. Approximately 51% of the applications management business segment's total revenue in the first nine months of 1998 was derived from the Company's international operations, compared to 29% in the same period of 1997.

    Revenue from the systems management business segment increased $15,447,000, or 12%, in the first nine months of 1998 over the same period of 1997 primarily due to a 21% increase in products revenue partially offset by a 1% decline in product support revenue due in part to the adverse impact of foreign currency exchange rate fluctuations as a result of a stronger U.S. dollar. The increase in products revenue was mainly attributable to strong domestic and international product sales in the operations management and storage management product lines. Approximately 48% of the systems management business segment's total revenue in the first nine months of 1998 was derived from the Company's international operations, compared to 51% in the same period of 1997.

    Revenue from the federal systems business segment increased $19,998,000, or 23%, in the first nine months of 1998 over the same period of 1997 due primarily to a contract added to the Company's federal systems business segment as a result of the Acquisition and, to a lesser extent, to higher contract billings in both the Information Technology and the Scientific Systems divisions.

    Total costs and expenses decreased $143,381,000, or 27%, in the first nine months of 1998 compared to the same period of 1997. However, excluding the Acquisition-related reorganization costs of $106,037,000 and the write-off of purchased research and development costs of $137,849,000 in the third quarter of 1997, total costs and expenses increased $100,505,000, or 36%, in the first nine months of 1998 compared to the same period of 1997.

    Total cost of sales increased $47,893,000, or 36%, in the first nine months of 1998 compared to the same period of 1997 and represented 39% and 42% of total revenue in the first nine months of 1998 and 1997, respectively. Cost of sales for products and product support decreased $8,692,000, or 16%, in the first nine months of 1998 compared to the same period of 1997 and represented 14% and 24% of products and product support revenue in the first nine months of 1998 and 1997, respectively. The decrease in cost of sales for products and product support is primarily attributable to the decrease in royalties payable to Sterling Commerce due to the termination of the International Distributor Agreement, as well as a decrease in royalties payable to other third parties related to products no longer marketed by the Company. Cost of sales for services increased $56,585,000, or 69%, in the first nine months of 1998 compared to the same period of 1997 and represented 87% and 88% of revenue in the first nine months of 1998 and 1997, respectively. The significant increase in cost of sales for services is primarily attributable to the increase in services revenue from the applications management business segment.

    Product development expense for the first nine months of 1998 was $23,121,000, net of $17,533,000 of capitalized software costs, as compared with product development expense in the first nine months of 1997 of $14,349,000, net of $13,380,000 of capitalized software costs. Gross product development expense was 11% of non-federal revenue in the first nine months of 1998 compared with 12% for the same period of 1997. Capitalized development costs represented 43% of gross development costs in the first nine months of 1998 compared with 48% of gross development costs for the same period of 1997. Product development expenses and the capitalization rate historically have fluctuated, and may in the future continue to fluctuate, from period to period depending in part upon the number and status of software development projects that are in process.

    Selling, general and administrative expenses increased $43,840,000, or 34%, in the first nine months of 1998 compared to the same period of 1997, and represented 37% and 41% of total revenue in the first nine months of 1998 and 1997, respectively. The decrease in selling, general and administrative expenses as a percentage of total revenue is primarily attributable to the cost structure implemented by the Company as a result of the Acquisition, the related reorganization in the third quarter of 1997 and cost savings resulting from the termination of the Company's International Distributor Agreement with Sterling Commerce.

    Investment income decreased $5,896,000 in the first nine months of 1998 compared to the same period of 1997 as a result of lower average cash and cash equivalents balances primarily due to the use of cash in connection with the Acquisition and the related reorganization in the third quarter of 1997.

    Income before income taxes in the first nine months of 1998 was $114,748,000, compared to a loss before income taxes of $173,412,000 for the same period of 1997. Excluding the Acquisition-related reorganization costs of $106,037,000 and the write-off of purchased research and development costs of $137,849,000 in the third quarter of 1997, income before income taxes increased $44,274,000, or 63%, primarily due to higher profits in the applications management and systems management business segments partially offset by a decline in investment income.


LIQUIDITY AND CAPITAL RESOURCES

    The Company maintained a strong liquidity and financial position with $663,397,000 of working capital at June 30, 1998, which includes $441,619,000 of cash and cash equivalents and $252,441,000 of marketable securities. Net cash provided by operating activities was $82,094,000 in the first nine months of 1998 compared to $60,648,000 for the same period of 1997. Net cash provided by operating activities in the first nine months of 1998 was reduced by payments made during the period of approximately $25,227,000 directly related to the Acquisition and the related reorganization that occurred in the third quarter of 1997. Operating cash flows in the first nine months of 1997 were negatively impacted by payments of approximately $32,000,000 made to Sterling Commerce during the period.

    Investing activities used $85,270,000 in cash during the first nine months of 1998 compared to $147,299,000 for the same period of 1997. Net cash used in investing activities in the first nine months of 1997 included the $165,000,000 payment to Texas Instruments on June 30, 1997 in connection with the Acquisition. Capital expenditures for the first nine months of 1998 were $21,451,000 compared to $22,703,000 for the same period of 1997. Purchases and capitalized costs of computer software were $17,767,000 and $13,553,000 for the first nine months of 1998 and 1997, respectively. Cash provided by operating activities, together with other available cash, were used to fund capital expenditures and additions to computer software.

    Financing activities provided $11,250,000 in cash during the first nine months of 1998 compared to $1,508,000 for the same period of 1997.

    Effective July 1, 1997, the Company entered into an amended Revolving Credit Agreement ("Credit Agreement") with an unsecured borrowing capacity of $35,000,000 and a stated maturity of June 30, 2000. The Credit Agreement requires that the Company maintain certain financial ratios. Borrowings under the Credit Agreement bear interest at the lower of the lender's base rate or a Eurodollar lending rate plus one-half percent. No amounts were borrowed under the Credit Agreement during the first nine months of 1998 or 1997.

    At June 30, 1998, in addition to commitments related to the Mystech and Synon acquisitions discussed above, the Company's short and long-term cash commitments, including remaining costs related to the Acquisition and the related reorganization in the third quarter of

1997, consisted primarily of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations primarily from cash provided by operating activities.

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


FORWARD-LOOKING INFORMATION

    This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the Company's management. The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words "may", "will", "could", "should", "believe", "expect", "future", "potential", "anticipate", "intend", "plan", "estimate" or "continue" or the negative or other variations thereof and (ii) other statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including (i) risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions, (ii) possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, and (iii) actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as "Risk Factors" and "Special Considerations" in the SEC Filings constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those reflected in such forward-looking statements.

                          PART II - OTHER INFORMATION


ITEM 5.  OTHER MATTERS.

    The following information is provided to stockholders of the Company in light of recent amendments to certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and to certain provisions of the Company's Bylaws (the "Bylaws").

    Stockholders of Sterling Software may submit proposals on matters appropriate for stockholder action at meetings of the Company's stockholders in accordance with Rule 14a-8 promulgated under the Exchange Act ("Rule 14a-8"). For such proposals to be included in the Company's proxy materials relating to its 1999 Annual Meeting of Stockholders (the "1999 Annual Meeting"), all applicable requirements of Rule 14a-8 must be satisfied and such proposals must be received by the Company no later than October 5, 1998.

    Except in the case of proposals made in accordance with Rule 14a-8, the Bylaws require that stockholders desiring to bring any business before an annual meeting of stockholders deliver written notice thereof to the Company not less than 60 days prior to the meeting. However, in the event that less than 67 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be received by the Company not later than the close of business on the seventh day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. The Bylaws further require, among other things, that the notice by the stockholder set forth a description of the business to be brought before the meeting and certain information concerning the stockholder proposing such business, including such stockholder's name and address, the class and number of shares of the Company's capital stock that are owned beneficially by such stockholder and any material interest of such stockholder in the business proposed to be brought before the meeting.

    The Bylaws require that stockholders desiring to nominate one or more persons as directors of the Company deliver written notice thereof to the Company not later than (i) with respect to an election to be held at an annual meeting, 90 days prior to the anniversary date of the immediately preceding annual meeting, and (ii) with respect to an election to be held at a special meeting, the seventh day following the date on which notice of such special meeting is first given to stockholders. The Bylaws further require, among other things, that any such notice set forth the name and address of the stockholder and the person or persons to be nominated, a representation that the stockholder is a holder of record of stock in the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, a description of all arrangements or undertakings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder, such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission and the consent of each nominee to serve as a director of the Company if so elected.

    Any stockholder proposal or nomination intended to be submitted in accordance with Rule 14a-8 or the provisions of the Bylaws described above should be directed to Sterling Software, Inc., Attention: Secretary, at 300 Crescent Court, Suite 1200, Dallas, Texas 75201.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


 (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

 2.1 Asset Purchase Agreement, dated April 18, 1997, by and between Texas Instruments Incorporated and the Company (1), (2)

 2.2 Amendment No. 1 to Asset Purchase Agreement, dated June 19, 1997, by and between Texas Instruments Incorporated, the Company and certain subsidiaries of the Company, and Amendment No. 2 to Asset Purchase Agreement, dated June 28, 1997, by and between Texas Instruments Incorporated, the Company and certain subsidiaries of the Company (3)

 2.3 Agreement and Plan of Merger, dated as of May 27, 1998, among the Company, Sterling Software (Connecticut), Inc. and Mystech Associates, Inc. (2), (4)

 2.4 Agreement and Plan of Merger, dated as of June 20, 1998, among the Company, Sterling Software (Southern), Inc. and Synon Corporation (2),
         (5)

 3.1     Certificate of Incorporation, as amended, of the Company (6)

 3.2     Bylaws, as amended, of the Company (7)

 10.1 Mystech Associates, Inc. Stock Option Plan (as amended and restated as of July 9, 1998) (8)

 10.2 Synon Corporation 1990 Stock Option Plan (as amended and restated as of July 31, 1998) (8)

 10.3 Synon Corporation Executive Share Option Scheme (as amended and restated as of July 30, 1998) (8)

 27      Financial Data Schedule (8)

_____________
(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.
(2) In accordance with Item 601 of Regulation S-K, the schedules and exhibits relating to the agreement have been omitted. The Company will furnish supplementally to the Securities and Exchange Commission such schedules or exhibits upon request.
(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1997, as amended, and incorporated herein by reference.

(4) Previously filed as Appendix A to the Proxy Statement/Prospectus forming a part of the Company's Registration Statement on Form S-4 (No. 333-53747) and incorporated herein by reference.
(5) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated June 21, 1998 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A filed on May 27, 1998 and incorporated herein by reference.
(8) Filed herewith.

     (b)  Reports on Form 8-K.

          With respect to the three-month period ended June 30, 1998, the Company filed one Current Report on Form 8-K dated June 21, 1998, which included information reported under Item 5 (Other Events).

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 STERLING SOFTWARE, INC.




Date: August 3, 1998           By:          /s/Sterling L. Williams
                                   ---------------------------------------------
                                              Sterling L. Williams
                                        President, Chief Executive Officer
                                                   and Director





Date: August 3, 1998                            /s/ R. Logan Wray
                                   ---------------------------------------------
                                                 R. Logan Wray
                                              Senior Vice President
                                            and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
  NO.                             DESCRIPTION
-------   -------------------------------------------------------------


 2.1 Asset Purchase Agreement, dated April 18, 1997, by and between Texas Instruments Incorporated and the Company (1), (2)

 2.2 Amendment No. 1 to Asset Purchase Agreement, dated June 19, 1997, by and between Texas Instruments Incorporated, the Company and certain subsidiaries of the Company, and Amendment No. 2 to Asset Purchase Agreement, dated June 28, 1997, by and between Texas Instruments Incorporated, the Company and certain subsidiaries of the Company (3)

 2.3 Agreement and Plan of Merger, dated as of May 27, 1998, among the Company, Sterling Software (Connecticut), Inc. and Mystech Associates, Inc. (2), (4)

 2.4 Agreement and Plan of Merger, dated as of June 20, 1998, among the Company, Sterling Software (Southern), Inc. and Synon Corporation (2),
          (5)

 3.1      Certificate of Incorporation, as amended, of the Company (6)

 3.2      Bylaws, as amended, of the Company (7)

 10.1 Mystech Associates, Inc. Stock Option Plan (as amended and restated as of July 9, 1998) (8)

 10.2 Synon Corporation 1990 Stock Option Plan (as amended and restated as of July 31, 1998) (8)

 10.3 Synon Corporation Executive Share Option Scheme (as amended and restated as of July 30, 1998) (8)

 27       Financial Data Schedule (8)


_____________

(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.
(2) In accordance with Item 601 of Regulation S-K, the schedules and exhibits relating to the agreement have been omitted. The Company will furnish supplementally to the Securities and Exchange Commission such schedules or exhibits upon request.

(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1997, as amended, and incorporated herein by reference.
(4) Previously filed as Appendix A to the Proxy Statement/Prospectus forming a part of the Company's Registration Statement on Form S-4 (No. 333-53747) and incorporated herein by reference.
(5) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated June 21, 1998 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A filed on May 27, 1998 and incorporated herein by reference.
(8)  Filed herewith.