Form 10-K
period 1998-09-30
STERLING SOFTWARE INC
filed 1998-11-19
CIK 716714

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
        Common Stock, $0.10 Par Value                     New York Stock Exchange
     Rights to Purchase Series A Junior                   New York Stock Exchange
  Participating Preferred Stock, $0.10 Par
                    Value

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of November 10, 1998, 82,441,492 shares of the Registrant's Common Stock were outstanding.

  The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $2,081,053,559, based on the $26 3/16 closing sales price of the Registrant's Common Stock on the New York Stock Exchange on November 10, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the Annual Meeting of Stockholders of the Registrant to be held during 1999 are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STERLING SOFTWARE, INC.

                               TABLE OF CONTENTS

 FORM 10-K ITEM                                                            PAGE
 --------------                                                            ----
 PART I.
    Item 1.  Business...................................................     1
    Item 2.  Properties.................................................    12
    Item 3.  Legal Proceedings..........................................    13
    Item 4.  Submission of Matters to a Vote of Security Holders........    13
 PART II.
    Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters........................................    14
    Item 6.  Selected Financial Data....................................    15
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    16
    Item 7A. Quantitative and Qualitative Disclosure About Market Risk..    25
    Item 8.  Financial Statements and Supplementary Data................    26
    Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    52
 PART III.
    Item 10. Directors and Executive Officers of the Registrant.........    52
    Item 11. Executive Compensation.....................................    52
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management.................................................    52
    Item 13. Certain Relationships and Related Transactions.............    52
 PART IV.
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
             8-K........................................................    53

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Sterling Software, Inc. ("Sterling Software" or the "Company") was founded in 198l and became a publicly owned corporation in l983. Sterling Software is a worldwide developer and supplier of application development, information management and systems management software products and services, as well as a supplier of specialized information technology ("IT") services for sectors of the federal government. Sterling Software's customer base includes 91 of the 100 largest U.S. industrial and service corporations, as ranked by 1997 revenues in Fortune magazine. Sterling Software's business segments are as follows:

  . The application management business segment provides solutions for both enterprise-scale application development and information management. Application development solutions include products and services for business modeling through code generation. These solutions provide customers the ability to build component-based applications through model-based code generation using traditional and object-oriented techniques, to reuse what they have built through components and to protect their investment in legacy assets. Information management solutions include products and services that enable customers to facilitate enterprise information access and to extend the life and usefulness of legacy applications. These solutions help enterprises address issues related to complex implementation challenges such as data warehousing, intranets and application management, using technologies that enhance business intelligence, integrate applications and improve information access through web browsers.

  . The systems management business segment provides solutions that enable customers to simplify the use of multiple computing environments and to increase the productivity of information systems, ultimately ensuring that the systems meet the business needs of the organization. These solutions include enterprise-level network management products, enterprise-level storage management products and comprehensive VM systems management products.

  . The federal systems business segment provides specialized IT services for sectors of the federal government, as well as state and local governments. Major customers include the U.S. Department of Defense ("DoD"), the military services, U.S. national intelligence agencies, the Federal Aviation Administration ("FAA") and the National Aeronautics and Space Administration ("NASA").

  Worldwide revenue from the Company's application management, systems management and federal systems business segments represented 51%, 28% and 21%, respectively, of the Company's total 1998 revenue. Revenue from the Company's international operations represented 39% of the Company's total 1998 revenue. See Notes 5 and 6 of Notes to Consolidated Financial Statements.

  On September 30, 1996, Sterling Software completed the spin-off of Sterling Commerce, Inc. ("Sterling Commerce"), which owns and operates the business conducted by Sterling Software's former electronic commerce business segment. The results of operations of Sterling Commerce for 1996 have been classified as discontinued operations in the accompanying Consolidated Financial Statements. Through June 30, 1997, the Company sold, marketed and provided first-level support outside of the United States and Canada for Sterling Commerce's interchange and communications software products, the results of which are included in the business segment information presented in the accompanying Consolidated Financial Statements under "Corporate and other".

  A large percentage of Sterling Software's business is recurring through annual and multi-year contracts. Product support contracts generally have terms that range from one to three years, fixed-term product lease and rental contracts generally have terms that range from month-to-month to year-to-year and multi-year federal contracts generally have terms that range from one to five years. Recurring revenue represented 46% and 48% of the Company's total revenue in 1998 and 1997, respectively.

  Consistent with Sterling Software's decentralized operating structure, the Company's businesses are served by independent operating groups. Within each of these groups are divisions that focus on specific business niches. In keeping with the Company's decentralized philosophy, the management team of each group and division is largely autonomous. Sterling Software believes that its decentralized organizational structure promotes operating flexibility, improves responsiveness to customer requirements and focuses management on achieving revenue and operating profit objectives. Sterling Software has historically expanded its operations through internal growth and through business and product acquisitions.

  At September 30, 1998, the Company employed approximately 3,500 employees in 90 offices worldwide. The Company has direct sales offices in 22 countries and distributors and agents in an additional 38 countries.

APPLICATION MANAGEMENT

  The application management business segment provides solutions for both enterprise-scale application development and information management through its COOL and VISION product families, respectively. Worldwide revenue from the application management business segment represented 51%, 39% and 36% of the Company's total revenue during 1998, 1997 and 1996, respectively.

  The COOL family of products is designed to provide customers the ability to build component-based applications through model-based code generation using traditional and object-oriented techniques, to reuse what they have built through components and to protect their investment in legacy assets. COOL:Biz is a comprehensive business modeling toolset that promotes an understanding of organizations and processes with a "common language" for communicating business needs. The product's methodology for process mapping and job design allows business and IT professionals to work together to design business processes. COOL:Spex, released in February 1998, represents the latest in component-based development technology. Using COOL:Spex, developers model component interfaces and architect component-based applications that directly support business requirements documented in COOL:Biz. COOL:Spex produces technology-independent component specifications that maximize reuse. COOL:Gen is designed to allow developers to model and generate error-free code in a structured, repeatable manner. With COOL:Gen, high-level component specifications are driven forward into dynamic, scalable applications targeting multiple platforms, including the World Wide Web. COOL:Plex is a model-based development environment that leverages pattern technology to rapidly deliver high-quality, adaptable applications for Windows NT and AS/400 platforms. COOL:Jex is an object-oriented analysis and design solution supporting the Unified Modeling Language industry standard notation. COOL:Jex allows modeling of complex application requirements, driven directly from business requirements. The COOL portfolio also includes COOL:2E, an AS/400 development environment supporting model-based code generation of AS/400 applications; COOL:Enterprise, an OS/2 development environment supporting model-based code generation of MVS, Unix and Windows applications; and COOL:Xtras, a set of supporting utilities for Web reporting and AS/400 model and application management.

  The COOL product portfolio was expanded on October 26, 1998, with the Company's acquisition of Cayenne Software, Inc. ("Cayenne"). See "Recent Developments". The acquired products include COOL:BusinessTeam, a logical data and process modeling tool; COOL:DBA, a relational database design and generation tool; and COOL:Teamwork, a structured engineering tool for requirements documentation and systems design of real-time and embedded systems. Additionally, COOL:Jex now includes the functionality from Cayenne's object-oriented analysis and design tool, which offered extensions in both the number of language generation targets available, as well as support for key functionality needed to satisfy bid-driven market requirements. COOL:Jex's extensions and code generation capabilities now support the development of real-time or embedded systems, client/server applications, as well as intranet and Internet solutions.

  The VISION family of products enables customers to facilitate enterprise information access and to extend the life and usefulness of legacy applications. These solutions help enterprises address issues related to complex implementation challenges such as data warehousing, intranets and application management, using technologies that enhance business intelligence, integrate applications and improve information access through web browsers. VISION:Results is an information management and report generation system for IBM enterprise servers and a dynamic complement to COBOL. VISION:Builder and VISION:Transact are application development tools for batch and on-line environments, respectively, that operate on major IBM enterprise server platforms. The VISION:Legacy suite of products addresses the functions required to assess the quality and maintainability of applications, restructure old COBOL programs, re-document the flow of control through legacy systems, and graphically represent the architecture and flow of existing systems. The VISION:Legacy suite of products, including VISION:Inspect, VISION:Assess, VISION:Recode and VISION:Redocument, helps address the "year 2000" effort with system-wide analysis capabilities and reports to help identify and modify date and date-related fields. VISION:Phaseshift and VISION:Simulate, among others, were recently added to the Company's year 2000 portfolio of products. VISION:Phaseshift provides an interface to system resources and data files. It intercepts requests for date and time data and "windows" the dates back 28 years in an encapsulated environment. VISION:Simulate is a testing tool that allows for the simulation of dates into the future to test applications without changing the system date. The VISION family also includes Business Intelligence products such as VISION:Clearaccess, VISION:Clearmanage, VISION:Webaccess and VISION:Dimensions. VISION:Clearaccess facilitates end-user data access as a query and reporting tool, and VISION:Clearmanage allows database managers to monitor and control database access in a client/server environment. VISION:Webaccess is a Java-based, thin client computing solution for total enterprise data access and analysis over the World Wide Web. Using wizard technology, VISION:Webaccess allows users to point and click their way through queries, view and refresh previously created reports and charts, and create ad hoc reports and charts for quick analysis. VISION:Dimensions is an online analytical processing tool that provides flexible and dynamic access to business data in multidimensional databases for online analysis, reporting and graphical representation.

  As of September 30, 1998, the application management business employed approximately 1,400 people. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Combinations, Divestitures and Reorganizations--Acquisition of Synon Corporation" and "-- Acquisition of TI Software" for a description of recent acquisitions in this business segment.

SYSTEMS MANAGEMENT

  The systems management business segment provides solutions that enable customers to simplify the use of multiple computing environments and to increase the productivity of information systems, ultimately ensuring that the systems meet the business needs of the organization. The SOLVE family of products focuses on enterprise-level network management, the SAMS family of products focuses on enterprise-level storage management and the VM family of products focuses on systems management solutions for the VM operating environment. Guiding these solutions is the group's Business-Centric Enterprise Management initiative, a pragmatic, business-focused approach to ensuring the availability and reliability of business critical applications and the IT infrastructure upon which they rely. Worldwide revenue from the systems management business segment represented 28%, 32% and 33% of the Company's total revenue during 1998, 1997 and 1996, respectively.

  The SOLVE family of products helps customers manage their networked enterprise from a business-service perspective. SOLVE:Netmaster automates network management operations across large-scale enterprises. The SOLVE:Netmaster products provide for centralized command and control, diagnostics, performance management and alert and status monitoring of TCP/IP (Transmission Control Protocol/Internet Protocol), SNA (Systems Network Architecture) and SNMP (Simple Network Management Protocol) network events. The SOLVE:Operations products provide and participate in enterprise-wide systems automation solutions, addressing both mainframe and distributed systems from a single point. SOLVE:Operations products are available as stand-alone products within the OS/390 environment and as plug-in components for three enterprise management platforms: Hewlett-Packard's "OpenView" and "OpenView IT/Operations" and Tivoli's "Tivoli/TME 10 NetView". SOLVE:Diplomat allows multiple customer information applications to share information with multiple help desk applications without modifying the applications themselves. This allows enterprises to synchronize their business support applications and maximize customer service, while at the same time preserving the investment in these applications. SOLVE:Central is an integrated suite of products for running the enterprise IT service desk and is comprised of: SOLVE:Problem for problem tracking and resolution, SOLVE:Change for managing the systems change process, SOLVE:Configuration for tracking software and hardware configuration changes and SOLVE:Asset for business management of computer assets and the services they deliver.

  The SAMS family of products manages, monitors and automates data storage in both distributed and centralized environments. SAMS:Vantage, OS/390 Edition, is a client/server system that provides comprehensive automation, interactive reporting, analysis and predictive modeling capabilities for complex OS/390 storage environments. SAMS:Vantage, Network Edition, delivers consolidated management of distributed storage across UNIX, Windows NT, NetWare and OS/2 environments; it also incorporates a view of mainframe storage. SAMS:Vantage, ADSM Edition, is a tailored version of the product that adds value to IBM's Adstar Distributed Storage Manager (ADSM). From one workstation, the product identifies and manages critical data defects and solves problems automatically, charts trends and forecasts capacity across platforms. The SAMS:Vantage storage management approach is designed to remain consistent across multiple platforms and to allow organizations to: manage enterprise data storage in a uniform manner, implement consistent storage management policies and standards, provide consolidated management of distributed data and enforce the protection of critical data, regardless of where it resides. On the OS/390 platform, SAMS:Vantage ties into the division's data management products, providing a comprehensive OS/390 storage management suite. SAMS:Perform, the input/output ("I/O") performance monitoring component of SAMS:Vantage, is the first I/O performance monitor to work across multiple RAID (redundant array of inexpensive disks) subsystems and DASD (data access storage devices). The product analyzes I/O performance and recommends device specific solutions to improve response times and increase efficiency. The SAMS family of products also includes SAMS:Disk, a centralized mainframe data storage management backup and recovery system; SAMS:Allocate, a centralized allocation control system; and SAMS:Vista, an automated tape storage management component of SAMS:Vantage, OS/390 Edition, that enhances tape management systems and assists in the management of robotic tape systems and high-capacity tape devices.

  The VM family of products provides systems management software and Web-enabling software for IBM's VM/ESA operating system. The VM:Manager product family provides integrated solutions for automated operations, storage management, service-level management, security, recovery and SFS (Shared File System) management. VM:Manager is designed to enable VM sites to operate at maximum availability with minimal systems administration personnel, thereby controlling costs, improving performance and increasing user productivity. The VM:Webgateway product family enables customers to deliver World Wide Web services from the VM operating system and to deliver VM applications and data across intranets or the Internet. VM:Webgateway is a World Wide Web server for VM that allows customers to utilize user-friendly web browsers to deliver mainframe-based information to end-users on any platform. VM:Webgateway acts as a repository for home pages and documents created using HTML (Hypertext Markup Language) and also stores, retrieves and processes information in various formats including text, graphics, sound, images, video and Java applets. VM:Webgateway's OfficeVision interface option adds a graphical user interface to the calendar and E-mail features of IBM's OfficeVision/VM, a mainframe-based office automation solution.

  As of September 30, 1998, the Systems Management business employed approximately 800 people.

FEDERAL SYSTEMS

  The federal systems business segment provides specialized IT services for sectors of the federal government, as well as state and local governments. Major customers include the DoD, the military services, U.S. national intelligence agencies, the FAA and NASA. In 1998, Sterling Software began its 32nd year of service to both NASA and the DoD. In 1998, the Company's federal systems business was performing work under approximately 190 contracts. Revenue from the federal systems business segment represented 21%, 21% and 22% of the Company's total revenue during 1998, 1997 and 1996, respectively.

  The Information Technology Division of this business focuses on four operational areas: intelligence systems, advanced systems, weather systems and state and local governments. The division specializes in secure communications, message and data handling, weather forecast production and distribution, and systems integration and application development in support of various projects ranging from satellite data collection to counter-terrorism. Division computing resources include facilities approved for classified operations and substantial hardware and software configurations to support software lifecycle development activities in distributed processing environments. The division's software engineering and software development processes are certified at Software Engineering Institute Capability Maturity Model (SEI CMM) Level 3 and International Standards Organization (ISO) 9001. Customers include U.S. Air Force command, control and communications organizations, the Defense Intelligence Agency and other national intelligence organizations.

  The Applied Systems Division of this business has four operational areas: simulation, modeling and training; advanced systems; command, control, communications, computers, surveillance and reconnaissance (C4ISR); and space and transportation systems. The division specializes in tactical military intelligence and data fusion; command and control; advanced database techniques; modeling, constructive, live and virtual simulation; and strategic planning. In addition, the division specializes in software and support services for airborne and space flight systems, data acquisition and control systems, and air traffic management. Customers include U.S. Army intelligence and battle command organizations, the FAA, NASA and the U.S. Air Force.

  As of September 30, 1998, the federal systems business employed approximately 1,200 people. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Combinations, Divestitures and Reorganizations--Acquisition of Mystech Associates, Inc." for a description of recent acquisitions in this business segment.

PRODUCT LICENSES

  Sterling Software's products are generally licensed under perpetual use, fixed-term or usage-based agreements. Sterling Software typically does not sell or otherwise transfer title to its software products. The Company's license agreements prohibit reproduction, transfer or disclosure of the product and generally restrict the use of the product to designated sites or central processing units. However, some license agreements may cover multiple sites or multiple central processing units at one site. In 1998, 1997 and 1996, product revenue accounted for 40%, 41% and 42%, respectively, of the Company's total revenue.

PRODUCT SUPPORT

  Product support is available to Sterling Software customers, typically through annual contracts generally priced from 12% to 22% of the current license fee. Sterling Software's product support contracts allow customers to receive updated versions of Sterling Software's products when and if they become available, as well as "bug fixing" and Internet and telephone access to Sterling Software's technical personnel. In 1998, 1997 and 1996, product support revenue accounted for 26%, 27% and 28%, respectively, of the Company's total revenue.

SERVICES

  Services provided by Sterling Software primarily consist of specialized IT services in support of federal government contracts provided through the Company's federal systems business. In addition, Sterling Software provides training and education in support of its software products in the form of customer training seminars, videos and instruction materials. Sterling Software also offers product-specific consulting and education services within its application management business to better enable customers to successfully use its products. In 1998, 1997 and 1996, services revenue accounted for 34%, 32% and 30%, respectively, of the Company's total revenue.

PRODUCT DEVELOPMENT

  Each domestic division within Sterling Software's application management, systems management and federal systems businesses has its own development function. Sterling Software's product development programs in each of these businesses include the enhancement of existing products and introduction of new products based upon current and anticipated customer needs. The Company believes that its decentralized organizational structure facilitates development cost control and focuses the development function on the customers' needs. Approximately 470 of Sterling Software's employees were engaged in product development as of September 30, 1998. Gross product development costs in 1998, 1997 and 1996 were $63,118,000, $51,370,000 and
$44,582,000, respectively, of which the Company capitalized $26,956,000, $21,711,000 and $18,180,000, respectively, as the cost of developing and testing new or significantly enhanced software products.

  Each of the Company's product divisions has completed a year 2000 assessment of its currently offered products. This assessment included internal testing of the year 2000 capabilities of these products. The Company believes that the vast majority of its currently offered products are year 2000 compliant, and expects virtually all of its remaining currently offered products to become compliant during the early part of calendar 1999 through new releases. In any event, the Company expects that all of its currently offered products will be year 2000 compliant before the end of calendar 1999. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Other Matters--Year 2000 Issues".

SALES AND MARKETING

  Consistent with its decentralized operating structure, Sterling Software conducts its sales and marketing activities in multiple software divisions focused on specific product markets. Sterling Software sells its products and services through a combination of direct sales and telesales organizations, and in certain foreign countries, through independent agents and distributors. The use of telesales has proven effective in reaching customers at a minimal cost. Each domestic division within the application management and systems management businesses has its own U.S. sales and marketing organization. In addition, the application management and systems management businesses have divisions and business units that focus specifically on the international marketplace for their respective product lines. The federal systems business has its own sales organization, which focuses specifically on specialized IT service offerings to the federal IT market.

CUSTOMERS

  Sterling Software's customers include 91 of the 100 largest U.S. industrial and service corporations, ranked by 1997 revenues in Fortune magazine. In the year ended September 30, 1998, agencies, branches and departments of the federal government accounted for approximately 22% of the Company's total revenue.

COMPETITION

  The computer software and services industry is rapidly evolving and highly competitive. Sterling Software competes with both large companies with substantially greater resources and small specialized companies that compete in a particular geographic region or market niche. Sterling Software also competes with internal programming staffs of corporations and with hardware manufacturers. Competition within the Company's federal business is increasing because of continued federal budget constraints and cutbacks. In addition, continuing consolidation among providers of technical services to the federal government is increasing the size and market presence of many of the Company's competitors in this market segment.

  Sterling Software believes that its products will continue to be selected by customers due to superior product functionality, reliability and technical support, ease of product installation and use, close integration between the products and customer business applications and, finally, the Company's history of success and reputation for providing quality products.

EMPLOYEES

  Sterling Software's business is dependent upon its ability to attract and retain qualified personnel, who are in limited supply. The Company's operations could be adversely affected if it were to lose the services of a significant number of qualified employees or if it were unable to obtain additional qualified employees when needed. The market for highly qualified personnel in the IT industry is extremely competitive, making it difficult for companies in this industry, including Sterling Software, to attract and retain qualified employees. The Company strives to maintain excellent employee relations, attractive office facilities and challenging work environments, and offers competitive compensation and benefits packages.

  At September 30, 1998, the Company employed approximately 3,500 people.

INTELLECTUAL PROPERTY

  Sterling Software's success depends in part on its technology and intellectual property. The Company relies primarily on a combination of copyright, patent and trademark laws, confidentiality procedures and contractual provisions to protect its intellectual property. The Company routinely enters into nondisclosure and confidentiality agreements with employees, contractors, consultants, vendors and customers, and its product license agreements generally prohibit the unauthorized use or disclosure of the Company's proprietary intellectual property. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. In general, however, management believes that the competitive position of the Company depends primarily on the skill, knowledge, creativity and experience of Sterling Software's personnel and their ability to develop, market and support software products, and that its business is not materially dependent on copyright protection, trademarks or patents.

  The Company does not believe that any of its products infringe in any material respect on the valid proprietary rights of third parties. However, a large number of patents, trademarks and copyrights have been, and are being, issued, registered or asserted in the software industry and there can be no assurance that the Company is aware of all such intellectual property rights that may pose a risk of infringement by the Company's products, especially with respect to United States patents, which can cover extremely broad concepts and the applications for which are confidential until the patents are issued.

  Licenses for a number of software products have been granted to the Company for its own use or for remarketing to its customers. In the aggregate, these licenses are significant to the business of the Company, but the Company believes that the loss of any one of these licenses would not materially affect the Company's business, financial condition or results of operations.

  The COOL, VISION, SAMS, VM and SOLVE families of product names and the mark "Sterling Software" used herein are registered or unregistered trademarks owned by the Company.

BACKLOG

  Sterling Software's backlog relates principally to the uncompleted portion of multi-year professional services contracts with agencies of the federal government, including renewal options with government agencies, a portion of which is restricted by law to a term ending on the last day of the government agencies' then-current fiscal year.

  Determination of the Company's backlog involves estimation, particularly with respect to customer requirements contracts and multi-year contracts of a cost-reimbursement or incentive nature. A large portion of the Company's federal government contracts is funded for one year or less and is subject to contract award, extension or expiration at different times during the year, and all of the Company's federal government contracts are subject to termination by the government (on short notice). Based upon past experience, the Company believes that the contract renewal options included in existing contracts will be exercised for the full period designated in such contracts, but no assurance can be given that such contracts will be renewed.

  Total backlog, including federal government contract renewal options not yet exercised and multi-year product support contracts at September 30, 1998 and 1997, was $254,123,000 and $246,381,000, respectively. Of these amounts, 96%
and 94%, respectively, related to federal government sources, primarily in the Company's federal systems business. The dollar value of federal government renewal options not yet exercised or funded included in the Company's total backlog at September 30, 1998 and 1997, was $159,421,000 and $113,981,000,
respectively. Approximately $91,526,000 of the September 30, 1998 backlog is expected to be realized in the year ending September 30, 1999.

RECENT DEVELOPMENTS

  On October 26, 1998, Sterling Software acquired Cayenne, a global supplier of analysis and design solutions for application and database development, in a cash transaction valued at approximately $11,400,000. The acquisition will be accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations of Cayenne will be included in the Company's results of operations from the date of the acquisition and will be reported under the application management business segment. The Company expects to incur non-recurring charges to operations in the first quarter of 1999, currently estimated to aggregate between $25,000,000 and $40,000,000, primarily related to the reorganization of the Company's operations and the write-off of purchased research and development costs in connection with the acquisition.

EXECUTIVE OFFICERS

  The following information regarding the executive and other officers of Sterling Software is as of November 13, 1998.

         NAME        AGE                       POSITION
   ----------------  --- ----------------------------------------------------
   Sam Wyly           64 Chairman of the Board and Director
   Charles J. Wyly,   65 Vice Chairman of the Board and Director
    Jr.
   Sterling L.        55 President, Chief Executive Officer and Director
    Williams
   Geno P. Tolari     55 Executive Vice President and Chief Operating Officer
   M. Gene Konopik    55 Executive Vice President and Group President
   John R. Cook       54 Senior Vice President, Business Development
   F.L. "Mike"        60 Senior Vice President and Group President
    Harvey
   Don J.             40 Senior Vice President, General Counsel and Secretary
    McDermett, Jr.
   B. Carole Morton   52 Senior Vice President and Group President
   Mark A. Theel      41 Senior Vice President and Group President
   R. Logan Wray      39 Senior Vice President and Chief Financial Officer
   Ivan S. Hughes*    46 Vice President, Organizational Development
   Pamela L.          39 Vice President, Financial Planning
    Isbell*
   Julie G. Kupp*     35 Vice President, Investor Relations
   Laura Appling*     36 Controller
   Susan D.           50 Treasurer
    Tiholiz*

  --------
  * Although Ivan S. Hughes, Pamela L. Isbell, Julie G. Kupp, Laura Appling and Susan D. Tiholiz are officers of the Company, the Company does not consider such employees to be "executive officers" of the Company, as that term is defined in regulations promulgated by the Securities and Exchange Commission.

  Sam Wyly has served as Chairman of the Board since co-founding the Company in 1981. He also serves as Chairman of the Executive and 1996 Stock Option Committees of the Board. Companies founded by Mr. Wyly were among the forerunners of the computer software and electronic commerce industries. In 1963, he founded University Computing Company, which became one of the largest computer service and software companies.

His data transmission company, Datran, Inc., was one of the pioneering telecommunications ventures that broke up the telephone monopoly. Sterling Commerce (a provider of electronic commerce software and network services), a leader in this industry, was spun off to the Company's stockholders in 1996 and now has a market value in excess of $3 billion. Mr. Wyly currently serves as Chairman of the Executive Committee of the Board of Directors of Sterling Commerce, Chairman of Michaels Stores, Inc. and Partner of the General Partner of Maverick Capital, Ltd., an investment fund management company that he founded. Mr. Wyly is the father of Evan Wyly, also a director of the Company.

  Charles J. Wyly, Jr. co-founded the Company in 1981 and since such time has served as a director of the Company, and as Vice Chairman since 1984. He served as an officer and director of University Computing Company, a computer software and services company, from 1964 to 1975, including President from 1969 to 1973. Mr. Wyly and his brother, Sam Wyly, founded Earth Resources Company, an oil refining and silver mining company, and Charles J. Wyly, Jr. served as its Chairman of the Board from 1968 to 1980. Mr. Wyly served as Vice Chairman of the Bonanza Steakhouse chain from 1967 to 1989. Mr. Wyly currently serves as Vice Chairman of Michaels Stores, Inc. and as a director of Sterling Commerce. Charles J. Wyly, Jr. is the father-in-law of Donald R. Miller, Jr., also a director of the Company. Mr. Wyly is a member of the Executive Committee and the 1996 Stock Option Committee of the Board.

  Sterling L. Williams co-founded the Company in 1981 and since such time has served as President, Chief Executive Officer and a director of the Company. Mr. Williams has served as Chairman of the Board and a director of Sterling Commerce since December 1995. From December 1995 to October 1996, Mr. Williams also served as Chief Executive Officer of Sterling Commerce. Mr. Williams is a member of the Executive Committee and the 1996 Stock Option Committee of the Board.

  Geno P. Tolari has served as an Executive Vice President of Sterling Software since March 1990 and as Chief Operating Officer since April 1996. From November 1986 to March 1990, he served as a Senior Vice President of Sterling Software. Mr. Tolari served as President of the Systems Management Group from December 1994 to February 1997 and as President of the Federal Systems Group from October 1985 to December 1994.

  M. Gene Konopik has served as an Executive Vice President of Sterling Software and President of Sterling Software's Federal Systems Group since December 1994. From July 1993 to December 1994, Mr. Konopik served as the President of Sterling Software's Information Technology Division.

  John R. Cook has served as Senior Vice President, Business Development of Sterling Software since December 1997. He served as Vice President, Business Development of Sterling Software's former Applications Management Group from July 1997 to December 1997. From June 1995 to June 1997, he served the Software Division of Texas Instruments Incorporated ("TI Software") as Vice President and General Manager--The Americas (from January 1997 to July 1997) and as Vice President--Strategy and New Business Creation (from June 1995 to December 1996). From October 1993 to June 1995, he served as the Chief Executive Officer of the BankA Enterprise of Andersen Consulting, an international consulting firm.

  F.L. "Mike" Harvey has served as a Senior Vice President of Sterling Software since June 1997 and as President of the Systems Management Group since October 1998. He served as President of the former Applications Management Group from October 1996 to October 1998. From March 1993 to June 1997, he served as President of Omega Consulting Group Inc., a software consulting company.

  Don J. McDermett, Jr. has served as Senior Vice President and General Counsel of Sterling Software since May 1997 and as Secretary since October 1998. From July 1996 to May 1997, he served as Vice President, Legal of Sterling Software. Prior to that time Mr. McDermett was employed by Thompson & Knight, P.C., a Dallas-based law firm, having been a senior shareholder in that firm's corporate practice group since 1993.

  B. Carole Morton has served as a Senior Vice President of Sterling Software since October 1996, as President of Sterling Software's new Information Management Group since October 1998 and as President of the Information Management Division since October 1995. From October 1996 to June 1997, she also served as President of the former Information Management Group. Ms. Morton served as President of Sterling Software's former Applications Engineering Division from December 1994 to October 1995 and President of the former Applications Management Division from July 1993 to November 1994.

  Mark A. Theel has served as a Senior Vice President of Sterling Software since November 1998, as President of Sterling Software's new Application Development Group since October 1998 and as President of the Application Development Division since January 1996. From December 1994 to December 1995, Mr. Theel served as Vice President, Labs of the Application Development Division and from July 1993 to November 1994, he served as Vice President, Labs of the former Applications Management Division.

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

  Pamela L. Isbell has served as Vice President, Financial Planning of Sterling Software since April 1996. From April 1988 to April 1996, Ms. Isbell served as a Financial Analyst of Sterling Software.

  Julie G. Kupp has served as Vice President, Investor Relations of Sterling Software since April 1996. From September 1995 to April 1996, Ms. Kupp served as Director, Investor Relations and from April 1995 to September 1995, she served as Senior Financial Analyst of Sterling Software. From December 1993 to April 1995, Ms. Kupp served as Director of Accounting. Prior to December 1993, Ms. Kupp was employed by Ernst & Young LLP, a national accounting firm, most recently as Audit Senior Manager.

  Laura Appling has served as Controller of Sterling Software since April 1996. From July 1993 to April 1996, Ms. Appling served as Vice President, Finance for Sterling Commerce's Banking Systems Group.

  Susan D. Tiholiz has served as Treasurer of the Company since November 1997. She served as Director of Treasury from June 1996 to November 1997 and as a consultant to the Company from December 1995 to June 1996. Prior to joining the Company, Ms. Tiholiz was employed for 17 years by Atlantic Richfield Company (ARCO), a global energy company, serving in various capacities within finance, treasury and human resources, most recently as a financial manager in its domestic natural gas marketing unit.

CERTAIN CONSIDERATIONS RELATIVE TO THE COMPANY

  Sterling Software and its businesses are subject to a number of risks, including those enumerated below. Any or all of such risks could have a material adverse effect on the business, financial condition and results of operations of the Company and on the market price for the Company's Common Stock. See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Information".

  Market Risks; Factors Affecting Quarterly Financial Results

  The market price of Sterling Software's common stock, par value $0.10 per share ("Common Stock"), is subject to fluctuation, and there can be no assurance that the price of the Common Stock will not decline from time to time. Factors such as actual or anticipated fluctuations in quarterly financial results, changes in earnings estimates by securities analysts and announcements of material events by Sterling Software, its major customers or its competitors, as well as general industry or global or regional economic conditions, may cause the market price of the Common Stock to fluctuate, perhaps substantially.

  Fluctuations in Sterling Software's quarterly financial results could result from a variety of factors, including changes in the levels of revenue derived from sales of software products and services, market acceptance of new and enhanced versions of the products and services of Sterling Software or its competitors, the size and timing of significant orders, changes in operating expenses, changes in Sterling Software's strategy, the effect of acquisitions and general industry and global or regional economic factors. Sterling Software has limited or no control over many of these factors.

  Competition

  As noted above under "Competition," the computer software and services industry is rapidly evolving and highly competitive. Sterling Software generally expects competition to remain intense in the future from both existing competitors and other companies that may enter Sterling Software's markets. Sterling Software believes that its ability to compete successfully in its markets depends on numerous factors, including product performance, functionality and reliability, price and customer service and support. There can be no assurance that new or established competitors will not offer products and services that are superior to and/or lower in price than those of Sterling Software.

  Technological Change; Dependence on New and Enhanced Products

  The computer software and services industry is characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Sterling Software's future success will depend in significant part on its ability to anticipate industry standards, continue to apply advances in software product and service technologies, enhance existing software products and services and develop, introduce, acquire and support new software products and services in order to meet changing customer needs on a timely basis. There can be no assurance that Sterling Software will be successful in developing, acquiring or marketing new or enhanced products or services that respond to technological change or evolving industry standards, that Sterling Software will not experience difficulties that could delay or prevent the successful development, acquisition or marketing of such products or services or that its new or enhanced products and services will adequately meet the requirements of the marketplace or achieve market acceptance.

  Like most companies in the IT industry, the Company has been and is continuing to address the impact of the so-called "year 2000" issue. See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters--Year 2000 Issues".

  Growth Through Acquisitions

  Sterling Software's growth has been significantly enhanced through acquisitions of other businesses, products and technologies. If Sterling Software is unable to continue to make appropriate acquisitions on attractive terms, it may be more difficult for Sterling Software to achieve growth levels consistent with those historically achieved. There can be no assurance as to Sterling Software's ability to make attractive acquisitions, the timing thereof or the ultimate benefits therefrom to Sterling Software.

  The integration of operations following any significant acquisition requires the dedication of management resources, and may be complicated by the necessity of integrating personnel with disparate business backgrounds and corporate cultures. In addition, the retention of key employees of any business acquired by Sterling Software may be critical to ensure continued advancement, development and support of the acquired business' technology, as well as on-going sales and marketing efforts. Consequently, there can be no assurance that Sterling Software's ability to increase or maintain revenue will not be diminished by management distractions, loss of personnel or other factors resulting from any significant acquisition.

  Dependence on Key Personnel and Ability to Attract Qualified Personnel

  Sterling Software's performance depends substantially on the performance of its executive officers and key employees. Sterling Software's business is also dependent upon its ability to attract and retain highly qualified managerial, technical and sales personnel. Competition for such personnel is intense. There can be no assurance that Sterling Software can retain its key managerial, technical and sales personnel or that it can attract, assimilate or retain such personnel in the future.

  Risks Associated with International Operations

  Revenue from Sterling Software's international operations represented 39%, 38% and 39% of Sterling Software's fiscal 1998, 1997 and 1996 revenue, respectively. Sterling Software is currently incurring, and expects to continue to incur, significant costs in developing and marketing its products and services through its international operations. Sterling Software's ability to successfully maintain and expand its software products and related services business internationally will depend upon, among other things, its ability to attract and retain talented and qualified managerial, technical and sales personnel, as well as software product and related services customers outside the United States.

  International operations are subject to certain inherent risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, software piracy, difficulties in staffing foreign operations, longer payment cycles, increased difficulties in collecting accounts receivable and potentially adverse tax consequences. To the extent international sales are denominated in foreign currencies, the conversion to U.S. dollars of amounts arising from international operations may contribute to fluctuations in Sterling Software's results of operations. In the past, Sterling Software has entered into, and may in the future enter into, hedging transactions in an effort to reduce its exposure to currency exchange risks.

  Risks Associated with Government Contracts

  Federal government contracts historically have been a significant part of Sterling Software's business, representing approximately 21%, 21% and 22% of Sterling Software's total revenue during fiscal 1998, 1997 and 1996, respectively. A large portion of Sterling Software's federal government contracts is funded for one year or less and is subject to contract award, extension or expiration at different times during the year, and all of Sterling Software's federal government contracts are subject to termination by the government for convenience or for failure to obtain funding. Based upon past experience, Sterling Software believes that the contract renewal options included in existing contracts will be exercised for the full period designated in such contracts, but no assurance can be given that such contracts will be renewed. See "Backlog" above.

  Certain Antitakeover Provisions

  Certain provisions of the Delaware General Corporation Law, Sterling Software's Certificate of Incorporation (the "Certificate of Incorporation") and Bylaws and certain agreements to which Sterling Software is a party (including the Rights Agreement, dated December 18, 1996, between Sterling Software and BankBoston, N.A., as amended) may have the effect of delaying, deterring or preventing a change in control of Sterling Software. In addition, the Certificate of Incorporation authorizes the issuance of up to 125,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, par value $0.10 per share ("Preferred Stock"), of Sterling Software. The Board of Directors of Sterling Software has the power to determine the price and terms under which any such additional capital stock may be issued and to fix the terms of such Preferred Stock, and existing stockholders of Sterling Software will not have preemptive rights with respect thereto.

ITEM 2. PROPERTIES.

  With its principal executive office located in Dallas, Texas, the Company leases offices and facilities in or near more than 85 cities in the United States and worldwide. Headquarters offices for the Company's groups and divisions are located in the following cities: Bellevue, Nebraska; Brussels, Belgium; London, England; Falls Church, Virginia; McLean, Virginia; Paris, France; Plano, Texas; Rancho Cordova, California; Reston, Virginia; Sydney, Australia; and Woodland Hills, California. Other major United States and international facilities are located in Amsterdam, The Netherlands; Atlanta, Georgia; Dusseldorf, Germany; Herndon, Virginia; Milan, Italy; Tokyo, Japan; and Wiesbaden, Germany.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is subject to various legal proceedings and claims that arise in the normal course of its business. While many of these matters involve inherent uncertainty, the Company's management believes that the amount of the liability, if any, ultimately incurred by Sterling Software with respect to any such existing proceedings and claims, net of applicable reserves and available insurance, will not materially affect the business, financial condition or results of operations of the Company. The foregoing statement concerning the belief of the Company's management is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could vary. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Information".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock is traded on the New York Stock Exchange under the symbol "SSW". The high and low sales prices (as adjusted for periods prior to April 6, 1998 to reflect a 2-for-1 stock split) for the Common Stock for the periods indicated are set forth below.

                                                                PRICE RANGE
                                                            -------------------
                                                              HIGH       LOW
                                                            --------- ---------
Year Ended September 30, 1998:
 Quarter Ended:
  December 31, 1997........................................ $20 27/32 $16 1/4
  March 31, 1998........................................... $28 13/16 $17 3/4
  June 30, 1998............................................ $30 1/4   $23 11/16
  September 30, 1998....................................... $32 13/16 $20 1/8
Year Ended September 30, 1997:
 Quarter Ended:
  December 31, 1996........................................ $17 5/16  $14 1/8
  March 31, 1997........................................... $16 5/16  $13 5/8
  June 30, 1997............................................ $16 13/16 $13 11/16
  September 30, 1997....................................... $18 3/8   $15 7/16

  At November 10, 1998, the Company had 1,022 holders of record of Common
Stock.

  The Company did not pay any cash dividends on the Common Stock during the two years ended September 30, 1998 and does not expect to pay such dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected financial data should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein. The Company's financial statements for periods prior to the acquisition of Synon Corporation ("Synon") represent the combined financial statements of the previously separate entities. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Combinations, Divestitures and Reorganizations" and Note 2 of Notes to Consolidated Financial Statements.

                                         YEARS ENDED SEPTEMBER 30
                              --------------------------------------------------
                                1998(1)    1997(2)    1996      1995(3)   1994
                              ---------  ---------  --------- --------  --------
                               (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
Operating data:
  Revenue.................... $ 719,943  $ 569,202  $ 513,761 $467,093  $391,283
  Cost of sales..............   287,666    236,736    217,551  191,776   169,982
  Product development and
   enhancement...............    36,162     29,659     26,402   32,644    24,609
  Selling, general and
   administrative............   264,450    231,185    206,648  181,482   145,762
  Income from continuing
   operations before
   reorganization costs,
   purchased research and
   development, other income
   (expense) and income
   taxes.....................   131,665     71,622     63,160   61,191    50,930
  Reorganization costs.......    45,162    106,037              19,512
  Purchased research and
   development...............              137,849              62,000
  Income (loss) from
   continuing operations
   before income taxes.......   119,837   (134,556)    86,912  (17,705)   48,097
  Income (loss) from
   continuing operations.....    76,044   (131,897)    62,117  (32,942)   31,900
  Income from discontinued
   operations,
   net of taxes (4)..........                          51,187   42,930    27,753
  Gain on the initial public
   offering of subsidiary,
   net of taxes (4)..........                         126,103
  Income (loss) applicable to
   common stockholders.......    76,044   (131,897)   239,407    9,843    59,457
  Weighted average common
   shares
   outstanding (5)...........    80,638     79,588     67,226   49,889    42,207
Per common share data (5):
  Income (loss) from
   continuing operations:
    Basic.................... $     .94  $   (1.66) $     .92 $   (.66) $    .75
    Diluted..................       .89      (1.66)       .86     (.66)      .64
  Net income (loss):
    Basic....................       .94      (1.66)      3.56      .20      1.41
    Diluted..................       .89      (1.66)      3.26      .20      1.13
Balance sheet data:
  Working capital............ $ 673,301  $ 556,552  $ 730,107 $214,656  $119,573
  Total assets............... 1,197,599  1,100,278  1,130,579  689,082   476,589
  Long-term debt.............                                  117,265   117,404
  Other noncurrent
   liabilities...............    68,812     49,751     37,020   22,107    19,128
  Stockholders' equity.......   861,558    757,491    887,336  354,636   182,616

--------
(1) Results of operations for 1998 include reorganization costs of $45,162,000 primarily related to the reorganization of the Company's operations in connection with the acquisition of Synon, and to a lesser extent, to the acquisition of Mystech Associates, Inc. ("Mystech"). See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Combinations, Divestitures and Reorganizations" and Note 2 of Notes to Consolidated Financial Statements.

(2) On June 30, 1997, Sterling Software completed the acquisition of substantially all of the assets used by TI Software for approximately $214,774,000. The acquisition was accounted for in accordance with the purchase method of accounting. Results of operations for 1997 include $137,849,000 of purchased research and development costs charged to expense in accordance with the purchase method of accounting. Results of operations for 1997 also include reorganization costs of $106,037,000 primarily related to the reorganization of the Company's operations in connection with the acquisition of TI Software and the termination of the Company's international distributor arrangement with Sterling Commerce. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Combinations, Divestitures and Reorganizations" and Notes 2 and 3 of Notes to Consolidated Financial Statements.
(3) Results of operations for 1995 include $62,000,000 of purchased research and development costs charged to expense in accordance with the purchase method of accounting in connection with the merger of the Company with KnowledgeWare, as well as $19,512,000 of reorganization costs primarily related to the reorganization of the Company's operations in connection with that merger.
(4) On March 13, 1996, Sterling Commerce, a former wholly owned subsidiary of Sterling Software, completed the initial public offering (the "Offering") of 13,800,000 shares of its common stock, par value $0.01 per share ("Commerce Stock"). Pursuant to the Offering, Sterling Software sold to the public 12,000,000 of its 73,200,000 shares of Commerce Stock and Sterling Commerce sold 1,800,000 previously unissued shares of Commerce Stock. The Offering resulted in net proceeds to Sterling Software of approximately $265,458,000 after deducting underwriting discounts and commissions and Sterling Software's pro rata share of Offering expenses. On September 30, 1996, Sterling Software completed the spin-off of Sterling Commerce with the pro rata distribution of its remaining 81.6% ownership in Sterling Commerce to Sterling Software's stockholders by means of a tax-free dividend. The distribution resulted in the reduction of Sterling Software's stockholders' equity in the amount of $113,549,000, representing the book value of net assets distributed. The results of operations of Sterling Commerce for 1994 to 1996 have been classified as discontinued operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Combinations, Divestitures and Reorganizations" and Notes 2 and 3 of Notes to Consolidated Financial Statements.
(5) All share and per share data have been restated for dates and periods ended prior to April 6, 1998 to retroactively reflect a 2-for-1 stock split effected by means of a dividend of one share of Common Stock for each outstanding share of Common Stock and for dates and periods ended prior to December 31, 1997 to conform with Statement of Financial Accounting Standards No. 128, "Earnings per Share". See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS COMBINATIONS, DIVESTITURES AND REORGANIZATIONS

  Acquisition of Mystech Associates, Inc.

  On July 9, 1998, Sterling Software acquired Mystech, a federal information technology services contractor, in a stock-for-stock merger transaction (the "Mystech Merger"). As a result of the transaction, Sterling Software issued approximately 769,000 shares of Common Stock in exchange for the previously outstanding shares of Mystech common stock and has reserved approximately 174,000 shares of Common Stock for issuance upon exercise of assumed Mystech stock options. The Mystech Merger was accounted for as a pooling of interests, and the Mystech organization was added to the Company's federal systems business. However, the impact of the pooling of interests accounting on the Company's historical financial statements was not material. Therefore, the Company's financial statements for periods prior to the Mystech Merger have not been restated for this transaction.

  Acquisition of Synon Corporation

  On July 31, 1998, Sterling Software acquired Synon, a provider of application development software and services, in a stock-for-stock merger transaction (the "Synon Merger") accounted for as a pooling of interests.

As a result of the transaction, Sterling Software issued approximately 2,603,000 shares of Common Stock in exchange for the previously outstanding shares of Synon capital stock and reserved approximately 375,000 shares of Common Stock for issuance upon exercise of assumed Synon stock options. The Company's financial statements for periods prior to the Synon Merger, including the results of the application management business segment, have been restated to represent the combined financial statements of the previously separate entities.

  Acquisition of TI Software

  On June 30, 1997, Sterling Software completed the acquisition (the "TI Software Acquisition") of certain assets (including the capital stock of certain foreign subsidiaries) of Texas Instruments Incorporated. Such assets constitute substantially all of the assets used by TI Software in its application development tools business. The results of operations of TI Software are included in the Company's results of operations from the date of the TI Software Acquisition.

  The cash purchase price paid for such assets was $165,000,000 and was funded from the Company's available cash balances. The total cost of the TI Software Acquisition was approximately $214,774,000, including costs directly related to the TI Software Acquisition of approximately $49,774,000, consisting of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs. Results of operations for 1997 include $137,849,000 of purchased research and development costs, which is the portion of the purchase price attributed to in-process research and development, and which was charged to expense in accordance with the purchase method of accounting.

  Termination of International Distributor Arrangement

  Effective as of June 30, 1997, Sterling Software and Sterling Commerce, a former wholly owned subsidiary of Sterling Software formed to operate the business of Sterling Software's former Electronic Commerce Group, completed an agreement terminating an international distributor arrangement pursuant to which Sterling Software acted as the exclusive distributor of Sterling Commerce's interchange and communications software products in markets outside the United States and Canada. The results of the Company's international operations related to selling, marketing and providing first level support for these products outside the United States and Canada through June 30, 1997 are included in the business segment information presented herein under "Corporate and other".

  Reorganization Costs

  The Company's results of operations for 1998 include reorganization costs of $45,162,000 primarily related to the reorganization of the Company's operations in connection with the Synon Merger, and to a lesser extent, the Mystech Merger. Of the total reorganization costs, approximately $9,552,000 consisted of non-cash costs and the remaining $35,610,000 required cash outlays. These costs are comprised of employee termination costs, costs related to the elimination of duplicate facilities, the write-down of software products that will not be actively marketed, transaction costs and other direct costs of the reorganization. At September 30, 1998, the remaining balance to be paid was $22,818,000. Currently, the Company does not expect to incur costs related to these reorganizations in excess of the amount charged to operations in 1998.

  The Company's results of operations for 1997 include reorganization costs of $106,037,000 primarily related to the reorganization of the Company's operations in connection with the TI Software Acquisition and the termination of an international distributor arrangement with Sterling Commerce in the third quarter of 1997. These reorganization costs also include the write-down of certain excess cost over net assets acquired related to the Company's federal systems business. Of the total reorganization costs, approximately $63,726,000 consisted of non-cash costs and the remaining $42,311,000 required cash outlays. At September 30, 1998, the remaining balance to be paid was $12,344,000, which consists primarily of commitments under lease arrangements for office space and equipment. The Company does not expect to incur costs related to this reorganization in excess of the amount charged to operations in 1997.

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

  The results of operations of Sterling Commerce for 1996 have been classified as discontinued operations in the accompanying Consolidated Financial Statements.

RESULTS OF OPERATIONS

  1998 Compared to 1997

  Total revenue increased $150,741,000, or 26%, in 1998 over 1997 due to revenue increases in all three of the Company's business segments, partially offset by a decline in corporate and other revenue due to the termination of an international distributor arrangement with Sterling Commerce in the third quarter of 1997. Revenue from the application management, systems management and federal systems business segments increased 64%, 11% and 22%, respectively, in 1998 over 1997. Both the application management business segment and the federal systems business segment benefited substantially from the domestic and international operations acquired by Sterling Software in the TI Software Acquisition.

  Total revenue generated from the Company's international operations was $277,428,000 and $217,347,000 in 1998 and 1997, respectively, representing an increase of $60,081,000, or 28%, due to increases in international revenue generated by the application management business segment (up 102%) and the systems management business segment (up 6%). The overall increase in international revenue was partially offset by a decline in revenue from sales of Sterling Commerce's software products due to the termination of an international distributor arrangement in the third quarter of 1997. In addition, international operating results in 1998 were adversely impacted by foreign currency exchange rate fluctuations as a result of a stronger U.S. dollar. Had foreign currency exchange rates remained consistent with the previous year, international revenue for 1998 would have been approximately $15,000,000 greater. Revenue from the Company's international operations represented 39% of total revenue in 1998 compared to 38% of total revenue in 1997.

  The Company's recurring revenue includes revenue from product support agreements generally having terms ranging from one to three years and federal contracts generally having terms ranging from one to five years. Like most federal contracts, Sterling Software's federal contracts permit termination by the government for convenience or for failure to obtain funding. Recurring revenue decreased to 46% of total revenue in 1998 compared to 48% in 1997, primarily due to the significant increase in products and services revenue from the application management business segment. Overall, services revenue increased from 32% of total revenue in 1997 to 34% of total revenue in 1998. This increase resulted primarily from generally higher levels of consulting services associated with product sales in the application management segment.

  Revenue from the application management business segment increased $142,847,000, or 64%, in 1998 over 1997 due to a 75% increase in products revenue, a 58% increase in product support revenue and a 55% increase in services revenue. The significant increase in revenue from the application management business segment is primarily attributable to revenue from the application development products and services acquired in the TI Software Acquisition. Approximately 50% of the application management business segment's total revenue in 1998 was derived from the Company's international operations, compared to 40% in 1997.

  Revenue from the systems management business segment increased $19,850,000, or 11%, in 1998 over 1997 primarily due to a 17% increase in products revenue partially offset by a 1% decline in product support revenue due in part to the adverse impact of foreign currency exchange rate fluctuations as a result of a stronger U.S. dollar. The increase in products revenue was mainly attributable to strong domestic product sales across all systems management product lines and strong international product sales in the network management product line. Approximately 47% of the systems management business segment's total revenue in 1998 was derived from the Company's international operations, compared to 49% in 1997.

  Revenue from the federal systems business segment increased $26,983,000, or 22%, in 1998 over 1997 due primarily to a contract added to the Company's federal systems business segment as a result of the TI Software Acquisition, revenue added as a result of the Mystech Merger and, to a lesser extent, to higher contract billings. As previously reported, while the Company was not selected for continuation of a contract with NASA's Ames Research Center, the Company continued to provide services under the pre-existing contract through June 30, 1998, at which time the contract was terminated.

  Total costs and expenses decreased $108,026,000, or 15%, in 1998 compared to 1997. Excluding the reorganization costs of $45,162,000 related to the Synon Merger and the Mystech Merger in the fourth quarter of 1998 and reorganization costs of $106,037,000 and the write-off of purchased research and development costs of $137,849,000 related to the TI Software Acquisition in the third quarter of 1997, total costs and expenses increased $90,698,000, or 18%, in 1998 compared to 1997.

  Total cost of sales increased $50,930,000, or 22%, in 1998 compared to 1997 and represented 40% and 42% of total revenue in 1998 and 1997, respectively. Cost of sales for products and product support decreased $8,220,000, or 10%, in 1998 compared to 1997 and represented 15% and 21% of products and product support revenue in 1998 and 1997, respectively. The decrease in cost of sales for products and product support is primarily attributable to the decrease in royalties payable to Sterling Commerce due to the termination of an international distributor arrangement, as well as a decrease in royalties payable to other third parties related to products no longer marketed by the Company. Cost of sales for services increased $59,150,000, or 38%, in 1998 compared to 1997 and represented 88% and 85% of services revenue in 1998 and 1997, respectively. The significant increase in cost of sales for services is primarily attributable to the increase in services revenue from the application management business segment.

  Product development expense for 1998 was $36,162,000, net of $26,956,000 of capitalized software development costs, as compared to 1997 product development expense of $29,659,000, net of $21,711,000 of capitalized software development costs. Gross product development expense was 11% of non-federal revenue in both 1998 and 1997. Capitalized development costs represented 43% of gross development costs in 1998 compared to 42% of gross development costs for 1997. The increase in both total and capitalized software development costs in 1998 over 1997 is attributable to an increase in product development efforts that were in process. Product development expenses and the capitalization rate historically have fluctuated, and may in the future continue to fluctuate, from period to period depending in part upon the number and status of software development projects that are in process.

  Selling, general and administrative expenses increased $33,265,000, or 14%, in 1998 compared to 1997 and represented 37% and 41% of total revenue in 1998 and 1997, respectively. The decrease in selling, general and administrative expenses as a percentage of total revenue is primarily attributable to the cost structure implemented by the Company in connection with the TI Software Acquisition and related reorganization in the third quarter of 1997 and cost savings resulting from the termination of the Company's international distributor arrangement with Sterling Commerce.

  Investment income decreased $4,819,000 in 1998 compared to 1997 as a result of lower average cash and cash equivalents balances primarily due to the use of cash in connection with the TI Software Acquisition and the related reorganization in the third quarter of 1997.

  Income from continuing operations before income taxes in 1998 was $119,837,000, compared to a loss from continuing operations before income taxes of $134,556,000 for 1997. However, excluding the reorganization costs of $45,162,000 related to the Synon Merger and Mystech Merger in the fourth quarter of 1998 and the reorganization costs of $106,037,000 and the write-off of purchased research and development costs of $137,849,000 related to the TI Software Acquisition in the third quarter of 1997, income from continuing operations before taxes increased $55,669,000, or 51%, primarily due to higher profits in the application management and systems management business segments partially offset by a decline in investment income.

  The Company's effective tax rate for 1998 was 37% compared to an effective tax rate for 1997 of 34%, before the net tax benefit related to the 1997 reorganization costs and purchased research and development costs. The 1998 effective tax rate was adversely impacted by unbenefitted losses incurred by Synon in 1998 prior to the Synon Merger. The 1997 effective tax rate benefit of 2% varies from the U.S. statutory rate due primarily to the write-down of excess cost over net assets acquired recorded in connection with previous acquisitions and the effect of non-U.S. tax rates.

  1997 Compared to 1996

  Total revenue increased $55,441,000, or 11%, in 1997 over 1996 due to revenue increases in all three of the Company's business segments. Revenue from the application management, systems management and federal systems business segments increased 21%, 8% and 9%, respectively, in 1997 over 1996.

  Total revenue generated from Sterling Software's international operations was $217,347,000 and $202,613,000 in 1997 and 1996, respectively, representing an increase of $14,734,000, or 7%, primarily due to increases in the application management business segment (up 23%) and in the systems management business segment (up 4%). The significant increase in international revenue from the application management business segment is primarily attributable to revenue from the sale of application development products and services acquired in the TI Software Acquisition. The increase in international revenue from Sterling Software's products and services was partially offset by a decline in revenue from sales of Sterling Commerce's software products and services due to the termination of an international distributor arrangement in the third quarter of 1997. In addition, international operating results in 1997 were adversely impacted by foreign currency exchange rate fluctuations as a result of a stronger U.S. dollar. Had foreign currency exchange rates remained consistent with the previous year, international revenue for 1997 would have been approximately $11,000,000 greater. Revenue from the Company's international operations represented 38% of total revenue for 1997 compared to 39% of total revenue for 1996.

  The Company's recurring revenue includes revenue from product support agreements generally having terms ranging from one to three years and federal contracts generally having terms ranging from one to five years. Like most federal contracts, Sterling Software's federal contracts permit termination by the government for convenience or for failure to obtain funding. Recurring revenue represented 48% of total revenue in 1997 compared to 50% in 1996.

  Revenue from the application management business segment increased $38,772,000, or 21%, in 1997 over 1996 due to a 16% increase in products revenue, a 9% increase in product support revenue and a 49% increase in services revenue. The significant increase in revenue from the application management business segment is primarily attributable to revenue from the application development products and services acquired in the TI Software Acquisition. Approximately 40% of the application management business segment's 1997 and 1996 revenue was derived from the Company's international operations.

  Revenue from the systems management business segment increased $13,875,000, or 8%, in 1997 over 1996 primarily due to an increase of 15% in products revenue partially offset by a slight decline in product support revenue. The increase in products revenue was mainly attributable to strong domestic and international product sales in the network management and storage management product lines. Approximately 49% of the systems management business segment's total revenue in 1997 was derived from the Company's international operations, compared to 51% in 1996.

  Revenue from the federal systems business segment increased $9,602,000, or 9%, in 1997 over 1996 due to higher contract billings and due to a contract with the intelligence community added to the Company's federal systems business segment as a result of the TI Software Acquisition.

  Total costs and expenses increased $290,865,000, or 65% in 1997 compared to 1996. Excluding the reorganization costs of $106,037,000 and the write-off of purchased research and development costs of $137,849,000 related to the TI Software Acquisition in the third quarter of 1997, total costs and expenses increased $46,979,000, or 10%, in 1997 compared to 1996.

  Total cost of sales increased $19,185,000, or 9%, in 1997 compared to 1996, roughly commensurate with the increase in total revenue. Cost of sales represented 42% of revenue in 1997 and 1996.

  Product development expense for 1997 was $29,659,000, net of $21,711,000 of capitalized software development costs, as compared to 1996 product development expense of $26,402,000, net of $18,180,000 of capitalized software development costs. Gross product development expense was 11% of non-federal revenue in both 1997 and 1996. Capitalized development costs represented 42% and 41% of gross development costs in 1997 and 1996, respectively.

  Selling, general and administrative expense increased $24,537,000, or 12%, in 1997 compared to 1996 and represented 41% and 40% of total revenue in 1997 and 1996, respectively.

  Interest expense decreased $2,895,000 in 1997 compared to 1996 due to the redemption in 1996 of the Company's 5.75% Convertible Subordinated Debentures. See Note 10 of Notes to Consolidated Financial Statements. Investment income increased $12,052,000 in 1997 over 1996 as a result of higher average cash and cash equivalents balances.

  The Company's loss from continuing operations before taxes was $134,556,000 in 1997 as compared to income from continuing operations before taxes of $86,912,000 in 1996. Excluding the TI Software Acquisition-related reorganization costs of $106,037,000 and the write-off of purchased research and development costs of $137,849,000, income from continuing operations before taxes increased $22,418,000, or 26%, in 1997 compared to 1996, primarily due to higher operating profits in all three of the Company's business segments and increases in investment income.

  The Company's effective tax rate for the year ended September 30, 1997 was 34% before the net tax benefit related to the 1997 reorganization costs and purchased research and development costs, as described above, compared to an effective tax rate of 29% for 1996. The effective tax rate benefit for the year ended September 30, 1997 of 2% significantly varies from the U.S. statutory rate due primarily to the write-down of excess cost over net assets acquired recorded in connection with previous acquisitions and the effect of non-U.S. tax rates.

  Income from discontinued operations, net, for 1996 represents the classification of the results of operations of Sterling Commerce as discontinued. See Note 3 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  The Company maintained a strong liquidity and financial position with $673,301,000 of working capital at September 30, 1998, which includes $397,312,000 of cash and cash equivalents and $310,537,000 of marketable securities. Net cash provided by operating activities was $101,685,000 in 1998 compared to $128,611,000 in 1997. Net cash provided by operating activities in 1998 was reduced by payments made during the period of approximately $12,792,000 directly related to the Synon Merger and the Mystech Merger and the related reorganizations that occurred in the fourth quarter of 1998. Also, net cash provided by operating activities in 1998 and 1997 was reduced by payments of approximately $28,793,000 and $40,539,000, respectively, directly related to the TI Software Acquisition and the related reorganization that occurred in the third quarter of 1997. Operating cash flows in 1997 were negatively impacted by royalty and certain other payments of approximately $32,000,000 made to Sterling Commerce during that year.

  Investing activities used $162,381,000 of cash in 1998 compared to $216,222,000 in 1997. Net cash used in investing activities in 1997 included the $165,000,000 payment to Texas Instruments on June 30, 1997 in connection with the TI Software Acquisition. Capital expenditures for 1998 were $33,200,000 compared to $29,003,000 for 1997. Purchases and capitalized costs of computer software were $27,854,000 and $21,860,000 for 1998 and 1997, respectively. Cash provided by operating activities, together with other available cash, was used to fund capital expenditures and additions to computer software.

  Financing activities provided $20,881,000 of cash in 1998 compared to $281,000 in 1997. Sterling Software received proceeds of approximately $17,895,000, $1,460,000 and $276,729,000 from the exercise of employee stock options and warrants in 1998, 1997 and 1996, respectively. In 1996, the Company also sold to the public 12,000,000 of its 73,200,000 shares of Commerce Stock resulting in net proceeds to the Company of approximately $265,458,000, after deducting underwriting discounts and commissions and the Company's pro rata share of Offering expenses.

  The Company is party to a bank credit agreement (the "Credit Agreement") which provides for unsecured revolving credit loans of up to $35,000,000. Borrowings under the Credit Agreement, which expires on June 30, 2000, bear interest at the lower of the lender's base rate or a Eurodollar lending rate plus one-half percent. No amounts were borrowed under the Credit Agreement during 1998 or 1997. At September 30, 1998, after giving effect to outstanding standby letters of credit in the aggregate amount of $4,140,000, approximately $30,860,000 was available for borrowing under the Credit Agreement.

  At September 30, 1998, the Company's short and long-term cash commitments, including remaining costs related to the Synon Merger, the Mystech Merger, the TI Software Acquisition and the related reorganizations, consisted primarily of commitments under lease arrangements for office space and equipment, as well as commitments with respect to employee severance obligations that arose in connection with the Synon Merger and the Mystech Merger. The Company intends to meet such obligations primarily from cash provided by operating activities.

  The Company believes available cash balances, cash equivalents and short-term investments combined with cash provided by operating activities and amounts available under existing credit agreements are sufficient to meet the Company's cash requirements for the foreseeable future.

OTHER MATTERS

  Foreign Currency Matters

  The assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses are included as an adjustment to retained earnings. The Company has mitigated a portion of its exposure to foreign currency exchange rate fluctuations through decentralized sales, marketing and support operations, and through international development facilities, in which substantially all costs are local-currency based. In the past, the Company has entered, and may in the future enter, into hedging transactions in an effort to reduce its exposure to currency exchange risks.

  Acquisition Strategy

  The Company maintains a strategy of seeking to acquire businesses and products to fill strategic market niches. This acquisition strategy has contributed significantly to the Company's growth in revenue and operating profit before reorganization and purchased research and development costs. The impact of future acquisitions on continued growth in revenue and operating profit cannot presently be determined. The Company expects to finance future acquisitions, if any, through a combination of cash on hand and cash from operations and the possible issuance of equity or debt securities.

  Year 2000 Issues

  The following discussion regarding year 2000 matters constitutes a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

  Like most companies in the IT industry, the Company has been and is continuing to address the impact of the so-called "year 2000" issue. This issue is the result of computer programs written using two digits rather than four to define calendar years. These programs may recognize a date using "00" as the year 1900 rather than the year 2000, potentially resulting in complete system failures or miscalculations causing significant disruption of normal business activities. The Company has been and is continuing to assess and resolve year 2000 issues associated with the Company's products, its material internal systems and its material third party relationships. These efforts have been under way for some time and should be completed well before December 31, 1999.

  Each of the Company's product divisions has completed a year 2000 assessment of its currently offered products. This assessment included internal testing of the year 2000 capabilities of these products. The Company has no plans to have its products tested by an independent third party. The Company believes that the vast majority of its currently offered products are year 2000 compliant, and expects virtually all of its remaining currently offered products to become compliant during the early part of calendar 1999 through new releases. In any event, the Company expects that all of its currently offered products will be year 2000 compliant before the end of calendar 1999. Because year 2000 compliance is generally integrated into its normal product development activities, the Company has not incurred and does not expect to incur any significant incremental expenses in addressing this issue in its product lines. The Company believes that a small number of customers who receive product support from the Company are operating product versions that may not be year 2000 compliant or products that the Company has replaced or intends to replace with comparable, year 2000 compliant products. The Company believes that the vast majority of such customers are migrating and will continue to migrate to compliant versions and products through new releases, which the Company is strongly encouraging. In addition, certain former customers may be operating non-compliant versions of products in respect of which the Company's agreed-upon product support and warranty periods have expired. The Company has not undertaken an assessment of whether these former customers are taking appropriate steps to address any related year 2000 issues.

  The Company does not expect customers who purchase or migrate to year 2000 compliant versions of its products to experience any year 2000 failures caused by such products. In addition, the Company believes that its licenses and other agreements contain customary and appropriate limitations on the Company's obligations with respect to any year 2000 failures that may be caused by its current or former products. However, there can be no assurance that the Company's expectations and beliefs as to these matters will prove to be accurate. Moreover, the Company's products are used in IT systems comprised of third-party hardware and software, some of which may not be year 2000 compliant. Various commentators have predicted that a significant amount of litigation may arise out of year 2000 compliance issues. While the Company has not been subject to any year 2000 claims or lawsuits to date, there can be no assurance that customers or former customers will not bring claims or lawsuits against the Company seeking compensation for losses associated with year 2000-related failures. A material adverse outcome in a year 2000 claim or lawsuit-- as is the case with any claim or lawsuit-- could have a material adverse effect on the Company's business, financial condition and results of operations.

  An assessment of the Company's material internal systems (including embedded systems) is nearing completion. Due to its predominant use of relatively current "off-the-shelf" software and systems (as opposed to older legacy or custom designed systems), the Company expects that its internal systems will require only minimal corrective measures, some of which have already been completed and/or are currently in process. Moreover, as a result of its decentralized operating structure, the Company's non-compliant systems tend to be more limited in their effect and easier to correct. Consequently, the Company does not anticipate the internal and external costs of the corrective measures to be significant. The vast majority of these measures are expected to be completed by mid-1999, with remaining measures expected to be completed before December 31, 1999.

  The Company has begun a year 2000 assessment of its material third party supplier relationships. The assessment is being conducted through formal communications with such suppliers, testing of relevant equipment, systems or interfaces and a review of the year 2000 information made publicly available by such suppliers. The Company plans to substantially complete the assessment of these relationships prior to the end of calendar 1998 and, promptly upon discovery of any readiness issues that are material to the Company, to begin efforts to obtain adequate readiness assurances from the relevant third parties. There can be no assurance that the Company will receive all information necessary to fully evaluate the year 2000 readiness of all material suppliers. Moreover, the Company relies in various ways, both domestically and internationally, on governments, utilities, communications service providers, financial institutions and other third parties to conduct normal business operations. There can be no assurance that suppliers and other third parties upon whom the Company is reliant will not suffer business interruptions caused by year 2000 issues. Such interruptions could have a material adverse effect on the Company's business, financial condition and results of operations.

  In addition to the risks described above, some commentators predict that historical purchasing patterns and trends in the software industry may be affected by customers replacing or upgrading applications or systems to address year 2000 issues. The Company has not experienced any discernable trend indicating a recent or impending material reduction in demand for the Company's products. However, there can be no assurance that year 2000 issues will not affect future customer purchasing patterns, possibly resulting in lower demand for the Company's products.

  Although the Company believes that its year 2000 readiness efforts are designed to appropriately identify and address those year 2000 issues that are within the Company's control, there can be no assurance that the Company's efforts will be fully effective or that year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations. The novelty and complexity of the issues presented and the Company's dependence on the preparedness of third parties are among the factors that could cause the Company's efforts to be less than fully effective. Moreover, year 2000 issues present many risks that are simply beyond the Company's control, such as the potential effects of year 2000 issues on the economy in general and on the Company's business partners and customers in particular. Except as described above, the Company has not established "contingency plans" to address potential consequences of the year 2000 issue. However, the Company intends to continue to evaluate both existing and newly identified year 2000 risks and to develop and implement such further responsive measures as it deems appropriate.

FORWARD-LOOKING INFORMATION

  This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the Company's management. The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words "may", "will", "could", "should", "believe", "expect", "future", "potential", "anticipate", "intend", "plan", "estimate" or "continue" or the negative or other variations thereof and (ii) other statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including
(i) risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions, (ii) possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, and (iii) actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as "Risk Factors", "Certain Considerations Relative to the Company" and "Special Considerations" in the SEC Filings constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those reflected in such forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

  The Company's exposure to market risk associated with changes in interest rates relates primarily to the Company's investment portfolio of marketable securities. The Company does not use derivative financial instruments in its investment portfolio. The stated objectives of the Company's investment guidelines are: safety of principal, liquidity, maximization of yield and diversification of risk. The Company places its investments with high credit quality U.S. issuers, principally the United States Treasury, highly rated corporations and tax-exempt issuers and limits the amount of credit exposure to any one issuer. The Company's marketable securities portfolio includes only those securities with active secondary or resale markets to ensure portfolio liquidity.

  The table below presents principal amounts and related weighted average interest rates by date of maturity for the Company's marketable securities. A substantial portion of the interest income earned on municipal obligations is exempt from federal and state income taxes. At September 30, 1998, the weighted average maturity of the marketable securities portfolio was less than 180 days. The fair value of the marketable securities portfolio is affected by changes in short-term U.S. dollar interest rates.

                                 MATURITY
                           ----------------------             FAIR VALUE AT
                            1999     2000   2001    TOTAL   SEPTEMBER 30, 1998
                           -------  ------  -----  -------  ------------------
Commercial paper..........  51,734                  51,734        51,734
 Average interest rate....    5.59%                   5.59%
U.S. corporate notes......  81,402   3,017  5,182   89,601        90,319
 Average interest rate....    6.26%   6.00%  6.02%    6.24%
U.S. government
 obligations..............  20,001                  20,001        20,023
 Average interest rate....    5.39%                   5.39%
Municipal obligations..... 120,307  21,326         141,633       141,835
 Average interest rate....    4.92%   5.45%           4.97%
Other.....................   6,333                   6,333         6,626
 Average interest rate....    6.12%                   6.12%
Total investment
 portfolio................ 279,777  24,343  5,182  309,302       310,537
 Average interest rate....    5.48%   5.52%  6.02%    5.48%

FOREIGN CURRENCY RISK

  The Company conducts business in various foreign currencies, primarily in Canada, Brazil, Europe, Australia, Japan and other Asian countries. As a result, the Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. The Company mitigates a portion of its exposure to foreign currency exchange rate fluctuations through decentralized sales, marketing and support operations, and through international development facilities, in which substantially all costs are local-currency based. In the past, the Company has entered, and may in the future enter, into hedging transactions in an effort to reduce exposure to foreign currency exchange rate fluctuations. As of September 30, 1998, the Company was not engaged in a foreign currency hedging program.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            STERLING SOFTWARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Ernst & Young LLP, Independent Auditors.........................  27
Consolidated Financial Statements:
  Consolidated Balance Sheets as of September 30, 1998 and 1997...........  28
  Consolidated Statements of Operations for the Years Ended September 30,
   1998, 1997 and 1996....................................................  29
  Consolidated Statements of Stockholders' Equity for the Years Ended
   September 30, 1998, 1997 and 1996......................................  30
  Consolidated Statements of Cash Flows for the Years Ended September 30,
   1998, 1997 and 1996....................................................  31
  Notes to Consolidated Financial Statements..............................  32

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sterling Software, Inc.

  We have audited the accompanying consolidated balance sheets of Sterling Software, Inc. (the "Company") as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed under Item 14(a) of the Company's Annual Report on Form 10-K for the year ended September 30, 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Dallas, Texas
November 6, 1998

                            STERLING SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                            1998        1997
                                                         ----------  ----------
                        ASSETS
Current assets:
  Cash and cash equivalents............................  $  397,312  $  436,955
  Marketable securities................................     310,537     206,965
  Accounts and notes receivable, net...................     200,428     167,268
  Income tax receivable................................         750       9,941
  Prepaid expenses and other current assets............      31,503      28,459
                                                         ----------  ----------
    Total current assets...............................     940,530     849,588
Property and equipment, net............................      66,726      52,242
Computer software, net of accumulated amortization of
 $112,734 in 1998 and $98,785 in 1997..................      81,606      77,040
Excess cost over net assets of businesses acquired, net
 of accumulated amortization of $27,316 in 1998 and
 $30,718 in 1997.......................................      76,086      84,983
Noncurrent deferred income taxes.......................       4,378      23,178
Other assets...........................................      28,273      13,247
                                                         ----------  ----------
                                                         $1,197,599  $1,100,278
                                                         ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.............  $  161,790  $  186,188
  Deferred revenue.....................................     105,439     106,848
                                                         ----------  ----------
    Total current liabilities..........................     267,229     293,036
Noncurrent deferred revenue............................      27,649      20,432
Other noncurrent liabilities...........................      41,163      29,319
Contingencies and commitments
Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000 shares
   authorized; none issued.............................
  Common stock, $.10 par value; 125,000,000 and
   75,000,000 shares authorized in 1998 and 1997,
   respectively; 84,845,000 and 82,412,000 shares
   issued in 1998 and 1997, respectively...............       8,485       8,241
  Additional paid-in capital...........................     858,615     832,675
  Retained earnings (deficit)..........................      50,462     (25,174)
  Less treasury stock, at cost; 2,599,000 and 2,704,000
   shares in 1998 and 1997, respectively...............     (56,004)    (58,251)
                                                         ----------  ----------
    Total stockholders' equity.........................     861,558     757,491
                                                         ----------  ----------
                                                         $1,197,599  $1,100,278
                                                         ==========  ==========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                   1998      1997       1996
                                                 --------  ---------  --------
Revenue:
  Products.....................................  $291,255  $ 234,240  $214,709
  Product support..............................   183,631    150,886   144,596
  Services.....................................   245,057    184,076   154,456
                                                 --------  ---------  --------
                                                  719,943    569,202   513,761
Costs and expenses:
  Cost of sales:
    Products and product support...............    71,229     79,449    81,540
    Services...................................   216,437    157,287   136,011
                                                 --------  ---------  --------
                                                  287,666    236,736   217,551
  Product development and enhancement..........    36,162     29,659    26,402
  Selling, general and administrative..........   264,450    231,185   206,648
  Reorganization costs.........................    45,162    106,037
  Purchased research and development...........              137,849
                                                 --------  ---------  --------
                                                  633,440    741,466   450,601
                                                 --------  ---------  --------
Income (loss) from continuing operations before
 other income (expense) and income taxes.......    86,503   (172,264)   63,160
Other income (expense):
  Interest expense.............................      (424)      (540)   (3,435)
  Investment income............................    34,087     38,906    26,854
  Other........................................      (329)      (658)      333
                                                 --------  ---------  --------
                                                   33,334     37,708    23,752
                                                 --------  ---------  --------
Income (loss) from continuing operations before
 income taxes..................................   119,837   (134,556)   86,912
Provision (benefit) for income taxes...........    43,793     (2,659)   24,795
                                                 --------  ---------  --------
Income (loss) from continuing operations.......    76,044   (131,897)   62,117
Discontinued operations, net of applicable
 income taxes:
 Income from discontinued operations, net......                         51,187
 Gain on the initial public offering of
  subsidiary, net..............................                        126,103
                                                 --------  ---------  --------
                                                                       177,290
                                                 --------  ---------  --------
Net income (loss)..............................  $ 76,044  $(131,897) $239,407
                                                 ========  =========  ========
Income (loss) per common share:
  Income (loss) from continuing operations
    Basic......................................  $    .94  $   (1.66) $    .92
                                                 ========  =========  ========
    Diluted....................................  $    .89  $   (1.66) $    .86
                                                 ========  =========  ========
  Net income (loss)
    Basic......................................  $    .94  $   (1.66) $   3.56
                                                 ========  =========  ========
    Diluted....................................  $    .89  $   (1.66) $   3.26
                                                 ========  =========  ========

                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                          COMMON STOCK                         TREASURY STOCK
                          --------------                       ----------------
                          NUMBER          ADDITIONAL RETAINED  NUMBER                TOTAL
                            OF     PAR     PAID-IN   EARNINGS    OF              STOCKHOLDERS'
                          SHARES  VALUE    CAPITAL   (DEFICIT) SHARES    COST       EQUITY
                          ------  ------  ---------- --------  ------  --------  -------------
Balance at September 30,
 1995, as previously
 reported...............  26,529  $2,653   $336,752  $  9,515     56   $   (582)   $348,338
 Adjustment for stock
  dividend..............  26,529   2,653     (2,653)              56
 Adjustment for pooling
  of interests with
  Synon.................   2,591     259     30,296   (24,257)                        6,298
 Net income.............                              239,407                       239,407
 Acquisition of common
  stock for treasury....                                       2,671    (59,372)    (59,372)
 Issuance of common
  stock pursuant to
  stock options and
  warrants, including
  tax benefit of
  $47,112...............  18,453   1,845    321,996                                 323,841
 Issuance of common
  stock pursuant to
  conversion of 5.75%
  Debentures............   8,112     811    111,565                                 112,376
 Proceeds from
  subsidiary initial
  public offering, net
  of minority interest
  of $7,382.............                     32,736                                  32,736
 Distribution of
  subsidiary............                             (113,549)                     (113,549)
 Issuance of common
  stock to 401(k) plan..                        127              (39)       857         984
 Adjustment to
  unrealized gains
  (losses) on available-
  for-sale securities,
  net of tax............                               (1,178)                       (1,178)
 Other..................                         41    (2,586)                       (2,545)
                          ------  ------   --------  --------  -----   --------    --------
Balance at September 30,
 1996...................  82,214   8,221    830,860   107,352  2,744    (59,097)    887,336
 Net loss...............                             (131,897)                     (131,897)
 Issuance of common
  stock pursuant to
  stock options,
  including tax benefit
  of $450...............     212      21      1,889                                   1,910
 Issuance of common
  stock to 401(k) plan..                       (295)             (40)       845         550
 Adjustment to
  unrealized gains
  (losses) on available-
  for-sale securities,
  net of tax............                                2,381                         2,381
 Other..................     (14)     (1)       221    (3,010)                1      (2,789)
                          ------  ------   --------  --------  -----   --------    --------
Balance at September 30,
 1997...................  82,412   8,241    832,675   (25,174) 2,704    (58,251)    757,491
 Net income.............                               76,044                        76,044
 Issuance of common
  stock pursuant to
  stock options,
  including tax benefit
  of $4,700.............   1,327     133     22,462                                  22,595
 Issuance of common
  stock to 401(k) plan..                       (303)            (102)     2,189       1,886
 Issuance of common
  stock to employee
  stock purchase plan...     337      34      5,494               (3)        58       5,586
 Adjustment to
  unrealized gains
  (losses) on available-
  for-sale securities,
  net of tax............                                 (418)                         (418)
 Adjustment for pooling
  of interests with
  Mystech...............     769      77     (1,713)    4,628                         2,992
 Other..................                               (4,618)                       (4,618)
                          ------  ------   --------  --------  -----   --------    --------
Balance at September 30,
 1998...................  84,845  $8,485   $858,615  $ 50,462  2,599   $(56,004)   $861,558
                          ======  ======   ========  ========  =====   ========    ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                    1998      1997       1996
                                                  --------  ---------  --------
Operating activities:
  Net income (loss).............................  $ 76,044  $(131,897) $239,407
  Less: Income from discontinued operations.....                       (177,290)
                                                  --------  ---------  --------
  Income (loss) from continuing operations......    76,044   (131,897)   62,117
  Adjustments to reconcile income (loss) from
   continuing operations to net cash provided by
   operating activities:
    Depreciation and amortization...............    44,693     38,544    35,758
    Provision for losses on accounts
     receivable.................................     5,157      5,191     6,879
    Provision (benefit) for deferred income
     taxes......................................    18,800    (19,125)   11,451
    Purchased research and development..........              137,849
    Reorganization costs........................     9,552     63,726
    Changes in operating assets and liabilities,
     net of effects of business acquisitions:
      (Increase) decrease in accounts and notes
       receivable...............................   (49,435)    26,298    (6,392)
      (Decrease) increase in amounts due to
       Sterling Commerce, Inc...................              (35,134)   35,134
      Increase in prepaid expenses and other
       assets...................................    (6,045)    (2,495)  (15,412)
      (Decrease) increase in accounts payable,
       accrued liabilities and income taxes
       payable..................................   (11,989)    40,259   (61,081)
      (Decrease) increase in deferred revenue...    (1,951)    (1,339)      484
      Other.....................................    16,859      6,734    (2,164)
                                                  --------  ---------  --------
        Net cash provided by operating
         activities.............................   101,685    128,611    66,774
Investing activities:
  Purchases of property and equipment...........   (33,200)   (29,003)  (13,959)
  Purchases and capitalized cost of development
   of computer software.........................   (27,854)   (21,860)  (18,505)
  Business acquisitions, net of cash acquired...      (634)  (194,871)   (7,001)
  Purchases of investments......................  (342,807)  (255,888) (576,299)
  Proceeds from sales of investments............   240,495    284,703   406,072
  Other.........................................     1,619        697       585
                                                  --------  ---------  --------
        Net cash used in investing activities...  (162,381)  (216,222) (209,107)
Financing activities:
  Purchases of treasury stock...................                        (59,372)
  Retirement and redemption of debt and capital
   lease obligations............................    (3,400)    (8,144)  (13,477)
  Proceeds from issuance of debt, net of
   issuance costs...............................     3,482      8,166     5,900
  Net proceeds from subsidiary public offering..                        265,458
  Proceeds from issuance of common stock
   pursuant to the exercise of stock options and
   warrants.....................................    17,895      1,460   276,729
  Proceeds from issuance of common stock to
   employee stock purchase plan.................     5,586
  Other.........................................    (2,682)    (1,201)   (4,226)
                                                  --------  ---------  --------
        Net cash provided by financing
         activities.............................    20,881        281   471,012
Cash flows provided by discontinued operations..                         17,819
Effect of foreign currency exchange rate changes
 on cash........................................       172     (2,314)     (314)
                                                  --------  ---------  --------
(Decrease) increase in cash and equivalents.....   (39,643)   (89,644)  346,184
Cash and cash equivalents at beginning of year..   436,955    526,599   180,415
                                                  --------  ---------  --------
Cash and cash equivalents at end of year........  $397,312  $ 436,955  $526,599
                                                  ========  =========  ========
Supplemental cash flow information:
  Interest paid.................................  $    369  $     544  $  4,501
                                                  ========  =========  ========
  Income taxes paid.............................  $  2,400  $   6,670  $ 91,954
                                                  ========  =========  ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1998, 1997 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

  Sterling Software, Inc. ("Sterling Software" or the "Company") was founded in 198l and became a publicly owned corporation in 1983. Sterling Software is a worldwide developer and supplier of application development, information management and systems management software products and services, as well as a supplier of specialized information technology ("IT") services for sectors of the federal government.

  Basis of Presentation

  The consolidated financial statements include the accounts of Sterling Software after elimination of all significant intercompany balances and transactions. Certain amounts for periods ended prior to September 30, 1998, have been reclassified to conform to the current year presentation. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies at September 30, 1998 and 1997 and the results of operations for the years ended September 30, 1998, 1997 and 1996. While management has based its estimates and assumptions on the facts and circumstances known to it as of the date of this report, actual amounts may differ from such estimates and assumptions.

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

  Revenue from specialized IT services provided to the federal government under multi-year contracts is recognized as the services are performed. Revenue for services provided under other long-term contracts is recognized using the percentage-of-completion method of accounting. Losses on long-term contracts are recognized when the current estimate of total contract costs indicates a loss on a contract is probable.

  Returns and allowances and other similar adjustments to revenue involving software products historically have not been material to the Company's results of operations.

  Software Development Costs

  The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standard No. 86 ("FAS 86"),

"Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Pursuant to FAS 86, costs are capitalized when technological feasibility of the product is established. Technological feasibility is established either upon the completion of a detailed program design or the completion of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Software development capitalized costs include, among other things, programmers salaries and benefits, outside contractor costs, computer time and allocated facilities costs. Unamortized software development costs of $54,382,000 and $46,734,000 are included in "Computer software, net", at September 30, 1998 and 1997, respectively.

  Depreciation and Amortization

  Property and equipment are recorded at cost and depreciated using the straight-line method over average useful lives of three to 15 years. Computer software costs are amortized on a product-by-product basis using the greater of the amount computed by taking the ratio of current year net revenue to estimated future net revenue or the amount computed by the straight-line method over periods ranging from three to seven years. Excess costs over the net assets of businesses acquired are amortized on a straight-line basis over periods of seven to 40 years. Other intangible assets are amortized on a straight-line basis over periods of three to seven years.

  Depreciation and amortization consists of the following for the years ended September 30, 1998, 1997 and 1996 (in thousands):

                                                        1998    1997    1996
                                                       ------- ------- -------
   Property and equipment............................. $16,094 $15,596 $13,396
   Purchased computer software........................   7,708   6,731   5,926
   Capitalized computer software development costs....  13,083  11,551   9,970
   Excess cost over net assets of businesses
    acquired..........................................   7,570   4,403   5,964
   Intangible assets..................................     238     263     502
                                                       ------- ------- -------
                                                       $44,693 $38,544 $35,758
                                                       ======= ======= =======

  Income Taxes

  The Company's income taxes are presented in accordance with the provisions of Statement of Financial Accounting Standard No. 109 ("FAS 109"), "Accounting for Income Taxes", which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefit only to the extent, based on available evidence, it is more likely than not such benefit will be realized.

  Stock Options

  The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", in accounting for its employee stock options, employee stock purchase plan and other stock based awards. Under APB 25, if the exercise price of an employee's stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Common Stock and Earnings Per Common Share

  Effective October 1, 1997, Sterling Software adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share". FAS 128 sets forth new rules for computing earnings per share which replace previously reported "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Basic earnings per common share data is computed using the weighted average number of common shares outstanding for the relevant period. Diluted earnings per common share data is computed using the weighted average number of common shares outstanding plus common share equivalents represented by stock options, warrants and convertible debentures, if such stock options, warrants and convertible debentures have a dilutive effect in the aggregate. Earnings per share amounts for all periods have been presented, and where necessary restated, in accordance with FAS 128.

  On March 11, 1998, the Sterling Software Board of Directors authorized a 2-for-1 stock split that was effected by means of a dividend of one share of the Company's common stock, par value $0.10 per share ("Common Stock"), for each share of Common Stock outstanding (the "Stock Split Dividend"). The Stock Split Dividend was paid on April 3, 1998 to holders of record on March 20, 1998. Common share and per share amounts for all periods have been restated to reflect the Stock Split Dividend.

  The following table sets forth the computation of basic and diluted earnings per share for the years ended September 30, 1998, 1997 and 1996 (in thousands, except per share data):

                                                     1998     1997       1996
                                                    ------- ---------  --------
   BASIC:
     Net income (loss)............................  $76,044 $(131,897) $239,407
                                                    ======= =========  ========
     Weighted average common shares outstanding...   80,638    79,588    67,226
                                                    ======= =========  ========
     Net income (loss) per common share...........  $   .94 $   (1.66) $   3.56
                                                    ======= =========  ========
   DILUTED:
     Net income (loss)............................  $76,044 $(131,897) $239,407
     Effect of dilutive convertible debentures....                        1,685
                                                    ------- ---------  --------
                                                    $76,044 $(131,897) $241,092
                                                    ======= =========  ========
     Weighted average common shares outstanding...   80,638    79,588    67,226
     Effect of dilutive employee stock options and
      warrants....................................    4,869               3,675
     Effect of dilutive convertible debentures....                        2,990
                                                    ------- ---------  --------
     Adjusted weighted average common shares and
      assumed conversions.........................   85,507    79,588    73,891
                                                    ======= =========  ========
     Net income (loss) per common share...........  $   .89 $   (1.66) $   3.26
                                                    ======= =========  ========

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

  Recent Developments

  In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The adoption SOP 98-1 is not expected to have a material impact on the financial position or results of operations of the Company.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities". FAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of FAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

  In October 1997, the FASB approved the American Institute of Certified Public Accountants Statement of Position ("SOP 97-2"), "Software Revenue Recognition", which will be effective for transactions occurring after September 30, 1998. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP 98-4") which defers certain provisions of SOP 97-2 for one year (until fiscal years beginning after December 15, 1998). Detailed implementation guidelines for the provisions of SOP 97-2 which were deferred have not been issued. The Company's accounting policy for software revenue recognition is generally in compliance with SOP 97-2, as amended by SOP 98-4, and adoption of these SOP's, as currently issued, is not expected to have a material impact on the financial position or results of operations of the Company.

2. BUSINESS ACQUISITIONS, DIVESTITURES AND REORGANIZATIONS

  Acquisition of Mystech Associates, Inc.

  On July 9, 1998, Sterling Software acquired Mystech Associates, Inc. ("Mystech"), a federal information technology services contractor, in a stock-for-stock merger transaction (the "Mystech Merger"). As a result of the transaction, Sterling Software issued approximately 769,000 shares of Common Stock in exchange for the previously outstanding shares of Mystech common stock and has reserved approximately 174,000 shares of Common Stock for issuance upon exercise of assumed Mystech stock options. The Mystech Merger was accounted for as a pooling of interests and the Mystech organization was added to the Company's federal systems business. However, the impact of the pooling of interests accounting on the Company's historical financial statements was not material. Therefore, the Company's financial statements for periods prior to the Mystech Merger have not been restated for this transaction.

  Acquisition of Synon Corporation

  On July 31, 1998, Sterling Software acquired Synon Corporation ("Synon"), a provider of application development software and services, in a stock-for-stock merger transaction (the "Synon Merger") accounted for as a pooling of interests. As a result of the transaction, Sterling Software issued approximately 2,603,000 shares of Common Stock in exchange for the previously outstanding shares of Synon capital stock and has reserved approximately 375,000 shares of Common Stock for issuance upon exercise of assumed Synon stock options. The Company's financial statements for periods prior to the Synon Merger, including the results of the application management business segment, have been restated to represent the combined financial statements of the previously separate entities.

  Separate and combined results of Sterling Software and Synon are as follows (in thousands):

                                                  STERLING
                                                  SOFTWARE    SYNON   COMBINED
                                                  ---------  -------  --------
   Nine Months Ended June 30, 1998 (unaudited)
     Revenue..................................... $ 469,771  $57,483  $527,254
     Net income (loss)...........................    75,734   (7,285)   68,449
   Year Ended September 30, 1997
     Revenue.....................................   488,978   80,224   569,202
     Net income (loss)...........................  (132,968)   1,071  (131,897)
   Year Ended September 30, 1996
     Revenue.....................................   439,171   74,590   513,761
     Income from continuing operations...........    60,598    1,519    62,117
     Net income..................................   237,888    1,519   239,407

  Acquisition of TI Software

  On June 30, 1997, Sterling Software completed the acquisition (the "TI Software Acquisition") of certain assets (including the capital stock of certain foreign subsidiaries) of Texas Instruments Incorporated ("Texas Instruments"). Such assets constitute substantially all of the assets used by Texas Instruments' Software Division ("TI Software") in its business of developing, marketing and supporting application development software and providing related consulting services. The results of operations of TI Software are included in the Company's results of operations from the date of the TI Software Acquisition.

  The cash purchase price paid for such assets was $165,000,000 and was funded from the Company's available cash balances. The total cost of the TI Software Acquisition was approximately $214,774,000, including costs directly related to the TI Software Acquisition of approximately $49,774,000, consisting of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs. Results of operations for 1997 include $137,849,000 of purchased research and development costs, which is the portion of the purchase price attributed to in-process research and development, and which was charged to expense in accordance with the purchase method of accounting. The estimates of fair value were determined by the Company's management based on information furnished by the management of TI Software and an independent valuation of acquired software and research and development. The components of the aggregate cost were as follows (in thousands):

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
                                                                       --------
                                                                       $214,774
                                                                       ========

  The TI Software Acquisition has been accounted for in accordance with the purchase method of accounting. The aggregate purchase price has been allocated to the assets and liabilities acquired, with the remainder recorded as excess cost over net assets acquired, based on estimates of fair values as follows (in thousands):

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
                                                                      --------
                                                                      $214,774
                                                                      ========

  The following unaudited pro forma information presents the Company's results of operations as if the TI Software Acquisition had occurred at October 1, 1996. The pro forma information has been prepared by combining the results of operations of the Company and TI Software for the years ended September 30, 1997 and 1996, adjusted for the elimination of charges for purchased research and development costs and reorganization costs, additional amortization expense and the resulting impact on the provision for income taxes. This pro forma information does not purport to be indicative of what would have occurred had the TI Software Acquisition and related reorganization occurred as of that date or of results of operations which may occur in the future (in thousands, except per share data):

                                                     YEARS ENDED SEPTEMBER 30
                                                     -------------------------
                                                         1997         1996
                                                     ------------ ------------
   Revenue.......................................... $    733,577 $    784,250
   Income before other income (expense) and income
    taxes........................................... $     43,306 $     56,532
   Income from continuing operations................ $     51,840 $     52,304
   Income from continuing operations per share...... $        .65 $        .73

  Termination of International Distributor Arrangement

  Effective as of June 30, 1997, Sterling Software and Sterling Commerce, Inc. ("Sterling Commerce"), formerly a wholly owned subsidiary of Sterling Software formed to operate the business of Sterling Software's former Electronic Commerce Group, completed an agreement terminating an international distributor arrangement pursuant to which Sterling Software acted as the exclusive distributor of Sterling Commerce's interchange and communications software products in markets outside the United States and Canada. The results of the Company's international operations related to selling, marketing and providing first level support for these products outside of the United States and Canada through June 30, 1997 are included in the business segment information presented herein under "Corporate and other".

  Contemporaneously with such termination, Sterling Software sold to Sterling Commerce certain of the assets formerly used by Sterling Software in connection with the distribution of certain Sterling Commerce products outside the United Stated and Canada. In consideration of the termination of the international distributor arrangement and the sale of assets described above, Sterling Commerce (i) paid to Sterling Software $5,226,000 on June 30, 1997 and (ii) subsequently paid to Sterling Software $10,076,000, which was equal to the net book value of the acquired assets and certain assumed liabilities of Sterling Software.

  Reorganization Costs

  The Company's results of operations for 1998 include reorganization costs of $45,162,000 primarily related to the reorganization of the Company's operations in connection with the Synon Merger and, to a lesser extent, the Mystech Merger. Of the total reorganization costs, approximately $9,552,000 consisted of non-cash costs and the remaining $35,610,000 required cash outlays. At September 30, 1998, the remaining balance to be paid was $22,818,000. Currently, the Company does not expect to incur costs related to these reorganizations in excess of the amounts charged to operations in 1998. The components of the aggregate reorganization costs were as follows (in thousands):

   Employee termination costs......................................... $17,342
   Write-down of software products which will not be actively
    marketed..........................................................   6,397
   Elimination of duplicate facilities and equipment..................   8,295
   Out of pocket costs related to the reorganization..................   9,535
   Other costs........................................................   3,593
                                                                       -------
                                                                       $45,162
                                                                       =======

  The Company's results of operations for 1997 include reorganization costs of $106,037,000 primarily related to the reorganization of the Company's operations in connection with the TI Software Acquisition and the termination of the international distributor arrangement with Sterling Commerce in the third quarter of 1997. These reorganization costs also include the write-down of certain excess cost over net assets acquired related to the Company's federal systems business. Of the total reorganization costs, approximately $63,726,000 consisted of non-cash costs and the remaining $42,311,000 required cash outlays. At September 30, 1998, the remaining balance to be paid was $12,344,000, which consists primarily of commitments under lease arrangements for office space and equipment. The Company does not expect to incur costs related to this reorganization in excess of the amount charged to operations in 1997. The components of the reorganization costs were as follows (in thousands):

   Employee termination costs........................................ $ 18,539
   Write-down of software products which will not be actively
    marketed.........................................................   17,591
   Write-down of excess cost over net assets acquired................   38,955
   Elimination of duplicate facilities and equipment.................   19,993
   Out of pocket costs related to the reorganization.................    5,109
   Other costs.......................................................    5,850
                                                                      --------
                                                                      $106,037
                                                                      ========

3. DISCONTINUED OPERATIONS

  Sterling Commerce completed an initial public offering (the "Offering") of 13,800,000 shares of its common stock ("Commerce Stock") on March 13, 1996. Pursuant to the Offering, Sterling Software sold to the public 12,000,000 of its 73,200,000 shares of Commerce Stock and Sterling Commerce sold 1,800,000 of previously unissued shares of Commerce Stock. The Offering price was $24 per share of Commerce Stock, resulting in net proceeds to Sterling Software of approximately $265,458,000 after deducting underwriting discounts and commissions and Sterling Software's pro rata share of Offering expenses. Sterling Software recorded a gain of approximately $126,103,000, net of tax, from the sale of Commerce Stock in the Offering.

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

  The results of operations of Sterling Commerce for 1996 have been classified as discontinued operations. The income from discontinued operations reflected in the table below is inclusive of minority interest held by stockholders other than Sterling Software. Summary operating results of discontinued operations for the year ended September 30, 1996 are as follows (in thousands):

   Revenue............................................................ $267,773
   Total costs and expenses........................................... $172,568
   Income before income taxes......................................... $ 96,422
   Income taxes....................................................... $ 38,030
   Income from discontinued operations, net........................... $ 58,392

4. LEGAL PROCEEDINGS AND CLAIMS

  The Company is subject to various legal proceedings and claims that arise in the normal course of its business. While many of these matters involve inherent uncertainty, the Company's management believes that the amount of the liability, if any, ultimately incurred by Sterling Software with respect to any such existing proceedings and claims, net of applicable reserves and available insurance, will not materially affect the business, financial condition or results of operations of the Company.

5. SEGMENT INFORMATION

  Sterling Software is a worldwide developer and supplier of application development, information management and systems management software products and services, as well as a supplier of specialized IT services for sectors of the federal government. The Company addresses these major markets through three business segments. The application management business segment provides solutions for both enterprise-scale application development and information management. Application development solutions include products and services for business modeling through code generation. Information management solutions include products and services that enable customers to facilitate enterprise information access and to extend the life and usefulness of legacy applications. The systems management business segment provides solutions that enable customers to simplify the use of multiple computing environments and to increase the productivity of information systems, ultimately ensuring that the systems meet the business needs of the organization. The federal systems business segment provides specialized IT services for sectors of the federal government, as well as state and local governments. Though June 30, 1997, the Company's international operations sold, marketed and provided first-level support outside of the United States and Canada for certain software products of Sterling Commerce, the results of which are included in the business segment information under "Corporate and other".

  Financial information concerning the Company's operations, by business segment, for the years ended September 30, 1998, 1997 and 1996, is summarized as follows (in thousands):

   BUSINESS SEGMENT INFORMATION                   1998        1997        1996
   ----------------------------                ----------  ----------  ----------
   Revenue:
     Application Management................... $  366,013  $  223,166  $  184,394
     Systems Management.......................    204,529     184,679     170,804
     Federal Systems..........................    148,773     121,790     112,188
     Corporate and other......................        628      39,567      46,375
                                               ----------  ----------  ----------
       Consolidated totals.................... $  719,943  $  569,202  $  513,761
                                               ==========  ==========  ==========
   Operating Profit (Loss):
     Application Management................... $   75,981  $   23,747  $   18,794
     Systems Management.......................     77,337      70,629      65,858
     Federal Systems..........................      9,911       8,689       7,982
     Reorganization costs.....................    (45,162)   (106,037)
     Purchased research and development.......               (137,849)
     Corporate and other......................    (31,564)    (31,443)    (29,474)
                                               ----------  ----------  ----------
       Consolidated totals.................... $   86,503  $ (172,264) $   63,160
                                               ==========  ==========  ==========
   Identifiable Assets:
     Application Management................... $  256,737  $  229,261  $  140,679
     Systems Management.......................    187,310     150,549     135,845
     Federal Systems..........................     67,290      58,445      68,809
     Corporate and other......................    686,262     662,023     785,246
                                               ----------  ----------  ----------
       Consolidated totals.................... $1,197,599  $1,100,278  $1,130,579
                                               ==========  ==========  ==========
   Capital Expenditures (including additions
    to computer software):
     Application Management................... $   34,239  $   13,782  $   11,224
     Systems Management.......................     19,745      16,919      14,597
     Federal Systems..........................      1,145       1,284       1,255
     Corporate and other......................      5,925      18,878       5,388
                                               ----------  ----------  ----------
       Consolidated totals.................... $   61,054  $   50,863  $   32,464
                                               ==========  ==========  ==========
   Depreciation and Amortization:
     Application Management................... $   21,084  $   17,698  $   17,085
     Systems Management.......................     16,485      16,014      12,230
     Federal Systems..........................      2,346       2,231       2,290
     Corporate and other......................      4,778       2,601       4,153
                                               ----------  ----------  ----------
       Consolidated totals.................... $   44,693  $   38,544  $   35,758
                                               ==========  ==========  ==========
   Revenue from the U.S. Government:
     Application Management................... $   10,635  $    7,455  $    5,169
     Systems Management.......................      3,364       4,140       3,521
     Federal Systems..........................    140,822     112,802     104,052
                                               ----------  ----------  ----------
       Consolidated totals.................... $  154,821  $  124,397  $  112,742
                                               ==========  ==========  ==========

  The amounts presented for "Corporate and other" include corporate expense, cash balances, marketable securities, income tax balances, other assets, inter-segment eliminations and, through June 30, 1997, the results of operations relating to the international distribution of certain Sterling Commerce software products.

6. OPERATIONS BY GEOGRAPHIC AREA

  The Company's operations in North America and other markets at September 30, 1998, 1997 and 1996 and for the years then ended are summarized as follows (in thousands):

   GEOGRAPHICAL INFORMATION                     1998        1997        1996
   ------------------------                  ----------  ----------  ----------
   Revenue:
     North America and Latin America.......  $  454,599  $  353,061  $  308,398
     Europe................................     213,601     136,311     115,743
     Asia-Pacific..........................      51,115      40,263      43,245
     Corporate and other...................         628      39,567      46,375
                                             ----------  ----------  ----------
                                             $  719,943  $  569,202  $  513,761
                                             ==========  ==========  ==========
   Operating Profit (Loss):
     North America and Latin America.......  $  125,804  $   82,344  $   79,108
     Europe................................      30,333      13,039       9,593
     Asia-Pacific..........................       7,092       7,682       3,933
     Reorganization costs..................     (45,162)   (106,037)
     Purchased research and development....                (137,849)
     Corporate and other...................     (31,564)    (31,443)    (29,474)
                                             ----------  ----------  ----------
                                             $   86,503  $ (172,264) $   63,160
                                             ==========  ==========  ==========
   Identifiable Assets:
     North America and Latin America.......  $  303,828  $  253,376  $  240,257
     Europe................................     176,026     156,401      93,547
     Asia-Pacific..........................      31,483      28,478      11,529
     Corporate and other...................     686,262     662,023     785,246
                                             ----------  ----------  ----------
                                             $1,197,599  $1,100,278  $1,130,579
                                             ==========  ==========  ==========

  The amounts presented for "Corporate and other" include corporate expense, cash balances, marketable securities, income tax balances, other assets, inter-segment eliminations and, through June 30, 1997, the results of operations relating to the international distribution of certain Sterling Commerce software products.

7. MARKETABLE SECURITIES

  At September 30, 1998 and 1997, all of the Company's marketable securities and other long-term investments were classified as available-for-sale and consist of the following (in thousands):

                                                                        GROSS
                                                  AGGREGATE AMORTIZED UNREALIZED
                                                    FAIR      COST     HOLDING
                                                    VALUE     BASIS     GAINS
                                                  --------- --------- ----------
   September 30, 1998
    Commercial paper............................. $ 51,734  $ 51,734
    U.S. corporate notes.........................   90,319    89,601    $  718
    U.S. government obligations..................   20,023    20,001        22
    Municipal obligations........................  141,835   141,633       202
    Other........................................    6,626     6,333       293
                                                  --------  --------    ------
                                                  $310,537  $309,302    $1,235
                                                  ========  ========    ======

                                                                     GROSS
                                                                  UNREALIZED
                                                                ---------------
                                                      AMORTIZED
                                           AGGREGATE    COST    HOLDING HOLDING
                                           FAIR VALUE   BASIS    GAINS  LOSSES
                                           ---------- --------- ------- -------
   September 30, 1996
    Commercial paper......................  $ 14,887  $ 14,887
    U.S. corporate notes..................    96,520    96,337  $  291   $(108)
    U.S. government obligations...........    14,947    15,018             (71)
    Municipal obligations.................    74,140    73,982     161      (3)
    Other.................................     6,471     4,864   1,607
                                            --------  --------  ------   -----
                                            $206,965  $205,088  $2,059   $(182)
                                            ========  ========  ======   =====

  At September 30, 1998, scheduled maturities of investments in debt securities were: $277,345,000 principal amount within one year and $29,792,000 principal amount between one and five years.

8. ACCOUNTS AND NOTES RECEIVABLE

  Accounts and notes receivable consist of the following at September 30 (in thousands):

                                                                1998     1997
                                                              -------- --------
      Trade.................................................. $181,256 $161,861
      Unbilled...............................................   36,295   19,593
                                                              -------- --------
                                                               217,551  181,454
      Less: Allowance for doubtful accounts..................   17,123   14,186
                                                              -------- --------
                                                              $200,428 $167,268
                                                              ======== ========

  At September 30, 1998 and 1997, accounts receivable include $45,820,000 and $38,806,000, respectively, due under contracts with the federal government and related agencies. The remainder of the Company's receivables are due principally from corporations in diverse industries located in North America, Europe and Asia-Pacific, which mitigates exposure to concentrations of credit risk. Trade receivables are generally not collateralized. The Company performs periodic credit evaluations of its customers' financial conditions.

9. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at September 30 (in thousands):

                                                                 1998    1997
                                                                ------- -------
      Computer and peripheral equipment........................ $45,729 $48,098
      Furniture, fixtures and other equipment..................  47,158  39,705
      Leasehold improvements...................................  23,671  16,710
                                                                ------- -------
                                                                116,558 104,513
      Less: Accumulated depreciation...........................  49,832  52,271
                                                                ------- -------
                                                                $66,726 $52,242
                                                                ======= =======

10. CREDIT AGREEMENT AND LONG-TERM DEBT

  Effective July 1, 1997, the Company entered into an amended bank credit agreement ("Credit Agreement"). The Credit Agreement requires that certain financial ratios be maintained. Borrowings under the Credit Agreement will bear interest at the lower of the lender's base rate or the Eurodollar lending rate plus one-half percent and will mature on June 30, 2000. No amounts were borrowed during 1998 or outstanding under the Credit Agreement at September 30, 1998. At September 30, 1998, after giving effect to outstanding standby letters of credit in the aggregate amount of approximately $4,140,000, approximately $30,860,000 was available for borrowing under the Credit Agreement. Certain of the Company's foreign subsidiaries have separate lines of credit totaling $9,305,000 that are used for foreign exchange exposure management and working capital requirements. These lines of credit are guaranteed by Sterling Software, Inc. At September 30, 1998, $1,500,000 was outstanding pursuant to these foreign lines of credit.

  On December 20, 1995, the Company gave notice of the redemption of all of the $114,922,000 then outstanding principal amount of its 5.75% Convertible Subordinated Debentures (the "Debentures"), effective February 12, 1996. As a result, approximately $114,912,000 principal amount of the Debentures were converted into 4,056,000 shares of Common Stock.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  Accounts payable and accrued liabilities consist of the following at September 30 (in thousands):

                                                                1998     1997
                                                              -------- --------
      Trade accounts payable................................. $ 31,571 $ 45,723
      Accrued compensation...................................   57,169   53,951
      Accrued acquisition and reorganization costs...........   34,276   45,641
      Other accrued liabilities..............................   38,774   40,873
                                                              -------- --------
                                                              $161,790 $186,188
                                                              ======== ========

  Accrued acquisition and reorganization costs at September 30, 1998 were primarily due to the Synon Merger, the Mystech Merger and the TI Software Acquisition and related reorganizations, and are primarily for the remaining commitments pursuant to employee termination costs and the elimination of duplicate facilities and equipment.

12. INCOME TAXES

  The provision (benefit) for income taxes on income (loss) from continuing operations is composed of the following (in thousands):

                                                     YEARS ENDED SEPTEMBER 30
                                                    ---------------------------
                                                      1998     1997      1996
                                                    -------- --------  --------
   Current:
     Federal....................................... $ 17,011 $ 11,309  $ 10,055
     State.........................................    2,928    2,310
     Foreign.......................................    5,054    2,098     2,822
   Deferred:
     Federal.......................................   16,557  (17,330)   10,551
     State.........................................    1,489   (1,685)    2,970
     Foreign.......................................      754      639    (1,603)
                                                    -------- --------  --------
                                                    $ 43,793 $ (2,659) $ 24,795
                                                    ======== ========  ========

  The effective income tax rate on income (loss) from continuing operations before income taxes differed from the federal income tax statutory rate for the following reasons (in thousands):

                                                    YEARS ENDED SEPTEMBER 30
                                                    --------------------------
                                                     1998      1997     1996
                                                    -------  --------  -------
   Tax expense (benefit) at U.S. federal statutory
    rate..........................................  $41,943  $(47,095) $30,419
   Increases (reductions) in tax expense (benefit)
    resulting from:
     Purchased research and development for which
      no income tax benefit was recognized........             36,251
     Effect of non-U.S. tax rates.................   (4,553)   (1,182)
     Recognition of previously unrecognized
      deferred income tax asset...................             (3,022)  (8,062)
     Nondeductible excess cost over net assets
      acquired....................................      564    14,663    1,680
     Foreign sales corporation....................   (1,896)   (1,891)  (1,568)
     State income taxes, net of federal benefit...    4,417      (125)   2,970
     Unbenefitted losses..........................    3,112
     Other........................................      206      (258)    (644)
                                                    -------  --------  -------
                                                    $43,793  $ (2,659) $24,795
                                                    =======  ========  =======

  Income (loss) before income taxes includes foreign pretax earnings (losses) of $11,253,000, $(7,021,000) and $1,128,000 for the years ended September 30,
1998, 1997 and 1996, respectively.

  Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset as of September 30 were as follows (in thousands):

                                                              1998     1997
                                                             -------  -------
   Deferred income tax assets:
     Net operating loss carryforwards....................... $37,669  $35,558
     General business and alternative minimum tax credit
      carryforwards.........................................   6,799    6,639
     Foreign tax credit carryforwards.......................   1,232    1,232
     Foreign taxes creditable on undistributed foreign
      source income.........................................   5,397    5,397
     Reserves and reorganization accruals...................  60,295   61,245
                                                             -------  -------
       Deferred income tax assets........................... 111,392  110,071
                                                             -------  -------
   Deferred income tax liabilities:
     Capitalized software costs.............................  21,729   15,283
     Depreciation and amortization..........................   5,709    2,253
     Other future income tax liabilities....................  35,438   27,491
                                                             -------  -------
       Deferred income tax liabilities......................  62,876   45,027
                                                             -------  -------
     Deferred income tax asset net of deferred income tax
      liability.............................................  48,516   65,044
     Less valuation allowance............................... (44,138) (41,866)
                                                             -------  -------
       Net deferred income tax asset........................ $ 4,378  $23,178
                                                             =======  =======

  The valuation allowance relates principally to certain net operating loss and credit carryforwards. Although realization is not assured, management believes that future taxable income based on expected future earnings of the Company will more likely than not utilize a portion of the net operating loss carryforwards, tax credit carryforwards and other future tax deductions in existence at September 30, 1998, equivalent to the net deferred income tax asset. As there can be no assurances on amounts in excess of the net deferred income tax asset, the aforementioned valuation allowance has been recorded and may change as estimates during the carryforward periods change.

  At September 30, 1998, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $61,609,000 and $6,799,000, respectively. These carryforwards will expire at various times between 1999 and 2009, with approximately $61,609,000 of the net operating loss carryforwards expiring between 2007 and 2009. The utilization of substantially all of these carryforwards is restricted to future taxable income of certain of the Company's wholly owned subsidiaries and limited by
Section 382 of the Internal Revenue Code of 1986, as amended ("the Code"). Thus, the Company's utilization of these carryforwards cannot be assured.

13. COMMITMENTS

  The Company leases certain facilities and equipment under operating leases. Total rent expense for the years ended September 30, 1998, 1997 and 1996 was $28,691,000, $26,435,000 and $23,121,000, respectively. At September 30, 1998, minimum future rental payments due under all operating leases, net of estimated future sublease income, were as follows (in thousands):

       1999............................................................ $ 29,429
       2000............................................................   25,029
       2001............................................................   20,262
       2002............................................................   12,228
       2003............................................................   10,849
       Thereafter......................................................   46,198
                                                                        --------
                                                                        $143,995
                                                                        ========

14. STOCKHOLDERS' EQUITY

  Preferred Stock

  The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.10 per share ("Preferred Stock"). The Board of Directors of Sterling Software has authorized the issuance of up to 1,250,000 shares of Preferred Stock, designated as Series A Junior Participating Preferred Stock ("Series A Junior Preferred Stock"), pursuant to the terms of the Rights Agreement dated as of December 18, 1996, as amended (the "Rights Plan"). The Board of Directors of the Company is authorized, without action by the stockholders, to issue Preferred Stock and fix for each series the number of shares, designation, dividend rights, voting rights, redemption rights and other rights.

  Increase in Authorized Common Stock

  On March 11, 1998, the Sterling Software stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 75,000,000 shares to 125,000,000 shares.

  Rights Plan

  On December 18, 1996, the Board of Directors of the Company declared a dividend distribution of one right (a "Right") for each share of Common Stock outstanding at the close of business on December 31, 1996 (the "Record Date"), pursuant to the terms of the Rights Plan. The Rights Plan also provides, subject to specified exceptions and limitations, that shares of Common Stock issued after the Record Date will be entitled to and accompanied by Rights. Pursuant to the Rights Plan, one Right to purchase 1/100th of a share of Series A Junior Preferred Stock (structured so as to be substantially the equivalent of a share of Common Stock) is attached to each issued and outstanding share of Common Stock. Subject to certain conditions, each Right entitles the holder to purchase 1/100th of a share of Series A Junior Preferred Stock at a price (the "Purchase Price") of $100.00 per 1/100th of a share of Junior Preferred Stock (subject to adjustment).

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

  Stock Options and Warrants

  In May 1996 Sterling Software's stockholders approved the 1996 Stock Option Plan. At September 30, 1998, 883,888 shares were reserved for future grants of options under the 1996 Stock Option Plan. Options granted pursuant to the 1996 Stock Option Plan become exercisable generally at a rate of 25% per year and expire either five or ten years from the date of grant, although options may be granted with shorter vesting periods and shorter terms. Any tax benefit associated with the exercise of options and warrants is credited to paid-in capital.

  Options granted under previous Company option plans that were unexercised with respect to 163,362 shares of Common Stock at the close of business on September 30, 1996 were adjusted to thereafter be exercisable with respect to 415,900 shares at exercise prices ranging from $1.68 to $16.20 to preserve the economic value of such options after the spin-off of Sterling Commerce. See "Conversion adjustment" in the table below.

  Stock option transactions, restated to retroactively reflect the Stock Split Dividend and the Synon Merger, are summarized below for the three years ended September 30, 1998:

                                        1998                 1997                  1996
                                 -------------------- -------------------- ---------------------
                                             WEIGHTED             WEIGHTED              WEIGHTED
                                             AVERAGE              AVERAGE               AVERAGE
                                             EXERCISE             EXERCISE              EXERCISE
                                  OPTIONS     PRICE    OPTIONS     PRICE     OPTIONS     PRICE
                                 ----------  -------- ----------  -------- -----------  --------
   Options outstanding at
    beginning of year, as
    previously reported........                                              8,085,731   $28.36
   Adjustment for the Stock
    Split Dividend.............                                              8,085,731
   Adjustment for pooling of
    interests with Synon.......                                                364,000    10.15
                                                                           -----------
   Options outstanding at
    beginning of year, as
    restated...................  18,686,785   $14.19     757,483   $ 9.63   16,535,462   $14.09
   Options assumed in the
    Mystech Merger.............     174,146    10.49
   Options granted.............     842,482    23.44  19,185,277    14.27    2,365,843    20.93
   Options exercised...........  (1,327,084)   13.48    (212,036)    6.87  (17,833,548)   14.92
   Options terminated and
    canceled...................    (635,611)   15.24  (1,043,939)   13.84     (562,812)   16.43
   Conversion adjustment.......                                                252,538
                                 ----------           ----------           -----------
   Options outstanding at end
    of year....................  17,740,718    14.61  18,686,785    14.19      757,483     9.63
                                 ==========           ==========           ===========
   Options exercisable at end
    of year....................  10,694,178    14.03   9,399,391    13.93      569,764     9.22
                                 ==========           ==========           ===========
   Options available for grant
    at end of year.............     883,888              971,090            15,500,000
                                 ==========           ==========           ===========

  Information related to options outstanding at September 30, 1998 is summarized below:

                                OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                     ----------------------------------------- ---------------------------
                                    WEIGHTED
                                     AVERAGE
                                    REMAINING      WEIGHTED                    WEIGHTED
      RANGE OF                     CONTRACTUAL     AVERAGE                     AVERAGE
   EXERCISE PRICES     OPTIONS        LIFE      EXERCISE PRICE   OPTIONS    EXERCISE PRICE
   ---------------   ------------  -----------  -------------- ------------ --------------
   $2.00--$13.63        2,564,985    7 Years        $13.19        1,681,241     $12.97
   $     13.64--
    $14.13             12,473,575    7 Years        $14.13        8,526,675     $14.13
   $     14.14--
    $30.06              2,702,158    5 Years        $18.19          486,262     $16.04
                     ------------                              ------------
                       17,740,718                                10,694,178
                     ============                              ============

  During 1996, 620,194 warrants with an aggregate exercise price of $10,734,659 were exercised for shares of Common Stock. Also in 1996, 165,300 warrants with an aggregate exercise price of $8,750,155 were canceled. At September 30, 1998, 1997 and 1996, no warrants were outstanding.

  Employee Stock Purchase Plan

  In February 1998 Sterling Software's stockholders approved the Company's Employee Stock Purchase Plan ("ESPP"). Under provisions of the ESPP, employees can purchase Common Stock at a specified price through payroll deductions during an offering period, currently established on a semi-annual basis. In July 1998, approximately 340,000 shares were issued to employees under the ESPP. At September 30, 1998, approximately $3,160,000 had been contributed by employees that will be used to purchase shares at the end of the offering period in December 1998. At September 30, 1998, the Company could issue up to approximately 133,000 shares under the ESPP, based on withholdings through September 30, 1998 and the Company's stock price at September 30, 1998.

  FAS 123

  FAS 123 requires disclosure of pro forma net earnings and net earnings per common share information computed as if the Company had accounted for its employee stock options granted subsequent to October 1, 1995 and the Company's ESPP under the fair value method set forth in FAS 123. The fair value of the Company's outstanding stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

                                                    YEARS ENDED SEPTEMBER 30
                                                    ------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
   Expected option life in years..................      4.0       4.0       4.0
   Risk-free interest rate........................     5.59%     6.14%     5.74%
   Volatility factor..............................     0.40      0.40      0.40

  The Company does not have a history of paying cash dividends and none have been assumed in estimating the fair value of its options or rights under the ESPP.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because, among other things, changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options or ESPP participation rights. For purposes of pro forma disclosures, the estimated fair value of the options and ESPP participation rights is amortized to expense over the options' vesting periods and the ESPP's semi-annual offering periods. In addition, because FAS 123 is applicable only to options granted subsequent to October 1, 1995, the pro forma information does not reflect the pro forma effect of all previous stock option grants of the Company. Therefore, the pro forma information is not necessarily indicative of future results until FAS 123 is applied to all outstanding stock options.

                                                    YEARS ENDED SEPTEMBER 30
                                                   ---------------------------
                                                    1998     1997       1996
                                                   ------- ---------  --------
   Pro forma net income (loss).................... $64,658 $(172,864) $227,556
   Pro forma net income (loss) per share:
     Basic........................................ $   .80 $   (2.17) $   3.38
     Diluted...................................... $   .76 $   (2.17) $   3.10
   Weighted average fair value of options granted
    during the year............................... $  9.24 $    6.00  $   3.29

15. POSTRETIREMENT BENEFITS

  The Company has a plan to provide retirement benefits under the provisions of Section 401(k) of the Code for full time employees and for part time employees who have completed a specified term of service. Pursuant to this plan, eligible participants may elect to contribute a percentage of their annual gross compensation and the Company will contribute additional amounts, as provided by the plan. Benefits under the plan are limited to the assets of the plan. Company contributions charged to expense during 1998, 1997 and 1996 were $3,908,000, $2,829,000 and $2,315,000, respectively. One-half of the
Company's contributions are invested in Common Stock. Effective October 1, 1996, the portion of the plan consisting of the Company's contributions was designated as an employee stock ownership plan. During 1998, 1997 and 1996, the investment of the Company's contributions included 102,407, 39,542 and 39,330 shares of Common Stock, respectively.

16. CHANGE-IN-CONTROL AND EMPLOYMENT ARRANGEMENTS

  As of September 30, 1998, the Company had change-in-control agreements with 21 of its current or former officers providing for payments based on the individual officer's respective cash compensation and/or benefits if there is a change in control (as defined) in the Company and termination of employment occurs. The change-in-control agreements further provide that the Company will make certain payments to each individual party thereto to compensate such individual for the economic effect of such individual's liability to pay excise taxes to the extent that payments received by such individual, pursuant to the change-in-control agreement, stock option agreements or otherwise, are considered as "contingent on a change in ownership or control" under
Section 280G of the Code (each, a "Tax Payment"). Based on certain assumptions, at September 30, 1998, the Company's maximum liability for cash compensation, benefits and Tax Payments under these agreements was estimated to be approximately $45,000,000. The Company's actual liability, if any, under these agreements will depend on a number of factors, including the level of salaries, bonuses and benefits being received by the then covered individuals prior to a change in control and the price at which any change-in-control transaction occurs.

  As of September 30, 1998, the Company had entered into severance agreements with 13 of its officers providing for payments based on the individual officer's respective cash compensation and continuation of benefits if the Company terminates the officer's employment. In addition, the Company has entered into an agreement with one executive officer that provides for an annual base salary plus agreed-upon bonuses and benefits and converts to a consulting agreement upon the occurrence of certain events. The Company has also entered into a consulting agreement with one of its directors that provides for termination payments, based on the director's consulting compensation, upon the occurrence of certain events. At September 30, 1998, the Company's maximum estimated liability for future salaries, fees, bonuses and benefits under these agreements was approximately $15,000,000.

17. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

  The Company's consolidated operating results for each quarter of 1998 and 1997 are summarized below (in thousands, except per share data). The Company's financial statement for periods prior to the Synon Merger represent the combined financial statements of the previously separate entities:

                                               THREE MONTHS ENDED
                                   --------------------------------------------
                                   DECEMBER 31 MARCH 31  JUNE 30   SEPTEMBER 30
                                   ----------- -------- ---------  ------------
Year ended September 30, 1998:
  Revenue
    Products......................  $ 65,917   $ 71,078 $  72,592    $ 81,668
    Product support...............    45,910     45,656    46,425      45,640
    Services......................    57,052     60,850    61,774      65,381
                                    --------   -------- ---------    --------
                                     168,879    177,584   180,791     192,689
  Cost of sales
    Products and product support..    18,072     16,991    17,007      19,159
    Services......................    51,108     53,513    54,708      57,108
                                    --------   -------- ---------    --------
                                      69,180     70,504    71,715      76,267
  Product development and
   enhancement....................    10,608      9,410     8,090       8,054
  Selling, general and
   administrative.................    69,004     67,993    66,407      61,046
  Reorganization costs............                                     45,162
  Income from continuing
   operations.....................    17,322     23,916    27,211       7,595
  Weighted average common shares
   outstanding....................    79,785     80,015    80,650      82,075
  Income per common share:
    Net income:
      Basic.......................  $    .22   $    .30 $     .34    $    .09
      Diluted.....................       .21        .28       .32         .09
Year ended September 30, 1997:
  Revenue
    Products......................  $ 44,603   $ 52,052 $  57,433    $ 80,152
    Product support...............    35,813     34,533    34,405      46,135
    Services......................    39,200     38,635    41,718      64,523
                                    --------   -------- ---------    --------
                                     119,616    125,220   133,556     190,810
  Cost of sales
    Products and product support..    18,935     21,252    20,054      19,208
    Services......................    33,018     32,852    36,435      54,982
                                    --------   -------- ---------    --------
                                      51,953     54,104    56,489      74,190
  Product development and
   enhancement....................     6,437      6,491     6,236      10,495
  Selling, general and
   administrative.................    50,301     51,178    53,281      76,425
  Reorganization costs............                        106,037
  Purchased research and
   development....................                        137,849
  Income (loss) from continuing
   operations.....................    14,363     15,283  (185,433)     23,890
  Weighted average common shares
   outstanding....................    79,477     79,530    79,666      79,699
  Income (loss) per common share:
    Net income (loss):
      Basic.......................  $    .18   $    .19 $   (2.33)   $    .30
      Diluted.....................       .18        .19     (2.33)        .29

  Information concerning the Company's operations by business segment for each quarter of 1998, 1997 and 1996 is set forth below (in thousands):

                                              THREE MONTHS ENDED
                                  ---------------------------------------------
                                  DECEMBER 31 MARCH 31   JUNE 30   SEPTEMBER 30
                                  ----------- --------  ---------  ------------
Year ended September 30, 1998:
 Revenue:
  Application Management.........  $ 92,525   $ 91,365  $  93,649    $ 88,474
  Systems Management.............    42,061     50,314     49,983      62,171
  Federal Systems................    33,665     35,905     37,159      42,044
  Corporate and other............       628
                                   --------   --------  ---------    --------
    Consolidated totals..........  $168,879   $177,584  $ 180,791    $192,689
                                   ========   ========  =========    ========
 Operating Profit (Loss):
  Application Management.........  $ 11,809   $ 16,591  $  20,418    $ 27,163
  Systems Management.............    13,838     18,680     19,524      25,295
  Federal Systems................     2,239      2,468      2,412       2,792
  Reorganization costs...........                                     (45,162)
  Corporate and other............    (7,799)    (8,062)    (7,775)     (7,928)
                                   --------   --------  ---------    --------
    Consolidated totals..........  $ 20,087   $ 29,677  $  34,579    $  2,160
                                   ========   ========  =========    ========
Year ended September 30, 1997:
 Revenue:
  Application Management.........  $ 44,427   $ 40,310  $  41,327    $ 97,102
  Systems Management.............    36,950     43,916     46,045      57,768
  Federal Systems................    27,858     27,954     30,919      35,059
  Corporate and other............    10,381     13,040     15,265         881
                                   --------   --------  ---------    --------
    Consolidated totals..........  $119,616   $125,220  $ 133,556    $190,810
                                   ========   ========  =========    ========
 Operating Profit (Loss):
  Application Management.........  $  4,408   $  3,120  $   3,522    $ 12,697
  Systems Management.............    12,889     17,099     18,530      22,111
  Federal Systems................     2,395      2,303      1,826       2,165
  Reorganization costs...........                        (106,037)
  Purchased research and
   development...................                        (137,849)
  Corporate and other............    (8,767)    (9,075)    (6,328)     (7,273)
                                   --------   --------  ---------    --------
    Consolidated totals..........  $ 10,925   $ 13,447  $(226,336)   $ 29,700
                                   ========   ========  =========    ========
Year ended September 30, 1996:
 Revenue:
  Application Management.........  $ 47,393   $ 45,244  $  46,838    $ 44,919
  Systems Management.............    35,210     40,969     42,558      52,067
  Federal Systems................    26,262     26,815     27,553      31,558
  Corporate and other............     8,054     10,585     12,191      15,545
                                   --------   --------  ---------    --------
    Consolidated totals..........  $116,919   $123,613  $ 129,140    $144,089
                                   ========   ========  =========    ========
 Operating Profit (Loss):
  Application Management.........  $  6,702   $  3,912  $   6,163    $  2,017
  Systems Management.............    11,625     15,535     16,389      22,309
  Federal Systems................     2,300      1,816      2,038       1,828
  Corporate and other............    (7,778)    (7,769)    (8,201)     (5,726)
                                   --------   --------  ---------    --------
    Consolidated totals..........  $ 12,849   $ 13,494  $  16,389    $ 20,428
                                   ========   ========  =========    ========

18. SUBSEQUENT EVENTS

  On October 26, 1998, Sterling Software acquired Cayenne Software, Inc. ("Cayenne"), a global supplier of analysis and design solutions for application and database development, in a cash transaction valued at approximately $11,400,000. The acquisition will be accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations of Cayenne will be included in the Company's results of operations from the date of the acquisition and will be reported under the application management business segment. The Company expects to incur non-recurring charges to operations in the first quarter of 1999, currently estimated to aggregate between $25,000,000 and $40,000,000, primarily related to the reorganization of the Company's operations and the write-off of purchased research and development costs in connection with the acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.
                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information concerning the directors of the Company will be set forth in the Proxy Statement to be provided to stockholders in connection with the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Proposal I--Election of Directors", which information is incorporated herein by reference. Information concerning compliance with
Section 16 of the Securities Exchange Act of 1934, as amended, by persons subject to such Section will be forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance", which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Part I of this report, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information concerning executive compensation will be set forth in the Proxy Statement under the headings "Management Compensation" and "Proposal I-- Election of Directors", which information is incorporated herein by reference. Information contained in the Proxy Statement under the caption "Management Compensation--Report of the Executive and Stock Option Committees on Executive Compensation" and "--Stock Performance Chart" is not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information concerning security ownership of certain beneficial owners and management will be set forth in the Proxy Statement under the heading "Security Ownership of Management and Certain Stockholders", which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information concerning certain relationships and related transactions will be set forth in the Proxy Statement under the headings "Management Compensation--Executive and Stock Option Committee Interlocks and Insider Participation" and "Certain Transactions", which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this Annual Report on Form 10-K.

  1. Consolidated Financial Statements:

    See Index to Consolidated Financial Statements at Item 8.

  2. Consolidated Financial Statement Schedule:

    Schedule II--Valuation and Qualifying Accounts for the Years Ended September 30, 1998, 1997 and 1996.

  3. Exhibits:

    2.1 Asset Purchase Agreement, dated April 18, 1997, by and between Texas
        Instruments Incorporated and the Company (1), (2)
    2.2 Amendment No. 1 to Asset Purchase Agreement, dated June 19, 1997, by and between Texas Instruments Incorporated, the Company and certain subsidiaries of the Company, and Amendment No. 2 to Asset Purchase
        Agreement, dated June 28, 1997, by and between Texas Instruments
        Incorporated, the Company and certain subsidiaries of the Company (3)
    2.3 Agreement and Plan of Merger, dated as of May 27, 1998, among the
        Company, Sterling Software (Connecticut), Inc. and Mystech Associates,
        Inc. (2), (4)
    2.4 Agreement and Plan of Merger, dated as of June 20, 1998, among the
        Company, Sterling Software (Southern), Inc. and Synon Corporation (2),
        (5)
    2.5 Agreement and Plan of Merger, dated as of August 27, 1998, among the
        Company, Sterling Software (Southern), Inc. and Cayenne Software, Inc.
        (2), (22)
    3.1 Certificate of Incorporation of the Company, as amended (6)
    3.2 Restated Bylaws of the Company (7)
    4.1 Form of Common Stock Certificate (8)
    4.2 Rights Agreement, dated December 18, 1996, by and between the Company and The First National Bank of Boston, as Rights Agent (9)
    4.3 First Amendment to Rights Agreement, dated as of March 12, 1998, by and between the Company and BankBoston, N.A., as Rights Agent (10)
   10.1 Supplemental Executive Retirement Plan II of Informatics General
        Corporation ("SERP II"), as amended by Amendment to SERP II (11), (12)
   10.2 Sterling Software, Inc. Amended and Restated Employee Stock Purchase
        Plan (effective as of March 20, 1998) (6), (12)
   10.3 Sterling Software, Inc. Deferred Compensation Plan (restated effective
        November 21, 1997) (12), (21)
   10.4 Sterling Software, Inc. Amended and Restated 1996 Stock Option Plan
        (12), (13)
   10.5 Form of Stock Option Agreement between the Company and each of Sam Wyly and Charles J. Wyly, Jr. (12), (14)
   10.6 Form of Stock Option Agreement between the Company and Sterling L.
        Williams (12), (14)
   10.7 Form of Stock Option Agreement between the Company and Geno P. Tolari
        (12), (14)
   10.8 Form of Stock Option Agreement between the Company and Jeannette P.
        Meier (12), (14)
   10.9 Form of Amendment to Stock Option Agreement, dated March 20, 1998, between the Company and each of its executive officers (6), (12)

   10.10 Fiscal 1998 Executive Compensation Plan for Group Presidents (12),
         (14)
   10.11 Fiscal 1999 Executive Compensation Plan for Group Presidents (12),
         (21)
   10.12 Employment Agreement, dated September 30, 1998, between the Company and Jeannette P. Meier (12), (21)
   10.13 Consulting Agreement, dated October 1, 1996, between the Company and
         Michael C. French (12), (15)
   10.14 CEO Agreement, dated February 12, 1996, between the Company and
         Sterling L. Williams (12), (16)
   10.15 Amendment to CEO Agreement, dated May 31, 1998, between the Company and Sterling L. Williams (12), (21)
   10.16 Form of Change-in-Control Severance Agreement, dated February 12,
         1996, between the Company and each of Sam Wyly, Charles J. Wyly, Jr.,
         Sterling L. Williams and Geno P. Tolari (12), (16)
   10.17 Form of Amendment to Change-in-Control Severance Agreement, dated June
         18, 1996, between the Company and each of Sam Wyly, Charles J. Wyly,
         Jr., Sterling L. Williams and Geno P. Tolari (12), (17)
   10.18 Form of Severance Agreement, dated February 12, 1996, between the
         Company and Geno P. Tolari (12), (16)
   10.19 Form of Amendment to Severance Agreement, dated August 15, 1997, between the Company and Geno P. Tolari (12), (14)
   10.20 Form of Indemnity Agreement between the Company and each of its directors and officers (11)
   10.21 Third Amended and Restated Revolving Credit Agreement, dated July 1,
         1997, by and among the Company, BankBoston, N.A. and Bank One, Texas,
         National Association and BankBoston, N.A. as agent for itself and Bank
         One, Texas, National Association (18)
   10.22 Tax Allocation Agreement, dated March 4, 1996, between the Company and
         Sterling Commerce, Inc. (19)
   10.23 Indemnification Agreement, dated March 4, 1996, between the Company and Sterling Commerce, Inc. (20)
   10.24 Agreement dated September 19, 1996 by Sterling Commerce, Inc. for the benefit of the Company (15)
   21.1  Subsidiaries of the Company (21)
   23.1  Consent of Ernst & Young LLP (21)
   27.1  Financial Data Schedule (21)

--------
 (1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference (SEC File No. 97605952).
 (2) In accordance with Item 601 of Regulation S-K, the schedules and exhibits relating to the agreement have been omitted. The Company will furnish supplementally to the Securities and Exchange Commission such schedules and exhibits upon request.
 (3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1997, as amended, and incorporated herein by reference (SEC File No. 97633732).
 (4) Previously filed as Appendix A to the Proxy Statement/Prospectus forming a part of the Company's Registration Statement No. 333-53747 and incorporated herein by reference (SEC File No. 98632583).
 (5) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 21, 1998 and incorporated herein by reference (SEC File No. 98652676).

 (6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference (SEC File No. 98602908).
 (7) Previously filed as an exhibit to the Company's Registration Statement No. on Form 8-A/A filed on May 27, 1998 and incorporated herein by reference (SEC File No. 98632257).
 (8) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 and incorporated herein by reference (SEC File No. S766400).
 (9) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 18, 1996 and incorporated herein by reference (SEC File No. 96682898).
(10) Previously filed as an exhibit to the Company's Registration Statement No. on Form 8-A/A filed April 3, 1998 and incorporated herein by reference (SEC File No. 98587026).
(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference (SEC File No. 93278187).
(12) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.
(13) Previously filed as an exhibit to the Company's Registration Statement No. 333-13303 and incorporated herein by reference (SEC File No. 96638532).
(14) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference (SEC File No. 97724719).
(15) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference (SEC File No. 96672084).
(16) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference (SEC File No. 96560921).
(17) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference (SEC File No. 96609257).
(18) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference (SEC File No. 97660034).
(19) Previously filed as an exhibit to Registration Statement No. 33-80595 filed by Sterling Commerce, Inc. and incorporated herein by reference (File/ID #001-14196, SEC File No. 96042701).
(20) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 filed by Sterling Commerce, Inc. and incorporated herein by reference (File ID #001-14196, SEC File
     No. 96560893).
(21) Filed herewith.
(22) Previously filed as an exhibit to the Current Report on Form 8-K dated August 27, 1998 filed by Cayenne Software, Inc. and incorporated herein by reference (File ID #000-19682, SEC File No. 98700698).

   (b) Reports on Form 8-K.

   None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STERLING SOFTWARE, INC.

Date: November 17, 1998                          /s/ Sterling L. Williams
                                          By __________________________________
                                              Sterling L. Williams President,
                                                Chief Executive Officer and
                                               Director (Principal Executive
                                                         Officer)

Date: November 17, 1998                              /s/ R. Logan Wray
                                          _____________________________________
                                                 R. Logan Wray Senior Vice
                                               President and Chief Financial
                                             Officer (Principal Financial and
                                                    Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: November 17, 1998                           /s/ Robert J. Donachie
                                          -------------------------------------
                                                    Robert J. Donachie
                                                         Director

Date: November 17, 1998                            /s/ Michael C. French
                                          -------------------------------------
                                                     Michael C. French
                                                         Director

Date: November 17, 1998                            /s/ Phillip A. Moore
                                          -------------------------------------
                                                     Phillip A. Moore
                                                         Director

Date: November 17, 1998                          /s/ Charles J. Wyly, Jr.
                                          -------------------------------------
                                                   Charles J. Wyly, Jr.
                                              Vice Chairman of the Board and
                                                         Director

Date: November 17, 1998                              /s/ Evan A. Wyly
                                          -------------------------------------
                                                       Evan A. Wyly
                                                         Director

Date: November 17, 1998                          /s/ Donald R. Miller, Jr.
                                          -------------------------------------
                                                   Donald R. Miller, Jr.
                                                         Director

Date: November 17, 1998                            /s/ Alan W. Steelman
                                          -------------------------------------
                                                     Alan W. Steelman
                                                         Director

Date: November 17, 1998                          /s/ Sterling L. Williams
                                          -------------------------------------
                                                   Sterling L. Williams
                                            President, Chief Executive Officer
                                                       and Director
                                               (Principal Executive Officer)

Date: November 17, 1998                                /s/ Sam Wyly
                                          -------------------------------------
                                                         Sam Wyly
                                            Chairman of the Board and Director

                                                                    SCHEDULE II

                            STERLING SOFTWARE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                            ADDITIONS
                                    --------------------------
                                                 CHARGED TO
                        BALANCE AT  CHARGED TO      OTHER                      BALANCE AT
                         BEGINNING  COSTS AND    ACCOUNTS--     DEDUCTIONS--     END OF
                         OF PERIOD   EXPENSES     DESCRIBE        DESCRIBE       PERIOD
                        ----------- ---------- --------------- --------------- -----------
Allowance for doubtful
 accounts at September
 30, 1996.............. $ 8,640,000 $6,879,000 $(1,998,000)(1) $(5,575,000)(2) $ 7,946,000
                        =========== ========== =============== =============== ===========
Allowance for doubtful
 accounts at September
 30, 1997.............. $ 7,946,000 $5,191,000 $  4,436,000(3) $(3,387,000)(2) $14,186,000
                        =========== ========== =============== =============== ===========
Allowance for doubtful
 accounts at September
 30, 1998.............. $14,186,000 $5,157,000 $  2,048,000(1) $(4,268,000)(2) $17,123,000
                        =========== ========== =============== =============== ===========

--------
(1) Offsets to deferred revenue.
(2) Accounts written off.
(3) Offsets to deferred revenue and allowances for doubtful accounts acquired in the acquisition of the Software Division of Texas Instruments Incorporated.

                                                                     1490-10K-98

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  2.1    Asset Purchase Agreement, dated April 18, 1997, by and between Texas
         Instruments Incorporated and the Company (1), (2)
  2.2    Amendment No. 1 to Asset Purchase Agreement, dated June 19, 1997, by and between Texas Instruments Incorporated, the Company and certain subsidiaries of the Company, and Amendment No. 2 to Asset Purchase
         Agreement, dated June 28, 1997, by and between Texas Instruments
         Incorporated, the Company and certain subsidiaries of the Company (3)
  2.3    Agreement and Plan of Merger, dated as of May 27, 1998, among the
         Company, Sterling Software (Connecticut), Inc. and Mystech Associates,
         Inc. (2), (4)
  2.4    Agreement and Plan of Merger, dated as of June 20, 1998, among the
         Company, Sterling Software (Southern), Inc. and Synon Corporation (2),
         (5)
  2.5    Agreement and Plan of Merger, dated as of August 27, 1998, among the
         Company, Sterling Software (Southern), Inc. and Cayenne Software, Inc.
         (2), (22)
  3.1    Certificate of Incorporation of the Company, as amended (6)
  3.2    Restated Bylaws of the Company (7)
  4.1    Form of Common Stock Certificate (8)
  4.2    Rights Agreement, dated December 18, 1996, by and between the Company and The First National Bank of Boston, as Rights Agent (9)
  4.3    First Amendment to Rights Agreement, dated as of March 12, 1998, by and between the Company and BankBoston, N.A., as Rights Agent (10)
 10.1    Supplemental Executive Retirement Plan II of Informatics General
         Corporation ("SERP II"), as amended by Amendment to SERP II (11), (12)
 10.2    Sterling Software, Inc. Amended and Restated Employee Stock Purchase
         Plan (effective as of March 20, 1998) (6), (12)
 10.3    Sterling Software, Inc. Deferred Compensation Plan (restated effective
         November 21, 1997) (12), (21)
 10.4    Sterling Software, Inc. Amended and Restated 1996 Stock Option Plan
         (12), (13)
 10.5    Form of Stock Option Agreement between the Company and each of Sam
         Wyly and Charles J. Wyly, Jr. (12), (14)
 10.6    Form of Stock Option Agreement between the Company and Sterling L.
         Williams (12), (14)
 10.7    Form of Stock Option Agreement between the Company and Geno P. Tolari
         (12), (14)
 10.8    Form of Stock Option Agreement between the Company and Jeannette P.
         Meier (12), (14)
 10.9    Form of Amendment to Stock Option Agreement, dated March 20, 1998, between the Company and each of its executive officers (6), (12)
 10.10   Fiscal 1998 Executive Compensation Plan for Group Presidents (12),
         (14)
 10.11   Fiscal 1999 Executive Compensation Plan for Group Presidents (12),
         (21)
 10.12   Employment Agreement, dated September 30, 1998, between the Company and Jeannette P. Meier (12), (21)
 10.13   Consulting Agreement, dated October 1, 1996, between the Company and
         Michael C. French (12), (15)
 10.14   CEO Agreement, dated February 12, 1996, between the Company and
         Sterling L. Williams (12), (16)
 10.15   Amendment to CEO Agreement, dated May 31, 1998, between the Company and Sterling L. Williams (12), (21)

10.16  Form of Change-in-Control Severance Agreement, dated February 12, 1996, between the Company and each of Sam Wyly, Charles J. Wyly, Jr., Sterling L. Williams and Geno P. Tolari (12), (16)
10.17  Form of Amendment to Change-in-Control Severance Agreement, dated June 18, 1996, between the Company and each of Sam Wyly, Charles J. Wyly, Jr., Sterling L. Williams and Geno P. Tolari (12), (17)
10.18  Form of Severance Agreement, dated February 12, 1996, between the Company and Geno P. Tolari (12),
       (16)
10.19  Form of Amendment to Severance Agreement, dated August 15, 1997, between the Company and Geno P.
       Tolari (12), (14)
10.20  Form of Indemnity Agreement between the Company and each of its directors and officers (11)
10.21  Third Amended and Restated Revolving Credit Agreement, dated July 1, 1997, by and among the Company,
       BankBoston, N.A. and Bank One, Texas, National Association and BankBoston, N.A. as agent for itself and Bank One, Texas, National Association (18)
10.22  Tax Allocation Agreement, dated March 4, 1996, between the Company and Sterling Commerce, Inc. (19)
10.23  Indemnification Agreement, dated March 4, 1996, between the Company and Sterling Commerce, Inc. (20)
10.24  Agreement dated September 19, 1996 by Sterling Commerce, Inc. for the benefit of the Company (15)
21.1   Subsidiaries of the Company (21)
23.1   Consent of Ernst & Young LLP (21)
27.1   Financial Data Schedule (21)

--------
 (1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference (SEC File No. 97605952).
 (2) In accordance with Item 601 of Regulation S-K, the schedules and exhibits relating to the agreement have been omitted. The Company will furnish supplementally to the Securities and Exchange Commission such schedules and exhibits upon request.
 (3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1997, as amended, and incorporated herein by reference (SEC File No. 97633732).
 (4) Previously filed as Appendix A to the Proxy Statement/Prospectus forming a part of the Company's Registration Statement No. 333-53747 and incorporated herein by reference (SEC File No. 98632583).
 (5) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 21, 1998 and incorporated herein by reference (SEC File No. 98652676).
 (6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference (SEC File No. 98602908).
 (7) Previously filed as an exhibit to the Company's Registration Statement No. on Form 8-A/A filed on May 27, 1998 and incorporated herein by reference (SEC File No. 98632257).
 (8) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 and incorporated herein by reference (SEC File No. S766400).
 (9) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 18, 1996 and incorporated herein by reference (SEC File No. 96682898).
(10) Previously filed as an exhibit to the Company's Registration Statement No. on Form 8-A/A filed April 3, 1998 and incorporated herein by reference (SEC File No. 98587026).
(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference (SEC File No. 93278187).

(12) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.
(13) Previously filed as an exhibit to the Company's Registration Statement No. 333-13303 and incorporated herein by reference (SEC File No. 96638532).
(14) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference (SEC File No. 97724719).
(15) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference (SEC File No. 96672084).
(16) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference (SEC File No. 96560921).
(17) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference (SEC File No. 96609257).
(18) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference (SEC File No. 97660034).
(19) Previously filed as an exhibit to Registration Statement No. 33-80595 filed by Sterling Commerce, Inc. and incorporated herein by reference (File/ID #001-14196, SEC File No. 96042701).
(20) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 filed by Sterling Commerce, Inc. and incorporated herein by reference (File ID #001-14196, SEC File
     No. 96560893).
(21) Filed herewith.
(22) Previously filed as an exhibit to the Current Report on Form 8-K dated August 27, 1998 filed by Cayenne Software, Inc. and incorporated herein by reference (File ID #000-19682, SEC File No. 98700698).