Form 10-K405/A
period 1998-09-30
STERLING SOFTWARE INC
filed 1999-01-27
CIK 716714

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended September 30, 1998
                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

                          Commission File No. 1-8465

                            STERLING SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                                 75-1873956
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                        300 Crescent Court, Suite 1200
                             Dallas, Texas  75201
         (Address of principal executive offices, including zip code)
      Registrant's telephone number, including area code:  (214) 981-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        Name of Each Exchange
              Title of Each Class                        on Which Registered
              -------------------                        -------------------
         Common Stock, $0.10 Par Value                 New York Stock Exchange

Rights to Purchase Series A Junior Participating       New York Stock Exchange
       Preferred Stock, $0.10 Par Value

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

     As of December 31, 1998, 83,034,067 shares of the Registrant's Common Stock were outstanding.

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $2,177,475,677, based on the $27 1/16 closing sales price of the Registrant's Common Stock on the New York Stock Exchange on December 31, 1998.

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                      AMENDMENT TO APPLICATION OR REPORT
               FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                            STERLING SOFTWARE, INC.

                                  FORM 10-K/A
                                AMENDMENT NO. 1


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended September 30, 1998 as set forth in the pages attached hereto:

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Item 13.  Certain Relationships and Related Transactions.

                                   PART III

Item 10.       Directors and Executive Officers of the Registrant

     The name, age and position of each executive officer of Sterling Software, Inc. (the "Company") is set forth under the heading "Executive Officers" in Part I of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

Board of Directors

     The Company's Certificate of Incorporation provides for a board of directors (the "Board") divided into three classes, as nearly equal in number as possible, with the term of office of one class expiring each year at the Company's Annual Meeting of Stockholders. Each class of directors is elected for a term of three years except in the case of elections to fill vacancies or newly created directorships.

     The current Class C directors of the Company, whose terms will expire at the Annual Meeting of Stockholders in 1999, are as follows:

     Sam Wyly, age 64. Mr. Wyly has served as Chairman of the Board since co-founding the Company in 1981. He also serves as Chairman of the Executive and 1996 Stock Option Committees of the Board. Companies founded by Mr. Wyly were among the forerunners of the computer software and electronic commerce industries and the internet. In 1963, he founded University Computing Company, which became one of the largest computer service and software companies. His data transmission company, Datran, Inc., was one of the pioneering telecommunications ventures that broke up the telephone monopoly. Sterling Commerce, Inc. (a provider of electronic commerce software and network services), a leader in this industry, was spun off to the Company's stockholders in 1996 and now has a market value in excess of $3 billion. Mr. Wyly currently serves as Chairman of the Executive Committee of the Board of Directors of Sterling Commerce, Inc., Chairman of Michaels Stores, Inc., a specialty retailer, Chairman of Scottish Annuity & Life Holdings, Ltd., a variable life insurance and reinsurance company, and founding partner of the General Partner of Maverick Capital, Ltd., an investment fund management company. Mr. Wyly is the father of Evan Wyly, also a director of the Company.

     Sterling L. Williams, age 55. Mr. Williams co-founded the Company in 1981 and since such time has served as President, Chief Executive Officer and a director of the Company. Mr. Williams has served as Chairman of the Board and a director of Sterling Commerce, Inc. since December 1995. From December 1995 to October 1996, Mr. Williams also served as Chief Executive Officer of Sterling Commerce, Inc. Mr. Williams is a member of the Executive Committee and the 1996 Stock Option Committee of the Board.

     Donald R. Miller, Jr., age 44. Mr. Miller has served as a director of the Company since September 1993. He has served as Vice President-Market Development of Michaels Stores, Inc. since November 1990 and also currently serves as a director of Michaels Stores, Inc. Mr. Miller is the son-in-law of Charles J. Wyly, Jr., Vice Chairman of the Company.

     The current Class A directors of the Company, whose terms will expire at the Company's Annual Meeting of Stockholders in 2000, are as follows:

     Robert J. Donachie, age 70. Mr. Donachie has served as a director of the Company since May 1983. He has been principally employed as a private business consultant since March 1981. Mr. Donachie formerly served as President of the Institute of Management Accountants, a worldwide professional organization devoted to the development of accounting and control practices and promotion of ethical standards, and he remains a lifetime member of its Board of Directors. Mr. Donachie is Chairman of the Audit Committee and a member of the 1996 Special Stock Option Committee of the Board.

     Alan W. Steelman, age 56. Mr. Steelman has served as a director of the Company since February 1997. He is a Senior Principal with Monitor Company, a leading international management consulting firm. Headquartered in

Cambridge, Massachusetts, Monitor Company has operations on six continents and employs over 800 professionals. Mr. Steelman also currently serves as a director of Aristocrat Leisure Ltd., a software and machine manufacturing firm based in Sydney, Australia, on the Advisory Board of Richmont-Parly Investment Company, a Dallas- and Hong Kong-based private investment trust devoted to investments in listed Asian companies, and on the Advisory Board of Asia Information Services, a Beijing-based information technology company. Prior to joining Monitor Company in 1993, Mr. Steelman was Chief Operating Officer of Alexander Proudfoot Company, a consulting company listed on The London Stock Exchange. During his 15 years at Alexander Proudfoot, Mr. Steelman held several assignments, including Group President of the Asia-Pacific region and Executive Vice President of worldwide sales and marketing. Prior to joining Alexander Proudfoot, Mr. Steelman served in the U.S. Congress, representing Texas' 5th Congressional District, and also held several appointed positions in government. Mr. Steelman is a member of the Audit Committee and the 1996 Special Stock Option Committee of the Board.

     Evan A. Wyly, age 37. Mr. Wyly has served as a director of the Company since July 1992. He has been a Managing Partner of Maverick Capital, Ltd. since 1991. In 1988, Mr. Wyly founded Premier Partners Incorporated, a private investment firm, and served as its President prior to joining Maverick Capital, Ltd. Mr. Wyly also currently serves as a director of Sterling Commerce, Inc. and as a director of Michaels Stores, Inc.

     The current Class B directors of the Company, whose terms will expire at the Company's Annual Meeting of Stockholders in 2001, are as follows:

     Charles J. Wyly, Jr., age 65. Mr. Wyly co-founded the Company in 1981 and since such time has served as a director of the Company, and as Vice Chairman since 1984. He served as an officer and director of University Computing Company, a computer software and services company, from 1964 to 1975, including President from 1969 to 1973. Mr. Wyly and his brother, Sam Wyly, founded Earth Resources Company, an oil refining and silver mining company, and Charles J. Wyly, Jr. served as its Chairman of the Board from 1968 to 1980. Mr. Wyly served as Vice Chairman of the Bonanza Steakhouse chain from 1967 to 1989. Mr. Wyly currently serves as Vice Chairman of Michaels Stores, Inc., as a director of Scottish Annuity & Life Holdings, Ltd. and as a director of Sterling Commerce, Inc. Mr. Wyly is a member of the Executive Committee and the 1996 Stock Option Committee of the Board.

     Phillip A. Moore, age 56. Mr. Moore co-founded the Company in 1981 and since such time has served as a director of the Company. He served as Executive Vice President of the Company until September 1997, serving also as Chief Technology Officer from October 1995 to April 1996. In connection with his retirement as an executive officer of the Company in September 1997, the Company agreed to nominate Mr. Moore and he agreed to stand for re-election to the Board at the 1998 Annual Meeting of Stockholders.

     Michael C. French, age 55. Mr. French has served as a director of the Company since July 1992. He currently serves as Chief Executive Officer, President and a director of Scottish Annuity & Life Holdings, Ltd. Mr. French is also a Partner of Maverick Capital, Ltd., an investment fund management company, and a consultant to the international law firm of Jones, Day, Reavis & Pogue. He was a partner with the law firm of Jackson & Walker, L.L.P. from 1976 through 1995. Mr. French is also a director of Michaels Stores, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding Common Stock, $.10 par value (the "Common Stock"), to file initial reports of ownership and reports of changes in ownership of Common Stock with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange (the "NYSE"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely on its review of such reports received by the Company with respect to fiscal 1998 and written representations from such reporting persons, the Company believes that all reports required to be filed under Section 16(a) have been filed by such persons.

Item 11.       Executive Compensation.

Summary Compensation Table

     The following table sets forth certain information regarding compensation paid or accrued for services rendered during each of the Company's last three fiscal years to the Company's Chief Executive Officer and each of the other four most highly compensated executive officers of the Company and its subsidiaries (collectively, the "Named Executive Officers") based on salary and bonus earned during fiscal 1998.


                                                                                           Long Term
                                                                                         Compensation
                                                       Annual Compensation                  Awards
                                           -------------------------------------------  ---------------
                                                                                          Securities
           Name and                                                     Other Annual      Underlying        All Other
         Principal Position      Year (1)   Salary (2)     Bonus (2)  Compensation(3)     Options(4)       Compensation
-------------------------------  --------  --------------  ---------  ----------------  ---------------  ----------------
Sterling L. Williams...........     1998    $  650,000     $250,000       $ 22,539(5)              0         $ 47,550(6)
   President, Chief Executive       1997       650,000      250,000         35,868(5)      3,600,000           42,252
   Officer and Director             1996       900,000      500,000         48,499(5)      4,500,000           41,297

Sam Wyly.......................     1998     1,000,000(7)   500,000         38,248(5)              0          156,881(8)
   Chairman of the                  1997     1,000,000(7)   500,000         53,363(5)      3,600,000          182,691
   Board and Director               1996       971,000(7)   500,000        100,115(5)      3,000,000          110,177

Charles J. Wyly, Jr............     1998       500,000(9)   250,000         44,197(5)              0           41,640(10)
   Vice Chairman of the             1997       500,000(9)   250,000         29,249(5)      1,800,000           49,669
   Board and Director               1996       496,000(9)   250,000         69,730(5)      1,600,000           59,292

Geno P. Tolari.................     1998       485,000      240,000         25,043(5)              0           20,805(12)
   Executive Vice President and     1997       435,000      215,000          3,302(5)      1,200,000            9,121
   Chief Operating Officer          1996       386,000      149,338        137,050(11)             0           12,748

B. Carole Morton...............     1998       245,000      296,138              0                 0            7,392(14)
   Senior Vice President and        1997       245,000      151,901              0           250,000            5,457
    Group President                 1996       220,000      199,200         56,200(13)             0            4,500

--------------------
(1) In accordance with SEC regulations, amounts for fiscal 1996 include compensation paid to certain of the Named Executive Officers by both the Company and Sterling Commerce, Inc., a former wholly owned subsidiary of the Company. Sterling Commerce, Inc. completed an initial public offering of 18.4% of its shares in March 1996, and in September 1996 the Company completed the tax-free spin-off of its remaining 81.6% ownership of Sterling Commerce, Inc.
(2) Reflects salary and bonus earned during the fiscal year. In some instances, the payment of all or a portion of salary or bonus was deferred to a subsequent year.
(3) Excludes perquisites and other personal benefits if the aggregate amount of such compensation is less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for such Named Executive Officer.
(4) For fiscal 1998 and 1997, reflects options to purchase Common Stock. For fiscal 1996, reflects options to purchase both Common Stock and common stock of Sterling Commerce, Inc. (''Commerce Stock'') as follows: Sterling
     L. Williams, 1,500,000 shares of Common Stock and 3,000,000 shares of Commerce Stock; Sam Wyly, 3,000,000 shares of Commerce Stock; and Charles
     J. Wyly, Jr., 1,600,000 shares of Commerce Stock. Options to purchase Common Stock have been adjusted to reflect the two-for-one stock split dividend paid on April 3, 1998, consisting of one share of Common Stock for each share of Common Stock held (the "Split"). Neither the Company nor Sterling Commerce, Inc. has granted stock appreciation rights.
(5)  Consists of reimbursements for the payment of taxes.
(6) Consists of $5,100 in Company contributions to the Savings Plan and $42,450 in respect of premiums on life insurance policies for Mr. Williams' benefit.
(7) Includes director's fees of $500,000, $500,000 and $475,000 paid to Sam Wyly in fiscal 1998, 1997 and 1996, respectively, for his services as Chairman of the Board of the Company, and $21,000 paid to Sam Wyly in fiscal 1996 for his services as a director of Sterling Commerce, Inc.

                                         (footnotes continued on following page)

(8) Consists of $5,100 in Company contributions to the Savings Plan, $20,358 in respect of premiums on a life insurance policy for Mr. Wyly's benefit and $131,423 representing compensation deemed received by Mr. Wyly as a result of insurance policy premiums paid by the Company pursuant to a split dollar insurance agreement (which dollar amount was determined based on an actuarial computation in accordance with SEC regulations).
(9)  Includes director's fees of $250,000, $250,000 and $237,500 paid to Charles
     J. Wyly, Jr. in fiscal 1998, 1997 and 1996, respectively, for his services as Vice Chairman of the Board of the Company and $21,000 paid to Charles J. Wyly, Jr. in fiscal 1996 for his services as a director of Sterling Commerce, Inc.
(10) Consists of $5,100 in Company contributions to the Savings Plan and $36,540 in respect of premiums on a life insurance policy for Mr. Wyly's benefit.
(11) Includes a $64,732 reimbursement for the payment of taxes and $41,417 in the form of incentive travel.
(12) Consists of $7,924 in Company contributions to the Savings Plan and $12,881 in respect of premiums on a life insurance policy for Mr. Tolari's benefit.
(13) Includes a $24,333 reimbursement for relocation expenses and $22,920 in the form of incentive travel.
(14) Consists of $4,800 in Company contributions to the Savings Plan and $2,592 in respect of premiums on a life insurance policy for Ms. Morton's benefit.


Option Grants in Fiscal 1998

     No options to purchase Common Stock were granted to the Named Executive Officers during fiscal 1998. The Company has not granted stock appreciation rights.

Option Exercises in Fiscal 1998 and Fiscal Year-End Option Values

     The following table provides information related to options to purchase Common Stock exercised by the Named Executive Officers during fiscal 1998 and the number and value of such options held at September 30, 1998, the last day of fiscal 1998. The Company does not have any outstanding stock appreciation rights.

                               Shares                              Number of Securities            Value of Unexercised
                              Acquired                            Underlying Unexercised               In-the-Money
                                 On              Value                  Options at                      Options at
                              Exercise         Realized             September 30, 1998             September 30, 1998(1)
                              --------         --------             ------------------             ---------------------
           Name
           ----                                                 Exercisable    Unexercisable   Exercisable    Unexercisable
                                                                -----------    -------------   -----------    -------------
Sterling L. Williams                    0         $        0        3,600,000              0    $49,250,000       $         0
Sam Wyly                                0                  0        3,600,000              0     49,250,000                 0
Charles J. Wyly, Jr.                    0                  0        1,800,000              0     24,625,000                 0
Geno P. Tolari                    275,000          3,687,644           25,000        900,000        353,125        12,300,000
B. Carole Morton                        0                  0           62,500        187,500        857,813         2,573,438

--------------------
(1) The closing price of the Common Stock as reported by the NYSE on September 30, 1998 was $27.75. In accordance with SEC regulations, value is calculated based on the difference between the option exercise price and $27.75, multiplied by the number of shares of Common Stock underlying the options.

Director Compensation

     Each of Messrs. Donachie, French, Miller, Moore and Steelman received an annual directors' fee of $30,000 for his service as a director of the Company plus $2,500 for each meeting of the Board and each meeting of any committee of the Board that he attended during fiscal 1998. For fiscal 1999, each of these directors will receive an annual directors' fee of $36,000 plus $2,500 for each meeting of the Board and each meeting of any committee of the Board that he attends. During fiscal 1998, Sam Wyly and Charles J. Wyly, Jr. received annual directors' fees of $500,000 and $250,000 in their capacities as Chairman and Vice Chairman of the Board, respectively. For fiscal 1999, the annual retainers to be received by Messrs. Sam Wyly and Charles J. Wyly, Jr. will remain at the same level as for fiscal 1998. Messrs. Williams and Evan Wyly did not receive directors' fees for their services as directors in fiscal 1998.

     See Item 13. "Certain Relationships and Related Transactions" for a discussion of certain agreements between the Company and certain directors of the Company.

Change-in-Control, Severance and Employment Agreements

     The Company has entered into an agreement (a "Change-in-Control Agreement") with each of the Named Executive Officers and certain of its other officers. Each Change-in-Control Agreement provides for certain payments and benefits upon the termination of the employment of such person with the Company following a Change in Control (as defined in such agreement). Each Change-in-Control Agreement covers termination within a specified number of years after the date of a Change in Control and requires the Company to pay to such officer, if prior to the expiration of such period his or her employment is terminated with or without cause by the Company (other than upon such officer's death) or by such officer upon the occurrence of certain constructive termination events, a lump-sum amount equal to a multiple of such officer's annual cash compensation and to continue certain benefits for a specified number of months. In addition, if any payments (including payments under the Change-in-Control Agreement, any stock option agreement or otherwise) to such officer are determined to be "excess parachute payments" under the Internal Revenue Code of 1986, as amended (the "Code"), such officer would be entitled to receive an additional payment (net of income taxes) to compensate such officer for any excise tax imposed by the Code on such payments. The specified number of years, the multiple and the specified number of months referred to above are five, 500% and 60, in the case of Mr. Williams; seven, 700% and 84, in the case of each of Messrs. Sam Wyly and Charles J. Wyly, Jr.; four, 400% and 48, in the case of Mr. Tolari, and two, 200% and 24 in the case of Ms. Morton.

     The Company has also entered into an agreement (the "CEO Agreement") with Sterling L. Williams, providing for a minimum base salary (subject to mutually agreeable annual increases) and certain benefits plus such bonuses and other benefits which the Company and Mr. Williams may agree upon. Mr. Williams' base salary for fiscal 1998 was $650,000. Under the terms of the CEO Agreement, upon the termination of Mr. Williams' employment by (i) the Company (with or without cause) or (ii) Mr. Williams as a result of a reduction in his compensation or of the nature or scope of his authority or duties, the CEO Agreement will convert into a five-year consulting agreement. In such event, Mr. Williams would be entitled to continue receiving compensation and certain benefits at the levels specified in the CEO Agreement. Prior to the expiration of its five-year term, the consulting agreement may be terminated by Mr. Williams at any time and by the Company at Mr. Williams' death. In the event of termination of Mr. Williams' employment following a Change in Control, at Mr. Williams' option, the terms of his Change-in-Control Agreement may govern such termination in lieu of the conversion of the CEO Agreement into a consulting agreement. In the event of a Change in Control following conversion of the CEO Agreement into a consulting agreement, Mr. Williams would have the option of terminating the consulting agreement and would be entitled to receive a lump-sum amount equal to all compensation due through the unexpired portion of the five-year consulting agreement.

     The Company has entered into an agreement (a "Severance Agreement") with Mr. Tolari, Ms. Morton and certain of its other officers (other than Messrs. Sterling L. Williams, Sam Wyly and Charles J. Wyly, Jr.), providing for the continued compensation of such officer in the event that the Company terminates his or her employment, with or without cause. Each Severance Agreement expires a specified number of years after the date on which notice of termination is given to him or her by the Company and requires the Company to continue to pay such officer, following his or her termination from employment by the Company, for a specified number of months, the salary, bonus and certain benefits in effect prior to the termination of his or her employment. The specified number of years and months referred to above are four and 48 for Mr. Tolari and two and 24 for Ms. Morton. In the event of a termination of employment following a Change in Control, at the officer's option, the terms of his or her Change-in-Control Agreement may govern such termination in lieu of the terms of his or her Severance Agreement.

     In addition to the above-described agreements, the Company has agreed to reimburse each of the Named Executive Officers for certain legal, financial and other professional services.

SERP II

     In connection with its acquisition of Informatics General Corporation ("Informatics") in 1985, the Company retained the Informatics Supplemental Executive Retirement Plan II ("SERP II"). As of January 15, 1999, Geno P.
Tolari had accrued approximately 28 years of service under SERP II. None of the other Named Executive Officers participates in SERP II. The annual benefit payable upon retirement at age 65 or above under SERP II is equal to the lesser of the following amounts: (i) 2% of the participant's "final average pay," which is equal to the highest average of the participant's base salary plus the participant's bonuses (up to a maximum bonus amount not to exceed 50% of the participant's base salary) over three consecutive years of service, multiplied by the participant's years of service and (ii) 50% of the participant's final average pay less the annuity equivalent of the participant's account balance under the Sterling Software, Inc. Subsidiary Retirement Plan (a former Informatics plan) as of June 30, 1987 (plus interest) and the annuity equivalent of the assumed Company matching contribution under the Savings Plan thereafter, plus interest (collectively, the "annuity offset"). Benefits paid under SERP II are adjusted in the event of disability or retirement prior to age 65. Benefits are also adjusted annually, upward or downward, to the extent that the increase or decrease, if any, in the Consumer Price Index for the preceding calendar year compared to the Consumer Price Index for the next preceding calendar year exceeds 5%. Amounts paid under SERP II are taxable as income. SERP II is not funded and benefits are paid as they become due. Benefits under SERP II are paid in the form of a joint and 50% survivor annuity.

     The following table shows the estimated annual benefits payable upon the retirement at age 65 to the participants in SERP II for the indicated level of three-year average annual compensation and various periods of service. The amounts shown in the table may be subject to the annuity offset, the amount of which depends on the pay history of the participant and the return on amounts held in the Savings Plan.

                                       Years of Service
                 ------------------------------------------------------------

Remuneration        15           20           25           30           35
------------        --           --           --           --           --
  $600,000       $180,000     $240,000     $300,000     $300,000     $300,000
   700,000        210,000      280,000      350,000      350,000      350,000
   800,000        240,000      320,000      400,000      400,000      400,000
   900,000        270,000      360,000      450,000      450,000      450,000

Executive and Stock Option Committee Interlocks and Insider Participation

     During fiscal 1998, the members of the Executive Committee were primarily responsible for determining executive compensation, and the members of the Special Option Committee made decisions related to stock option grants to executive officers. The following directors, who also are members of the Executive Committee, 1996 Stock Option Committee and/or 1996 Special Stock Option Committee, participated in meetings with respect to executive officer compensation matters: Sam Wyly, Charles J. Wyly, Jr., Sterling L. Williams, Robert J. Donachie and Donald R. Miller, Jr. (who served as a member of the 1996 Special Stock Option Committee until September 1998). Each of Sam Wyly, Charles
J. Wyly, Jr. and Sterling L. Williams is an executive officer of the Company.

     Sam Wyly and Charles J. Wyly, Jr. are executive officers of both the Company and Michaels Stores, Inc., members of the executive committees, the stock option committees and the boards of directors of the Company, Sterling Commerce, Inc. and Michaels Stores, Inc. and members of the board of directors of Scottish Annuity & Life Holdings, Ltd. Sam Wyly and Charles J. Wyly, Jr. are also members of the compensation committee of the Michaels Stores, Inc. board of directors. Sterling L. Williams is an executive officer of the Company and a member of the executive and stock option committees of both the Company and Sterling Commerce, Inc. Accordingly, Sam Wyly and Charles J. Wyly, Jr. have participated in decisions related to compensation of executive officers of each of the Company, Sterling Commerce, Inc. and Michaels Stores, Inc. and Sterling Williams has participated in decisions related to compensation of executive officers of each of the Company and Sterling Commerce, Inc. Donald R. Miller, Jr., a director who served as a member of the 1996 Special Stock Option Committee of the Company until September 1998, is also an officer and a director of Michaels Stores, Inc. Evan A. Wyly, a director of the Company who also served as an officer of the Company until November 1998, is also a director of Michaels Stores, Inc. and Sterling Commerce, Inc. See Item 13. "Certain Relationships and Related Transactions."

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the beneficial ownership of Common Stock by each director of the Company, each of the Named Executive Officers, the directors and executive officers of the Company as a group and each person or entity known by the Company to own 5% or more of the outstanding shares of Common Stock. The persons and entities named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, except as otherwise noted.

                                                      Shares of
                                                     Common Stock
                                                Owned Beneficially (1)
                                            -----------------------------
                                                               Percent of
      Name                                      Number           Class
      ----                                    ----------       ----------

      Sam Wyly..............................   4,403,306   (2)    5.1%
      Sterling L. Williams..................   3,608,411   (3)    4.2%
      Charles J. Wyly, Jr...................   3,201,928   (4)    3.8%
      Robert J. Donachie....................      75,700   (5)      *
      Michael C. French.....................      56,600   (6)      *
      Donald R. Miller, Jr..................      55,000   (7)      *
      Phillip A. Moore......................     208,071   (8)      *
      B. Carole Morton......................     181,602   (9)      *
      Alan W. Steelman......................      25,077  (10)      *
      Evan A. Wyly..........................     259,198  (11)      *
      Geno P. Tolari........................     311,015  (12)      *
      All current directors and executive
       officers as a group (17 persons).....  12,628,622  (13)   13.6%
      Alpha Assurances Vie Mutuelle and
       related entities, AXA-UAP and
       The Equitable Companies
       Incorporated.........................   7,919,250  (14)    9.6%
      Trimark Financial Corporation.........   7,636,400  (15)    9.3%
      Wellington Management Company, LLP....   6,578,526  (16)    7.8%

--------------------
     * Less than 1%.
(1) The number of shares shown includes outstanding shares owned by the person or entity indicated on December 31, 1998 and shares underlying options owned by such person on December 31, 1998 that were exercisable within 60 days of such date. Persons holding shares of Common Stock pursuant to the Savings Plan generally have sole voting power, but not investment power, with respect to such shares.
(2) Includes 3,600,000 shares of Common Stock that may be acquired upon exercise of options granted under the Option Plan, options to purchase 150,000 of which are currently held of record by the marital trust of Sam Wyly's spouse. Also includes 521,458 shares of Common Stock owned by family trusts of which Sam Wyly is trustee and 277,224 shares of Common Stock held of record by a limited partnership of which Sam Wyly is a general partner. Also includes 4,624 shares of Common Stock held pursuant to the Savings Plan.
(3) Includes 3,600,000 shares of Common Stock that may be acquired upon exercise of options granted under the Option Plan and 411 shares of Common Stock held pursuant to the Savings Plan.
(4) Includes 1,800,000 shares of Common Stock that may be acquired upon exercise of options granted under the Option Plan. Also includes 883,398 shares of Common Stock owned by family trusts of which Charles J. Wyly, Jr. is trustee and 513,148 shares of Common Stock held of record by a limited partnership of which Charles J. Wyly, Jr. is a general partner. Also includes 5,382 shares of Common Stock held pursuant to the Savings Plan.
(5) Includes 50,000 shares of Common Stock that may be acquired upon exercise of options granted under the Option Plan and 4,500 shares held in a retirement account directed by Mr. Donachie.
(6) Consists of 55,000 shares of Common Stock that may be acquired upon exercise of options granted under the Option Plan and 1,600 shares held in a retirement account directed by Mr. French.
(7) Consists of 50,000 shares of Common Stock that may be acquired upon exercise of options granted under the Option Plan and 5,000 shares held by a family partnership of which Donald R. Miller, Jr. is a general partner.
(8) Includes 150,000 shares of Common Stock that may be acquired upon exercise of options granted under the Option Plan, 10,273 shares of Common Stock held pursuant to the Savings Plan and 300 shares owned by Mr. Moore's son.
(9) Includes 112,500 shares of Common Stock that may be acquired upon exercise of options granted under the Option Plan and 11,261 shares of Common Stock held pursuant to the Savings Plan.
(10) Consists of 25,000 shares of Common Stock that may be acquired upon exercise of options granted under the Option Plan and 77 shares held in an individual retirement account for the benefit of Mr. Steelman's son.
(11) Consists of 318 shares of Common Stock held pursuant to the Savings Plan. Also includes 158,880 shares of Common Stock held by a family limited partnership of which Evan Wyly is a general partner and 100,000 shares of Common Stock that may be acquired upon exercise of options granted under the Option Plan and held of record by such partnership.

                                         (footnotes continued on following page)

(12) Includes 300,000 shares of Common Stock that may be acquired upon exercise of options granted under the Option Plan and 9,709 shares of Common Stock held pursuant to the Savings Plan.
(13) Includes 213,050 shares of Common Stock that may be acquired upon exercise of options granted under the Option Plan and 18,568 shares of Common Stock held pursuant to the Savings Plan, in each case by executive officers of the Company not named in the table above.
(14) Based on an amended Schedule 13G filed February 17, 1998 by Alpha Assurances Vie Mutuelle, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle and AXA Courtage Assurance Mutuelle, as a group, AXA-UAP and The Equitable Companies Incorporated. It was reported that four subsidiaries of The Equitable Companies Incorporated, The Equitable Life Assurance Society of the United States, Alliance Capital Management L.P., Donaldson, Lufkin & Jenrette Securities Corporation and Wood, Struthers and Winthrop Management Corp., are deemed to have sole voting power with respect to 1,497,722 shares, shared voting power with respect to 6,257,318 shares, sole dispositive power with respect to 7,818,478 shares and shared dispositive power with respect to 100,772 shares. The address of Alpha Assurances Vie Mutuelle is 100-101 Terrasse Boieldieu, 92042 Paris La Defense, France; the address of AXA Assurances I.A.R.D. Mutuelle and AXA Assurances Vie Mutuelle is 21, rue de Chateaudun, 75009 Paris, France; the address of AXA Courtage Assurance Mutuelle is 26, rue Louis le Grand, 75002 Paris, France; the address of AXA-UAP is 23, avenue Matignon, 75008 Paris, France; and the address of The Equitable Companies Incorporated is 787 Seventh Avenue, New York, New York 10019. The information regarding beneficial ownership of Common Stock by this group is included in reliance on a report filed with the SEC by such parties, except that the percentage of Common Stock beneficially owned is based upon the Company's calculations made in reliance upon the number of shares of Common Stock reported to be beneficially owned by such parties in such report (as adjusted for the Split) and the number of shares of Common Stock outstanding on December 31, 1998.
(15) Based on a Schedule 13G filed February 17, 1998 by Trimark Financial Corporation ("Trimark"). Trimark has sole voting and dispositive power with respect to 7,636,400 shares. The address of Trimark is One First Canadian Place, Suite 5600, P. O. Box 487, Toronto, Ontario, Canada M5X 1E5. The information regarding beneficial ownership of Common Stock by Trimark is included in reliance on a report filed with the SEC by such party, except that the percentage of Common Stock beneficially owned is based upon the Company's calculations made in reliance upon the number of shares of Common Stock reported to be beneficially owned by Trimark in such report (as adjusted for the Split) and the number of shares of Common Stock outstanding on December 31, 1998.
(16) Based on a Schedule 13G filed on February 10, 1998 by Wellington Management Company, LLP ("Wellington"). Wellington has shared voting power with respect to 3,248,440 shares and shared dispositive power with respect to 6,578,526 shares. The address of Wellington is 75 State Street, Boston, Massachusetts 02109. The information regarding beneficial ownership of Common Stock by Wellington is included in reliance on a report filed with the SEC by Wellington, except that the percentage of Common Stock beneficially owned is based upon the Company's calculations made in reliance upon the number of shares of Common Stock reported to be beneficially owned by such person in such report (as adjusted for the Split) and the number of shares of Common Stock outstanding on December 31, 1998.

Item 13.       Certain Relationships and Related Transactions.

     In anticipation of Sterling Commerce, Inc.'s ("Sterling Commerce") initial public offering in March 1996, the Company and Sterling Commerce entered into various agreements (the "Intercompany Agreements"), including an international distributor agreement pursuant to which the Company acted as the exclusive distributor of certain Sterling Commerce products outside the United States and Canada (the "International Distributor Agreement"). Amounts payable to and receivable from Sterling Commerce arise from time to time under the Intercompany Agreements.

     Effective as of June 30, 1997, the Company and Sterling Commerce entered into an agreement terminating the International Distributor Agreement. Contemporaneously with such termination, Sterling Commerce purchased certain assets formerly used by the Company in connection with the distribution of Sterling Commerce's products under the International Distributor Agreement. In fiscal 1998, the Company paid Sterling Commerce approximately $1,593,000 with respect to certain post-closing adjustments under such termination agreement.

     A subsidiary of the Company is also a party to an aircraft sharing agreement with Sterling Commerce. In fiscal 1998, Sterling Commerce paid $221,000 to that subsidiary for aircraft services under that agreement.

     The Company remains the guarantor of certain office lease and other obligations of Sterling Commerce incurred pursuant to agreements entered into prior to the spin-off of Sterling Commerce. The aggregate amounts due over the remaining terms of the agreements guaranteed by the Company is approximately $28,300,000. Sterling Commerce is obligated to indemnify the Company for any liabilities incurred by the Company as guarantor of such obligations, and Sterling Commerce has agreed to use reasonable efforts to obtain the Company's release from its obligations under the related guaranties. The Company did not make any payments with respect to such guarantees during fiscal 1998.

     From time to time in the ordinary course of business, the Company and Sterling Commerce have used (internally or as part of product offerings) each other's software products. One of the Intercompany Agreements was a license agreement covering certain software products then in use, or to be used by, the respective companies. During fiscal 1998, the Company and Sterling Commerce entered into a license agreement pursuant to which the

Company licensed from Sterling Commerce certain RemoteWare products that Sterling Commerce was authorized to license under a reseller agreement for total license and maintenance fees of $2,300,000. Also during fiscal 1998, the Company and Sterling Commerce entered into a license agreement pursuant to which Sterling Commerce licensed certain of the Company's VISION:Flashpoint products for re-sale to customers of Sterling Commerce. Sterling Commerce paid total license and maintenance fees of $2,200,000 for these products. The terms of each of the foregoing license agreements were the result of arms-length negotiations between the parties.

     Since the beginning of fiscal 1998, the Company has made payments totaling $266,800 to Intelecon Services, Inc. ("Intelecon") for providing audio and visual aids and other related services at prevailing rates at customer conferences, trade shows, user group meetings and other corporate meetings. At the time that such services were provided, Laurie and David Matthews, the daughter and son-in-law of Sam Wyly, jointly held approximately 40% of the outstanding capital stock of Intelecon. David Matthews was also an officer and a director of Intelecon at the time that such services were provided.

     Pursuant to a consulting arrangement with the Company, Michael C. French, a director of the Company, received from the Company a non-refundable retainer of $17,500 per month during fiscal 1998 for his assistance in significant acquisitions and other Company-related matters. Mr. French received $1,000 per month as an employee of the Company, which amount is deducted from amounts paid to him as a retainer. Jones, Day, Reavis & Pogue, a law firm for which Mr. French is currently a consultant, has provided legal services to the Company. Such firm does not charge the Company for any time spent by Mr. French on Company-related matters.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A, Amendment No. 1 to its Annual Report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             STERLING SOFTWARE, INC.


Date:  January 27, 1999       By            /s/ Sterling L. Williams
                                 -----------------------------------------------
                                              Sterling L. Williams
                                 President, Chief Executive Officer and Director
                                          (Principal Executive Officer)


Date:  January 27, 1999                         /s/ R. Logan Wray
                                 -----------------------------------------------
                                                  R. Logan Wray
                                     Senior Vice President and Chief Financial
                                                      Officer
                                   (Principal Financial and Accounting Officer)