Form 10-Q
period 1998-12-31
STERLING SOFTWARE INC
filed 1999-02-11
CIK 716714

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
     (Mark One)
            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1998

                                      or

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                          Commission File No. 1-8465

                            STERLING SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                            75-1873956
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

                        300 Crescent Court, Suite 1200
                             Dallas, Texas  75201
         (Address of principal executive offices, including zip code)



      Registrant's telephone number, including area code:  (214) 981-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title                       Shares Outstanding as of February 5, 1999
-----------------------------          -----------------------------------------
Common Stock, $0.10 par value                         83,170,618

                        PART I - FINANCIAL INFORMATION

                                                                                       Page
                                                                                       ----

Item 1.  Financial Statements.........................................................   3

Sterling Software, Inc. Consolidated Balance Sheets at December 31, 1998 and
  September 30, 1998..................................................................   3

Sterling Software, Inc. Consolidated Statements of Operations for the Three
  Months Ended December 31, 1998 and 1997.............................................   4

Sterling Software, Inc. Consolidated Statement of Stockholders' Equity for the Three
  Months Ended December 31, 1998......................................................   5

Sterling Software, Inc. Consolidated Statements of Cash Flows for the Three Months
  Ended December 31, 1998 and 1997....................................................   6

Sterling Software, Inc. Notes to Consolidated Financial Statements....................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................................  15



                          PART II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................................  22


                            STERLING SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share information)

                                  A S S E T S

                                                                                  December 31      September 30
                                                                                      1998             1998
                                                                                  -----------      ------------
                                                                                  (unaudited)
Current assets:
 Cash and cash equivalents...................................................      $  398,639        $  397,312
 Marketable securities.......................................................         296,093           310,537
 Accounts and notes receivable, net..........................................         201,096           200,428
 Prepaid expenses and other current assets...................................          33,901            32,253
                                                                                  -----------       -----------
   Total current assets......................................................         929,729           940,530

Property and equipment, net of accumulated depreciation of $53,014 at
 December 31, 1998 and $49,832 at September 30, 1998.........................          69,915            66,726

Computer software, net of accumulated amortization of $109,815 at
 December 31, 1998 and $112,734 at September 30, 1998........................          87,961            81,606

Excess cost over net assets of businesses acquired, net of accumulated amortization of $29,714 at December 31, 1998 and $27,316 at September 30,
 1998........................................................................          92,567            76,086

Noncurrent deferred income taxes.............................................           3,524             4,378

Other assets.................................................................          31,068            28,273
                                                                                   ----------        ----------
                                                                                   $1,214,764        $1,197,599
                                                                                   ==========        ==========

     L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y

Current liabilities:
 Accounts payable and accrued liabilities....................................      $  174,378        $  164,349
 Deferred revenue............................................................          93,421           102,880
                                                                                   ----------        ----------
   Total current liabilities.................................................         267,799           267,229

Noncurrent deferred revenue..................................................          31,434            27,649
Other noncurrent liabilities.................................................          46,606            41,163

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.10 par value; 10,000,000 shares authorized, no shares issued or outstanding......................................................
 Common stock, $.10 par value; 125,000,000 shares authorized; 85,387,000 and
  84,845,000 shares issued at December 31, 1998 and
  September 30, 1998, respectively...........................................           8,539             8,485
 Additional paid-in capital..................................................         866,126           858,615
 Retained earnings...........................................................          49,750            50,462
 Less treasury stock, at cost; 2,576,000 and 2,599,000 shares at
  December 31, 1998 and September 30, 1998, respectively.....................         (55,490)          (56,004)
                                                                                   ----------        ----------
   Total stockholders' equity................................................         868,925           861,558
                                                                                   ----------          --------
                                                                                   $1,214,764        $1,197,599
                                                                                   ==========        ==========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share information)
                                  (unaudited)

                                                                                            Three Months
                                                                                         Ended December 31
                                                                                      ------------------------
                                                                                      1998                1997
                                                                                      ----                ----
Revenue:
 Products....................................................................      $ 64,313            $ 64,979
 Product support.............................................................        51,541              45,910
 Services....................................................................        58,605              57,990
                                                                                   --------            --------
                                                                                    174,459             168,879
Costs and expenses:
 Cost of sales:
  Products and product support...............................................        17,948              18,072
  Services...................................................................        53,160              51,108
                                                                                   --------            --------
                                                                                     71,108              69,180
 Product development and enhancement.........................................         9,355              10,608
 Selling, general and administrative.........................................        61,609              69,004
 Reorganization costs........................................................        19,655
 Purchased research and development..........................................         9,623
                                                                                   --------            --------
                                                                                    171,350             148,792
                                                                                   --------            --------

Income before other income (expense) and income taxes........................         3,109              20,087

Other income (expense):
 Interest expense............................................................          (130)                (78)
 Investment income...........................................................         8,762               8,247
 Other.......................................................................           172                 (96)
                                                                                   --------            --------
                                                                                      8,804               8,073
                                                                                   --------            --------

Income before income taxes...................................................        11,913              28,160
Provision for income taxes...................................................         7,707              10,838
                                                                                   --------            --------
Net income...................................................................      $  4,206            $ 17,322
                                                                                   ========            ========
Income per common share:
 Net income:
  Basic......................................................................          $.05                $.22
                                                                                   ========            ========
  Diluted....................................................................          $.05                $.21
                                                                                   ========            ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     Three Months Ended December 31, 1998
                                (in thousands)
                                  (unaudited)


                                      Common Stock                                     Treasury Stock
                                    -----------------                                 ----------------
                                    Number                 Additional   Retained      Number                     Total
                                      of        Par          Paid-in    Earnings        of                    Stockholders'
                                    Shares     Value         Capital    (Deficit)     Shares     Cost           Equity
                                    ------     ------      ----------   --------      ------   --------       -------------
Balance at September 30, 1998..     84,845     $8,485        $858,615    $50,462       2,599   $(56,004)       $861,558
 Net income....................                                            4,206                                  4,206
 Issuance of common stock
  pursuant to stock options....        542         54           7,535                                             7,589
 Issuance of common stock to
  401(k) plan..................                                   (24)                   (23)       514             490
 Other.........................                                           (4,918)                                (4,918)
                                    ------     ------        --------    -------       -----   --------        --------
Balance at December 31, 1998...     85,387     $8,539        $866,126    $49,750       2,576   $(55,490)       $868,925
                                    ======     ======        ========    =======       =====   ========        ========


                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                            Three Months
                                                                                         Ended December 31
                                                                                      ------------------------
                                                                                      1998                1997
                                                                                      ----                ----
Operating activities:
 Net income..................................................................       $  4,206            $ 17,322
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.............................................         11,837              10,962
   (Benefit) provision for losses on accounts receivable.....................         (1,428)              2,331
   (Benefit) provision for deferred income taxes.............................           (746)              8,782
   Reorganization costs......................................................          8,007
   Purchased research and development........................................          9,623
   Changes in operating assets and liabilities, net of effects of business acquisitions:
      Decrease in accounts and notes receivable..............................          7,204               8,499
      (Increase) decrease in prepaid expenses and other assets...............         (1,844)              3,474
      Decrease in accounts payable and accrued liabilities...................        (30,217)            (36,495)
      Decrease in deferred revenue...........................................         (9,459)             (6,721)
      Other..................................................................          8,523               3,312
                                                                                    --------            --------
       Net cash provided by operating activities.............................          5,706              11,466

Investing activities:
 Purchases of property and equipment.........................................         (8,403)             (5,401)
 Purchases and capitalized cost of development of computer software..........         (7,402)             (6,031)
 Business acquisitions, net of cash acquired.................................         (7,891)             (3,626)
 Purchases of investments....................................................        (86,170)            (36,571)
 Proceeds from sales of investments..........................................         98,647              36,070
 Other.......................................................................            586                 718
                                                                                    --------            --------
       Net cash used in investing activities.................................        (10,633)            (14,841)

Financing activities:
 Proceeds from issuance of common stock pursuant to exercise of
  stock options..............................................................          7,589               1,247
 Other.......................................................................         (1,734)             (2,960)
                                                                                    --------            --------
       Net cash provided by (used in) financing activities...................          5,855              (1,713)

Effect of foreign currency exchange rate changes on cash.....................            399              (1,594)
                                                                                    --------            --------
Increase (decrease) in cash and cash equivalents.............................          1,327              (6,682)
Cash and cash equivalents at beginning of period.............................        397,312             436,955
                                                                                    --------            --------
Cash and cash equivalents at end of period...................................       $398,639            $430,273
                                                                                    ========            ========
Supplemental cash flow information:
 Income taxes paid, net of refunds received..................................       $  5,424            $    627
                                                                                    ========            ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998
                                  (unaudited)

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

     Basis of Presentation

     The consolidated financial statements include the accounts of Sterling Software after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies at December 31, 1998 and September 30, 1998 and the results of operations for the three months ended December 31, 1998 and 1997. While management has based its estimates and assumptions on the facts and circumstances known to it as of the date of this report, actual amounts may differ from such estimates and assumptions.

     Revenue

     Revenue from license fees for software products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Services revenue and revenue from products involving installation or other services are recognized as the services are performed.

     If software product transactions include multiple elements, each element of the software sale is separately identified and accounted for based on the relative fair value of such element. Revenue is not recognized on any element of the sale arrangement if undelivered elements are essential to the functionality of the delivered elements.

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

     When products, product support and services are billed prior to the time the related revenue is recognized, deferred revenue is recorded and any material related costs paid in advance are deferred.

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

     Common Stock and Earnings Per Common Share

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

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                            Three Months Ended
                                                                December 31
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
Basic:
 Net income..............................................    $ 4,206   $17,322
                                                             =======   =======
 Weighted average common shares outstanding..............     82,536    79,785
                                                             =======   =======
 Net income per common share.............................    $   .05   $   .22
                                                             =======   =======
Diluted:
 Net income..............................................    $ 4,206   $17,322
                                                             =======   =======
 Weighted average common shares outstanding..............     82,536    79,785
 Effect of dilutive employee stock options...............      5,190     2,948
                                                             -------   -------
 Adjusted weighted average common shares and assumed
  conversions............................................     87,726    82,733
                                                             =======   =======
 Net income per common share.............................    $   .05   $   .21
                                                             =======   =======

     Recent Developments

     Effective October 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-4 "Deferral of the Effective Date of Certain Provisions of SOP 97-2." SOP 97-2 requires each element of a software sale arrangement to be separately identified and accounted for based on the relative fair value of such element. Revenue cannot be recognized on any element of the sale arrangement if undelivered elements are essential to the functionality of the delivered elements. Adoption of SOP 97-2, as amended, did not significantly affect the Company's results of operations for the three months ended December 31, 1998, nor is it expected to have a significant impact on results for the remainder of the year since the Company's revenue recognition policies have historically been substantially in compliance with the practices required by SOP 97-2.

     In December 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) released Statement of Position 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition,' with Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all of the undelivered elements that are not accounted for by means of long-term contract accounting,
(2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied.

     The provisions of SOP 98-9 that extend the deferral of certain passages of SOP 97-2 became effective December 15, 1998. All other provisions of SOP 98-9 will be effective for the Company's fiscal year beginning October 1, 1999. Retroactive application is prohibited. The Company is evaluating the requirements of SOP 98-9 and the effects, if any, on the Company's current revenue recognition policies.

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires the presentation of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's comprehensive income consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities; however, the adoption of FAS 130 had no impact on the Company's net income. Information concerning the Company's comprehensive income for the three months ended December 31, 1998 and 1997, respectively, is set forth below (in thousands):

                                                       Three Months Ended
                                                           December 31
                                                       -------------------
                                                        1998         1997
                                                       ------       ------
Net income..........................................  $ 4,206      $17,322
Foreign currency translation adjustments............   (3,271)      (3,776)
Unrealized gains (losses) on available-for-sale
 securities, net of  taxes..........................   (1,647)         478
                                                      -------      -------
Comprehensive income (loss).........................  $  (712)     $14,024
                                                      =======      =======

2.   Unaudited Interim Financial Statements

     The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain amounts for periods ended prior to December 31, 1998 have been reclassified to conform to the current period presentation. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire fiscal year. The information included in this report should be read in conjunction with the information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

3.   Business Acquisitions and Reorganizations

     Acquisition of Cayenne Software, Inc.

     On October 26, 1998, Sterling Software acquired Cayenne Software, Inc. ("Cayenne"), a global supplier of analysis and design solutions for application and database development, in an $11,400,000 cash-for-stock merger transaction (the "Cayenne Acquisition"). The total cost of the Cayenne Acquisition was approximately $33,184,000, including costs directly related to the acquisition of approximately $21,784,000, consisting of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs. The Cayenne Acquisition was accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations of Cayenne were included in the Company's results of operations from the date of the acquisition as part of the Company's application management business segment. Results of operations for the first quarter of 1999 include $9,623,000 of purchased research and development costs, which is the portion of the purchase price attributed to in-process research and development, and which was charged to expense in accordance with the purchase method of accounting.
The components of the aggregate cost of the Cayenne Acquisition were as follows (in thousands):

     Cash merger consideration.......................................  $11,400
     Cayenne employee severance and benefits.........................   11,912
     Elimination of duplicate facilities and leases of Cayenne.......    5,510
     Transaction costs...............................................    2,773
     Other costs.....................................................    1,589
                                                                       -------
                                                                       $33,184
                                                                       =======

     The aggregate cost of the Cayenne Acquisition was allocated to the assets and liabilities acquired, with the remainder recorded as excess cost over net assets acquired, based on estimates of fair values (in thousands):

     Working capital (deficit)......................................   $(3,921)
     Property and equipment.........................................       383
     Developed software and core technology.........................    11,434
     Purchased research and development costs
       charged to expense...........................................     9,623
     Other assets and liabilities (net).............................       (89)
     Excess cost over net assets acquired...........................    15,754
                                                                       -------
                                                                       $33,184
                                                                       =======

     The estimates of fair value were determined by the Company's management based on information furnished by management of Cayenne and a preliminary independent valuation of developed software, core technology and purchased research and development. Amounts allocated to purchased research and development were expensed at the time of the Cayenne Acquisition as the Company determined that the purchased research and development had not reached technological feasibility based on the status of design and development activities that required further refinement and testing.

     The Company is using the purchased research and development to create new products that are expected to become part of the products offered by the applications management business segment. The Company expects that products developed from the purchased research and development will generally be released during 1999. The development activities required to complete the purchased research and development technologies include additional coding, cross-platform porting and validation, quality assurance procedures and beta testing. It is management's expectation that the purchased research and development will be successfully developed however, there can be no assurance that commercial viability or timely release of these products will be achieved.

     The value of the purchased research and development was determined by discounting the estimated projected net cash flows related to such products, including costs to complete the development of the technology and the future revenues to be earned upon release of the products. The projected net cash flows from such products were based on estimates of revenues and operating profits related to such products.

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

     Reorganization Costs

     The Company's results of operations for the first quarter of 1999 include reorganization costs of $19,655,000 related to the reorganization of the Company's operations in connection with the Cayenne Acquisition. Of the total reorganization costs, approximately $8,007,000 consisted of non-cash costs and the remaining $11,648,000 required cash outlays, of which $3,388,000 had been paid through December 31, 1998. The Company does not expect to incur costs related to this reorganization in excess of the amounts charged to operations in the first quarter of 1999. The components of the reorganization costs associated with the Cayenne Acquisition were as follows (in thousands):

     Employee termination costs...............................    $ 6,952
     Write-down of software products which will
        not be actively marketed..............................      6,857
     Elimination of duplicate facilities, equipment
        and other assets......................................      2,597
     Out of pocket costs related to the reorganization........      3,249
                                                                  -------
                                                                  $19,655
                                                                  =======

     The Company's results of operations for 1998 include reorganization costs of $45,162,000 primarily related to the reorganization of the Company's operations in the fourth quarter of 1998 in connection with the Synon
Merger. Of the total reorganization costs, approximately $9,552,000 consisted of non-cash costs and the remaining $35,610,000 required cash outlays. At December 31, 1998, the remaining balance to be paid was $12,662,000, which consists primarily of employee termination costs and commitments under lease arrangements for office space and equipment. The Company does not expect to incur costs related to this reorganization in excess of the amounts charged to operations in the fourth quarter of 1998.

     In 1997, the Company's results of operations included reorganization costs of $106,037,000 primarily related to the acquisition of substantially all of the assets of the Software Division of Texas Instruments Incorporated. At December 31, 1998, the balance of these costs remaining to be paid was $7,502,000, which consists primarily of commitments under lease arrangements for office space and equipment.


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

     Financial information concerning the Company's operations, by business segment, for the three months ended December 31, 1998 and 1997, is summarized as follows (in thousands):

                                                           Three Months
                                                        Ended December 31
                                                       -------------------
                                                        1998          1997
                                                       ------        -----
     Revenue:
      Application Management.......................   $ 87,598     $ 92,525
      Systems Management...........................     48,241       42,061
      Federal Systems..............................     38,620       33,665
      Corporate and other..........................                     628
                                                      --------     --------
       Consolidated totals.........................   $174,459     $168,879
                                                      ========     ========

     Operating Profit (Loss):
      Application Management.......................   $ 22,028     $ 11,809
      Systems Management...........................     15,616       13,838
      Federal Systems..............................      2,810        2,239
      Reorganization costs.........................    (19,655)
      Purchased research and development...........     (9,623)
      Corporate and other..........................     (8,067)      (7,799)
                                                      --------     --------
       Consolidated totals.........................   $  3,109     $ 20,087
                                                      ========     ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Combinations and Reorganizations

     Acquisition of Cayenne Software, Inc.

     On October 26, 1998, Sterling Software acquired Cayenne Software, Inc. ("Cayenne"), a global supplier of analysis and design solutions for application and database development, in an $11,400,000 cash-for-stock merger transaction (the "Cayenne Acquisition"). The total cost of the Cayenne Acquisition was approximately $33,184,000, including costs directly related to the acquisition of approximately $21,784,000, consisting of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs. The Cayenne Acquisition was accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations of Cayenne were included in the Company's results of operations from the date of the acquisition as part of the Company's application management business segment. Results of operations for the first quarter of 1999 include $9,623,000 of purchased research and development costs, which is the portion of the purchase price attributed to in-process research and development, and which was charged to expense in accordance with the purchase method of accounting.

     Acquisition of Synon Corporation

     On July 31, 1998, Sterling Software acquired Synon Corporation ("Synon"), a provider of application development software and services, in a stock-for-stock merger transaction (the "Synon Merger") accounted for as a pooling of interests. As a result of the transaction, Sterling Software issued approximately 2,603,000 shares of the Company's common stock, par value $0.10 per share ("Common Stock") in exchange for the previously outstanding shares of Synon capital stock and reserved approximately 375,000 shares of Common Stock for issuance upon exercise of assumed Synon stock options. The Company's financial statements for periods prior to the Synon Merger, including the results of the application management business segment, have been restated to represent the combined financial statements of the previously separate entities.

     Reorganization Costs

     The Company's results of operations for the first quarter of 1999 include reorganization costs of $19,655,000 related to the reorganization of the Company's operations in connection with the Cayenne Acquisition. Of the total reorganization costs, approximately $8,007,000 consisted of non-cash costs and the remaining $11,648,000 required cash outlays, of which $3,388,000 had been paid through December 31, 1998. The Company does not expect to incur costs related to this reorganization in excess of the amount charged to operations in the first quarter of 1999.

     The Company's results of operations for 1998 include reorganization costs of $45,162,000 primarily related to the reorganization of the Company's operations in the fourth quarter of 1998 in connection with the Synon Merger. Of the total reorganization costs, approximately $9,552,000 consisted of non-cash costs and the remaining $35,610,000 required cash outlays. At December 31, 1998, the remaining balance to be paid was $12,662,000, which consists primarily of employee termination costs and commitments under lease arrangements for office space and equipment. The Company does not expect to incur costs related to these reorganizations in excess of the amounts charged to operations in the fourth quarter of 1998.

Results of Operations

Three Months Ended December 31, 1998 and 1997

     Total revenue increased $5,580,000, or 3%, in the first quarter of 1999 over the same period of 1998 due to revenue increases in the Company's systems management and federal systems business segments. Revenue from both the systems management and federal systems business segments increased by 15% in the first quarter of 1999 over the same period in 1998. Revenue increases in the systems management and federal systems business segments were partially offset by a 5% decline in total revenue from the application management business segment for the same period. Without the effect of the restatement of the Company's financial statements to include Synon's results of operations for the first quarter of 1998, total application management revenue would have increased 21% and total revenue would have increased 17% in the first quarter of 1999 over the same period of 1998.

     Revenue generated from the Company's international operations was $71,364,000 and $70,010,000 in the first quarter of 1999 and 1998, respectively, representing an increase of $1,354,000, or 2%, due to an increase in international revenue generated by the systems management business segment (up 27%), partially offset by a decline in international revenue generated by the application management business segment (down 9%) for the same period. Revenue from the Company's international operations represented 41% of total revenue in both the first quarter of 1999 and 1998. Without the effect of the Synon restatement, revenue from the Company's international operations would have increased 22% in the first quarter of 1999 over the same period of 1998.

     The Company's recurring revenue includes revenue from product support agreements generally having terms ranging from one to three years and federal contracts generally having terms ranging from one to five years. Like most federal contracts, Sterling Software's federal contracts permit termination by the government for convenience or for failure to obtain funding. Recurring revenue increased to 51% of total revenue in the first quarter of 1999 compared to 47% in the same period of 1998.

     Revenue from the application management business segment declined $4,927,000, or 5%, in the first quarter of 1999 compared to the same period of 1998 due to a 20% decline in services revenue and an 11% decline in products revenue, partially offset by a 16% increase in product support revenue. Without the effect of the Synon restatement, total application management revenue would have increased 21% in the first quarter of 1999 over the same period of 1998 with 11%, 42% and 11% increases in products, product support and services revenue, respectively. The reported decline in services revenue is due primarily to the Company's execution of its strategy of transitioning consulting services opportunities to partners and third-party consulting firms in order to focus the Company's efforts on more profitable software product sales.

The decline in products revenue is due primarily to the Company's decision to discontinue sales of a non-strategic product acquired in the Synon Merger and the continuing decline in revenue from an older product acquired in the Synon Merger. Approximately 51% of the application management business segment's total revenue in the first quarter of 1999 was derived from the Company's international operations, compared to 53% in the same period of 1998.

     Revenue from the systems management business segment increased $6,180,000, or 15%, in the first quarter of 1999 over the same period of 1998 primarily due to an 18% increase in products revenue and an 8% increase in product support revenue. The increase in products revenue was mainly attributable to strong domestic and international product sales in the network management and storage management product lines. Approximately 55% of the systems management business segment's total revenue in the first quarter of 1999 was derived from the Company's international operations, compared to 49% in the same period of 1998.

     Revenue from the federal systems business segment increased $5,420,000, or 15%, in the first quarter of 1999 over the same period of 1998 primarily due to higher contract billings in the segment's defense business as well as revenue added as a result of the Company's acquisition of Mystech Associates, Inc. in the fourth quarter of 1998 (the "Mystech Merger").

     Total costs and expenses increased $22,558,000, or 15%, in the first quarter of 1999 over the same period of 1998. However, excluding the Cayenne-related reorganization costs of $19,655,000 and the write-off of purchased research and development costs of $9,623,000 in the first quarter of 1999, total costs and expenses decreased $6,720,000, or 5%. This period-to-period decrease in operating costs occurred primarily due to a 19% decrease in expenses in the application management business segment as a result of the Company's lower cost structure in that business segment, compared to the cost structure of the former Synon operation.

     Total cost of sales increased $1,928,000, or 3%, in the first quarter of 1999 compared to the same period of 1998, and represented 41% of total revenue in both the first quarter of 1999 and 1998.

     Product development expense for the first quarter of 1999 was $9,355,000, net of $6,152,000 of capitalized software costs, as compared to product development expense in the first quarter of 1998 of $10,608,000, net of $5,976,000 of capitalized software costs. Without the effect of the restatement, net product development expense would have increased 6% in the first quarter of 1999 over the same period of 1998. Gross product development expense was 11% of non-federal revenue in the first quarter of 1999 compared with 12% for the same period of 1998. Capitalized development costs represented 40% of gross development costs in the first quarter of 1999 compared with 36% of gross development costs for the same period of 1998. Product development expenses and the capitalization rate historically have fluctuated, and may in the future continue to fluctuate, from period to period depending in part upon the number and status of software development projects that are in process.

     Selling, general and administrative expenses decreased $7,395,000, or 11%, in the first quarter of 1999 compared to the same period of 1998, primarily due to a decrease in selling, general and administrative expenses in the application management business segment in the first quarter of 1999 compared to the same period of 1998 as a result of the Company's lower cost structure in that business segment, compared to the cost structure of the former Synon operation. Selling, general and administrative expenses represented 35% and 41% of total revenue in the first quarter of 1999 and 1998, respectively.

     Income before income taxes in the first quarter of 1999 was $11,913,000 compared to $28,160,000 for the same period of 1998. However, excluding the Cayenne-related reorganization costs of $19,655,000 and the write-off of purchased research and development costs of $9,623,000 in the first quarter of 1999, income before income taxes increased $13,031,000, or 46%, primarily due to higher profits in all three of the Company's business segments.

     The Company's effective tax rate for the first quarter of 1999 was 65% compared to 38% for the same period of 1998. The effective tax rate for the first quarter of 1999 was adversely impacted by the write-off of purchased research and development costs related to the Cayenne Acquisition that will not provide a tax benefit to the Company. Before the net tax benefit related to the Cayenne-related reorganization costs and the write-off of purchased research and development costs, the Company's effective tax rate for the first quarter of 1999 was 34%. The effective tax rate for the first quarter of 1998 was adversely impacted by unbenefited losses incurred by Synon prior to the Synon Merger.

Liquidity and Capital Resources

     The Company maintained a strong liquidity and financial position with $661,930,000 of working capital at December 31, 1998, which included $398,639,000 of cash and cash equivalents and $296,093,000 of marketable securities. Net cash provided by operating activities was $5,706,000 in the first quarter of 1999 as compared to $11,466,000 in the first quarter of 1998. Net cash provided by operating activities in the first quarter of 1999 was reduced by payments made during the period of approximately $9,934,000 primarily related to the Synon Merger and acquisition-related reorganizations that occurred in the fourth quarter of 1998. Also, net cash provided by operating activities in the first quarter of 1999 and the first quarter of 1998 was reduced by payments of approximately $2,747,000 and $13,212,000, respectively, related to the acquisition of substantially all of the assets of the Software Division of Texas Instruments Incorporated (the "TI Software Acquisition") and the related reorganizations that occurred in the third quarter of 1997.

     Investing activities used $10,633,000 of cash in the first quarter of 1999 compared to $14,841,000 in the first quarter of 1998. Capital expenditures in the first quarter of 1999 were $8,403,000 compared to $5,401,000 in the first quarter of 1998. Purchases and capitalized costs of computer software were $7,402,000 and $6,031,000 in the first quarter of 1999 and 1998, respectively. Cash provided by operating activities, together with other available cash, was used to fund capital expenditures and additions to computer software, as well as the Cayenne Acquisition.

     The total cost of the Cayenne Acquisition was approximately $33,184,000, including costs directly related to the acquisition of approximately $21,784,000. The Company's results of operations for the first quarter of 1999 include reorganization costs of $19,655,000 primarily related to the reorganization of the Company's operations in connection with the Cayenne Acquisition. Of the total reorganization costs, approximately $8,007,000 consisted of non-cash costs and the remaining $11,648,000 required cash outlays. Of the aggregate $33,432,000 of costs directly related to the Cayenne Acquisition and related reorganization costs requiring cash outlays, approximately $18,334,000 had been paid through December 31, 1998, including the $11,400,000 cash purchase price.

     Financing activities provided $5,855,000 of cash in the first quarter of 1999 and used $1,713,000 in the first quarter of 1998. The Company received proceeds of approximately $7,589,000 and $1,247,000 from the exercise of employee stock options in the first quarter of 1999 and 1998, respectively.

     The Company is party to a bank credit agreement (the "Credit Agreement") which provides for unsecured revolving credit loans of up to $35,000,000. Borrowings under the Credit Agreement, which expires on June 30, 2000, bear interest at the lower of the lender's base rate or a Eurodollar lending rate plus one-half percent. No amounts were borrowed under the Credit Agreement during the first quarter of 1999 or 1998.

     At December 31, 1998, the Company's short- and long-term cash commitments, including remaining costs related to the Cayenne Acquisition, the Synon Merger, the Mystech Merger and the TI Software Acquisition and the related reorganizations, consisted primarily of commitments under lease arrangements for office space and equipment, as well as commitments with respect to employee severance obligations that arose in connection with the Cayenne Acquisition and related reorganization and the Synon Merger and the Mystech Merger. The Company intends to meet such obligations primarily from cash provided by operating activities.

     The Company believes that available cash balances, cash equivalents and short-term investments combined with cash provided by operating activities and amounts available under existing credit agreements are sufficient to meet the Company's cash requirements for the foreseeable future.

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

     Like most companies in the IT industry, the Company has been and is continuing to address the impact of the so-called "year 2000" issue. A more detailed discussion of certain risks associated with the year 2000 issue and the Company's actions and plans to address this issue is set forth in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

     Among other risks associated with the year 2000 issue, some commentators have predicted that it may affect historical purchasing patterns and trends in the software industry. For example, certain industry analysts have indicated that many large enterprises intend to make no changes to their existing computing environments during the latter part of calendar 1999 and the early part of 2000. To date, the Company has not experienced any discernable trend indicating a recent or impending material reduction in demand for the Company's products. Because of the general uncertainty that surrounds the year 2000 issue, however, there can be no assurance that it will not affect future customer purchasing patterns or negatively affect demand for the Company's products in future periods.

Forward-Looking Information

     This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain, certain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the Company's management. The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words "may", "will", "could", "should", "believe", "expect", "future", "potential", "anticipate", "intend", "plan", "estimate" or "continue" or the negative or other variations thereof and (ii) other statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including (i) risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions, (ii) possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, and (iii) actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as "Risk Factors", "Certain Considerations Relative to the Company" and "Special Considerations" in the SEC Filings constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those reflected in such forward-looking statements.

Item 6.   Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

     2.1 Agreement and Plan of Merger, dated as of June 20, 1998, among the Company, Sterling Software (Southern), Inc. and Synon Corporation (1),
          (2)

     2.2 Agreement and Plan of Merger, dated as of August 27, 1998, among the Company, Sterling Software (Southern), Inc. and Cayenne Software, Inc.
          (2), (3)

     3.1  Certificate of Incorporation, as amended, of the Company (4)

     3.2  Bylaws, as amended, of the Company (5)

     10.1 Sterling Software Inc. Deferred Compensation Plan (restated effective December 21, 1998) (6)

     27   Financial Data Schedule (6)

----------
(1) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated June 21, 1998 and incorporated herein by reference (SEC File No. 98652676).
(2) In accordance with Item 601 of Regulation S-K, the schedules and exhibits relating to the agreement have been omitted. The Company will furnish supplementally to the Securities and Exchange Commission such schedules or exhibits upon request.
(3) Previously filed as an exhibit to the Current Report on Form 8-K dated August 27, 1998 filed by Cayenne Software, Inc. and incorporated herein by reference (File ID #000-19682, SEC File No. 98700698).
(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference (SEC File No. 98602908).
(5) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A filed on May 27, 1998 and incorporated herein by reference (SEC File No. 98632257).
(6)  Filed herewith.


     (b)  Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the three month period ended December 31, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 STERLING SOFTWARE, INC.




Date:  February 11, 1999        By:             /s/Sterling L. Williams
                                    --------------------------------------------
                                                   Sterling L. Williams
                                            President, Chief Executive Officer
                                                        and Director
                                               (Principal Executive Officer)





Date:  February 11, 1999                          /s/ R. Logan Wray
                                    --------------------------------------------
                                                     R. Logan Wray
                                                 Senior Vice President
                                             and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                -------------
Exhibit
  No.                                 Description
-------  ----------------------------------------------------------------------

 2.1 Agreement and Plan of Merger, dated as of June 20, 1998, among the Company, Sterling Software (Southern), Inc. and Synon Corporation (1),
       (2)

 2.2 Agreement and Plan of Merger, dated as of August 27, 1998, among the Company, Sterling Software (Southern), Inc. and Cayenne Software, Inc.
       (2), (3)

 3.1   Certificate of Incorporation, as amended, of the Company (4)

 3.2   Bylaws, as amended, of the Company (5)

 10.1 Sterling Software Inc. Deferred Compensation Plan (restated effective December 21, 1998) (6)

 27    Financial Data Schedule (6)

---------------
(1) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated June 21, 1998 and incorporated herein by reference (SEC File No. 98652676).
(2) In accordance with Item 601 of Regulation S-K, the schedules and exhibits relating to the agreement have been omitted. The Company will furnish supplementally to the Securities and Exchange Commission such schedules or exhibits upon request.
(3) Previously filed as an exhibit to the Current Report on Form 8-K dated August 27, 1998 filed by Cayenne Software, Inc. and incorporated herein by reference (File ID #000-19682, SEC File No. 98700698).
(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference (SEC File No. 98602908).
(5) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A filed on May 27, 1998 and incorporated herein by reference (SEC File No. 98632257).
(6)    Filed herewith.