Form 10-Q
period 1999-03-31
STERLING SOFTWARE INC
filed 1999-05-11
CIK 716714

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
   (Mark One)
       (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      or

       (_)    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                          Commission File No. 1-8465

                            STERLING SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)


           Delaware                                        75-1873956
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)


                        300 Crescent Court, Suite 1200
                             Dallas, Texas  75201
         (Address of principal executive offices, including zip code)



      Registrant's telephone number, including area code:  (214) 981-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         Title                            Shares Outstanding as of May 7, 1999
Common Stock, $0.10 par value                         83,354,303

                        PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----


Item 1.  Financial Statements................................................ 3

Sterling Software, Inc. Consolidated Balance Sheets at March 31, 1999 and
  September 30, 1998........................................................  3

Sterling Software, Inc. Consolidated Statements of Operations for the Three
  and Six Months Ended March 31, 1999 and 1998..............................  4

Sterling Software, Inc. Consolidated Statement of Stockholders' Equity
  for the Six Months Ended March 31, 1999...................................  5

Sterling Software, Inc. Consolidated Statements of Cash Flows for the
  Six Months Ended March 31, 1999 and 1998..................................  6

Sterling Software, Inc. Notes to Consolidated Financial Statements..........  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 16



                          PART II- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................ 25

Item 6.  Exhibits and Reports on Form 8-K................................... 26

                            STERLING SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share information)

                                  A S S E T S

                                                                                        March 31          September 30
                                                                                          1999                1998
                                                                                     ------------         ------------
                                                                                      (unaudited)
Current assets:
  Cash and cash equivalents..................................................         $  439,982          $  397,312
  Marketable securities......................................................            264,108             310,537
  Accounts and notes receivable, net.........................................            211,983             200,428
  Prepaid expenses and other current assets..................................             31,329              32,253
                                                                                     -----------          ----------
     Total current assets....................................................            947,402             940,530

Property and equipment, net of accumulated depreciation of $56,558 at
  March 31, 1999 and $49,832 at September 30, 1998...........................             76,537              66,726

Computer software, net of accumulated amortization of $117,976 at
  March 31, 1999 and $112,734 at September 30, 1998..........................             91,763              81,606

Excess cost over net assets of businesses acquired, net of accumulated amortization of $31,932 at March 31, 1999 and $27,316 at September 30,
  1998.......................................................................             90,349              76,086

Other assets.................................................................             37,880              32,651
                                                                                     -----------          ----------
                                                                                      $1,243,931          $1,197,599
                                                                                     ===========          ==========
                     L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y

Current liabilities:
  Accounts payable and accrued liabilities...................................         $  155,948          $  164,349
  Deferred revenue...........................................................             92,335             102,880
                                                                                     -----------          ----------
     Total current liabilities...............................................            248,283             267,229

Noncurrent deferred revenue..................................................             34,342              27,649
Other noncurrent liabilities.................................................             47,422              41,163

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.10 par value; 10,000,000 shares authorized, no shares issued or outstanding....................................................
  Common stock, $.10 par value; 250,000,000 and 125,000,000 shares authorized at March 31, 1999 and September 30, 1998, respectively;
    85,868,000 and 84,845,000 shares issued at March 31, 1999 and
    September 30, 1998, respectively.........................................              8,587               8,485
  Additional paid-in capital.................................................            875,361             858,615
  Retained earnings..........................................................             84,885              50,462
  Less treasury stock, at cost; 2,550,000 and 2,599,000 shares at
    March 31, 1999 and September 30, 1998, respectively......................            (54,949)            (56,004)
                                                                                     -----------          ----------
     Total stockholders' equity..............................................            913,884             861,558
                                                                                     -----------          ----------
                                                                                      $1,243,931          $1,197,599
                                                                                     ===========          ==========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share information)
                                  (unaudited)

                                                            Three Months                             Six Months
                                                           Ended March 31                          Ended March 31
                                                     ----------------------------            ----------------------------
                                                        1999                1998                1999                1998
                                                     --------            --------            --------            --------
Revenue:
  Products....................................       $ 82,868            $ 69,922            $147,181            $134,901
  Product support.............................         50,849              45,656             102,390              91,566
  Services....................................         58,669              62,006             117,274             119,996
                                                     --------            --------            --------            --------
                                                      192,386             177,584             366,845             346,463
Costs and expenses:
  Cost of sales:
    Products and product support..............         19,821              16,991              37,769              35,063
    Services..................................         50,724              53,513             103,884             104,621
                                                     --------            --------            --------            --------
                                                       70,545              70,504             141,653             139,684
  Product development and enhancement.........          9,524               9,410              18,879              20,018
  Selling, general and administrative.........         67,840              67,993             129,449             136,997
  Reorganization costs........................                                                 19,655
  Purchased research and development..........                                                  9,623
                                                     --------            --------            --------            --------
                                                      147,909             147,907             319,259             296,699

Income before other income (expense) and
  income taxes................................         44,477              29,677              47,586              49,764


Other income (expense):
  Interest expense............................           (129)                (27)               (259)               (105)
  Investment income...........................          8,449               8,364              17,211              16,611
  Other.......................................            476                (469)                648                (565)
                                                     --------            --------            --------            --------
                                                        8,796               7,868              17,600              15,941
                                                     --------            --------            --------            --------

Income before income taxes....................         53,273              37,545              65,186              65,705
Provision for income taxes....................         18,113              13,629              25,820              24,467
                                                     --------            --------            --------            --------
Net income....................................       $ 35,160            $ 23,916            $ 39,366            $ 41,238
                                                     ========            ========            ========            ========

Income per common share:
  Net income:
    Basic.....................................           $.42                $.30                $.48                $.52
                                                     ========            ========            ========            ========
    Diluted...................................           $.40                $.28                $.45                $.49
                                                     ========            ========            ========            ========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Six Months Ended March 31, 1999
                                (in thousands)
                                  (unaudited)


                                      Common Stock                                      Treasury Stock
                                   ------------------                                  ------------------
                                    Number                  Additional                 Number                    Total
                                      of         Par         Paid-in      Retained       of                  Stockholders'
                                    Shares      Value        Capital      Earnings     Shares      Cost          Equity
                                   -------     -------      ----------    --------     -------   --------    ------------
Balance at September 30, 1998..     84,845     $8,485        $858,615     $50,462        2,599   $(56,004)      $861,558
  Net income...................                                            39,366                                 39,366
  Issuance of common stock
    pursuant to stock options..        725         72           9,936                                             10,008
  Issuance of common stock to
    401(k) plan................                                    30                      (49)     1,055          1,085
  Issuance of common stock
    pursuant to employee stock
    purchase plan..............        298         30           6,780                                              6,810
  Other........................                                            (4,943)                                (4,943)
                                   -------     -------      ----------    --------     -------   --------    ------------
Balance at March 31, 1999......     85,868     $8,587        $875,361     $84,885        2,550   $(54,949)      $913,884
                                   =======     =======      ==========    ========     =======   ========    ============

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                  Six Months
                                                                                                 Ended March 31
                                                                                         ------------------------------
                                                                                            1999                 1998
                                                                                         ---------            ---------
Operating activities:
  Net income.......................................................................      $  39,366            $  41,238
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.................................................         25,283               21,885
     Provision for losses on accounts receivable...................................          1,084                3,049
     Provision for deferred income taxes...........................................          2,825               19,309
     Reorganization costs..........................................................          8,007
     Purchased research and development............................................          9,623
     Changes in operating assets and liabilities, net of effects of business acquisitions:
        Increase in accounts and notes receivable..................................         (5,838)             (16,943)
        (Increase) decrease in prepaid expenses and other assets...................         (6,588)                 694
        Decrease in accounts payable and accrued liabilities.......................        (51,775)             (34,537)
        Decrease in deferred revenue...............................................        (10,545)                (735)
        Other......................................................................         11,544                8,065
                                                                                         ---------            ---------
         Net cash provided by operating activities.................................         22,986               42,025

Investing activities:
  Purchases of property and equipment..............................................        (16,831)             (13,479)
  Purchases and capitalized cost of development of computer software...............        (14,409)             (13,322)
  Business acquisitions, net of cash acquired......................................        (10,691)              (3,626)
  Purchases of investments.........................................................       (214,231)            (112,106)
  Proceeds from sales of investments...............................................        258,845               85,120
  Other............................................................................            602                3,350
                                                                                         ---------            ---------
         Net cash provided by (used in) investing activities.......................          3,285              (54,063)

Financing activities:
  Proceeds from issuance of common stock pursuant to exercise of stock
    options........................................................................         10,008                6,249
  Proceeds from issuance of common stock pursuant to employee stock
    purchase plan..................................................................          6,810

  Other............................................................................          2,335               (5,471)
                                                                                         ---------            ---------
         Net cash provided by financing activities.................................         19,153                  778

Effect of foreign currency exchange rate changes on cash...........................         (2,754)              (2,250)
                                                                                         ---------            ---------
Increase (decrease) in cash and cash equivalents...................................         42,670              (13,510)
Cash and cash equivalents at beginning of period...................................        397,312              436,955
                                                                                         ---------            ---------
Cash and cash equivalents at end of period.........................................      $ 439,982            $ 423,445
                                                                                         =========            =========

Supplemental cash flow information:
  Income taxes paid, net of refunds received.......................................      $  13,757            $   2,069
                                                                                         =========            =========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1999
                                  (unaudited)

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

     Basis of Presentation

     The consolidated financial statements include the accounts of Sterling Software after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies at March 31, 1999 and September 30, 1998 and the results of operations for the three and six months ended March 31, 1999 and 1998. While management has based its estimates and assumptions on the facts and circumstances known to it as of the date of this report, actual amounts may differ from such estimates and assumptions.

     Revenue

     Revenue from license fees for software products is recognized when persuasive evidence of a sale arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Services revenue and revenue from products involving installation or other services are recognized as the services are performed.

     If software product sale transactions include multiple elements, each element of the software sale is separately identified and accounted for based on the relative fair value of such element. Revenue is not recognized on any element of the sale arrangement if undelivered elements are essential to the functionality of the delivered elements.

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

     Earnings Per Common Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                          Three Months Ended                   Six Months Ended
                                                               March 31                            March 31
                                                      -------------------------           -------------------------
                                                        1999              1998              1999              1998
                                                      -------           -------           -------           -------
Basic:
  Net income.....................................     $35,160           $23,916           $39,366           $41,238
                                                      =======           =======           =======           =======
  Weighted average common shares
    outstanding..................................      83,197            80,015            82,863            79,899
                                                      =======           =======           =======           =======
  Net income per common share....................     $   .42           $   .30           $   .48           $   .52
                                                      =======           =======           =======           =======
Diluted:
  Net income.....................................     $35,160           $23,916           $39,366           $41,238
                                                      =======           =======           =======           =======
  Weighted average common shares
    outstanding..................................      83,197            80,015            82,863            79,899

  Effect of dilutive employee stock options......       4,477             4,825             4,852             3,980
                                                      -------           -------           -------           -------
  Adjusted weighted average common
    shares.......................................      87,674            84,840            87,715            83,879
                                                      =======           =======           =======           =======
  Net income per common share....................     $   .40           $   .28           $   .45           $   .49
                                                      =======           =======           =======           =======


     Recent Developments

     Effective October 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2" ("SOP 97-2"). SOP 97-2 requires each element of a software sale arrangement to be separately identified and accounted for based on the relative fair value of such element. Revenue cannot be recognized on any element of the sale arrangement if undelivered elements are essential to the functionality of the delivered elements. Adoption of SOP 97-2 did not significantly affect the Company's results of operations for the three and six months ended March 31, 1999, nor is it expected to have a significant impact on results for the remainder of the year as the Company's revenue recognition policies have historically been substantially in compliance with the practices required by SOP 97-2.

     On December 15, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants released Statement of Position 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition,' with Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element software product sale arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all of the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied.

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

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires the presentation of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's comprehensive income consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities; however, the adoption of FAS 130 had no impact on the Company's net income for the three and six months ended March 31, 1999 and 1998. Information concerning the Company's comprehensive income for the three and six months ended March 31, 1999 and 1998, respectively, is set forth below (in thousands):


                                                              Three Months                             Six Months
                                                              Ended March 31                          Ended March 31
                                                       ---------------------------            ----------------------------
                                                         1999                1998                1999                1998
                                                       -------            --------            --------            --------
Net income.....................................        $35,160             $23,916             $39,366             $41,238
Foreign currency translation adjustments.......           (827)             (3,748)             (4,098)             (7,524)
Unrealized gains (losses) on available-for-
  sale securities, net of taxes................            802                (419)               (845)                 59
                                                       -------            --------            --------            --------
Comprehensive income...........................        $35,135             $19,749             $34,423             $33,773
                                                       =======            ========            ========            ========

2.   Unaudited Interim Financial Statements

     The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain amounts for periods ended prior to March 31, 1999 have been reclassified to conform to the current period presentation. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire fiscal year. The information included in this report should be read in conjunction with the information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

3.   Business Acquisitions and Reorganizations

     Acquisition of Cayenne Software, Inc.

     On October 26, 1998, Sterling Software acquired Cayenne Software, Inc. ("Cayenne"), a global supplier of analysis and design solutions for application and database development, in an $11,400,000 cash-for-stock merger transaction (the "Cayenne Acquisition"). The total cost of the Cayenne Acquisition was approximately $33,184,000, including costs directly related to the acquisition of approximately $21,784,000, consisting of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs. Of the $21,784,000 of direct costs, $10,580,000 had been paid through March 31, 1999. The Cayenne Acquisition was accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations of Cayenne were included in the Company's results of operations from the date of the acquisition as part of the Company's application management business segment. Results of operations for the first six months of 1999 include $9,623,000 of purchased research and development costs, which is the portion of the purchase price attributed to in-process research and development, and which was charged to expense in accordance with the purchase method of accounting. The components of the aggregate cost of the Cayenne Acquisition were as follows (in thousands):

     Cash merger consideration........................................  $11,400
     Cayenne employee severance and benefits..........................   11,912
     Elimination of duplicate facilities and leases...................    5,510
     Transaction costs................................................    2,773
     Other costs......................................................    1,589
                                                                        -------
                                                                        $33,184
                                                                        =======

     The aggregate cost of the Cayenne Acquisition was allocated to the assets and liabilities acquired, with the remainder recorded as excess cost over net assets acquired, based on estimates of fair values (in thousands):

     Working capital (deficit).......................................   $(3,921)
     Property and equipment..........................................       383
     Developed software and core technology..........................    11,434
     Purchased research and development costs charged to expense.....     9,623
     Other assets and liabilities (net)..............................       (89)
     Excess cost over net assets acquired............................    15,754
                                                                        -------
                                                                        $33,184
                                                                        =======

     The estimates of fair value were determined by the Company's management based on information furnished by management of Cayenne and an independent valuation of developed software, core technology and purchased research and development. Amounts allocated to purchased research and development were expensed at the time of the Cayenne Acquisition as the Company determined that the purchased research and development had not reached technological feasibility based on the status of design and development activities that required further refinement and testing.

     The Company is using the purchased research and development to create new products that are expected to become part of the products offered by the application management business segment. The Company expects that products developed from the purchased research and development will generally be released during 1999. The development activities required to complete the purchased research and development technologies include additional coding, cross-platform porting and validation, quality assurance procedures and beta testing. The Company's management expects that the purchased research and development will be successfully developed, however, there can be no assurance that commercial viability or timely release of these products will be achieved.

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

     Acquisition of Synon Corporation

     On July 31, 1998, Sterling Software acquired Synon Corporation ("Synon"), a provider of application development software and services, in a stock-for-stock merger transaction (the "Synon Merger") accounted for as a pooling of interests, valued at approximately $79,000,000. As a result of the transaction, Sterling Software issued approximately 2,603,000 shares of the Company's common stock, par value $.10 per share ("Common Stock"), in exchange for the previously outstanding shares of Synon capital stock and reserved approximately 375,000 shares of Common Stock for issuance upon exercise of assumed Synon stock options. The Company's financial statements for periods prior to the Synon Merger, including the results of the application management business segment, have been restated to represent the combined financial statements of the previously separate entities.

     Reorganization Costs

     The Company's results of operations for the first six months of 1999 include reorganization costs of $19,655,000 related to the reorganization of the Company's operations in connection with the Cayenne Acquisition. Of the total reorganization costs, approximately $8,007,000 consisted of non-cash costs and the remaining $11,648,000 required cash outlays, of which $7,097,000 had been paid through March 31, 1999. At March 31, 1999, the remaining balance to be paid consists primarily of commitments under lease arrangements for office space and equipment. The Company does not expect to incur costs related to this reorganization in excess of the amounts charged to operations in the first quarter of 1999.

     The Company's results of operations for the year ended September 30, 1998 include reorganization costs of $45,162,000 primarily related to the reorganization of the Company's operations in the fourth quarter of 1998 in connection with the Synon Merger. Of the total reorganization costs, approximately $9,552,000 consisted of non-cash costs and the remaining $35,610,000 required cash outlays. At March 31, 1999, the remaining balance to be paid was $8,146,000, which consists primarily of commitments under lease arrangements for office space and equipment. The Company does not expect to incur costs related to this reorganization in excess of the amounts charged to operations in the fourth quarter of 1998.


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

     Financial information concerning the Company's operations, by business segment, for the three and six months ended March 31, 1999 and 1998, is summarized as follows (in thousands):

                                                              Three Months                            Six Months
                                                             Ended March 31                          Ended March 31
                                                     -----------------------------           ------------------------------
                                                        1999                1998                1999                1998
                                                     ---------           ---------           ---------           ----------
Revenue:
  Application Management...................           $ 93,117            $ 91,365            $180,715            $183,890
  Systems Management.......................             60,279              50,314             108,520              92,375
  Federal Systems..........................             38,990              35,905              77,610              69,570
  Corporate and other......................                                                                            628
                                                     ---------           ---------           ---------           ----------
    Consolidated totals....................           $192,386            $177,584            $366,845            $346,463
                                                     =========           =========           =========           ==========

Operating Profit (Loss):
  Application Management...................           $ 26,300            $ 16,591            $ 48,328            $ 28,400
  Systems Management.......................             23,193              18,680              38,809              32,518
  Federal Systems..........................              3,098               2,468               5,908               4,707
  Reorganization costs.....................                                                    (19,655)
  Purchased research and development.......                                                     (9,623)
  Corporate and other......................             (8,114)             (8,062)            (16,181)            (15,861)
                                                     ---------           ---------           ---------           ----------
    Consolidated totals....................           $ 44,477            $ 29,677            $ 47,586            $ 49,764
                                                     =========           =========           =========           ==========


6.   Increase in Authorized Common Stock

     On March 31, 1999, the Sterling Software stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 125,000,000 shares to 250,000,000 shares.


7.   Subsequent Events

     On April 15, 1999, Sterling Software acquired the distributed systems storage software business (the "Alexandria Business") of Spectra Logic Corporation in a cash asset acquisition transaction valued at approximately $33,000,000.

     On April 30, 1999, Sterling Software acquired Interlink Computer Sciences, Inc. ("Interlink"), a global supplier of high-performance solutions for enterprise systems networking, in a two step cash tender offer/merger transaction valued at approximately $64,000,000, net of proceeds from outstanding Interlink stock options and warrants.

     Both acquisitions were accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations of the Alexandria Business and Interlink will be included in the Company's results of operations from the date of the acquisitions and will be reported in the systems management business segment. The Company expects to incur non-recurring charges to operations in the third quarter of 1999, currently estimated to aggregate between $20,000,000 and $30,000,000, primarily related to the reorganization of the Company's operations and the write-off of purchased research and development costs in connection with the acquisitions of the Alexandria Business and Interlink.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Combinations and Reorganizations

     Acquisition of Cayenne Software, Inc.

     On October 26, 1998, Sterling Software acquired Cayenne Software, Inc. ("Cayenne"), a global supplier of analysis and design solutions for application and database development, in an $11,400,000 cash-for-stock merger transaction (the "Cayenne Acquisition"). The total cost of the Cayenne Acquisition was approximately $33,184,000, including costs directly related to the acquisition of approximately $21,784,000, consisting of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs. Of the $21,784,000 of direct costs, $10,580,000 had been paid through March 31, 1999. The Cayenne Acquisition was accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations of Cayenne were included in the Company's results of operations from the date of the acquisition as part of the Company's application management business segment. Results of operations for the first six months of 1999 include $9,623,000 of purchased research and development costs, which is the portion of the purchase price attributed to in-process research and development, and which was charged to expense in accordance with the purchase method of accounting.

     Acquisition of Synon Corporation

     On July 31, 1998, Sterling Software acquired Synon Corporation ("Synon"), a provider of application development software and services, in a stock-for-stock merger transaction (the "Synon Merger") accounted for as a pooling of interests, valued at approximately $79,000,000. As a result of the transaction, Sterling Software issued approximately 2,603,000 shares of the Company's common stock, par value $.10 per share ("Common Stock"), in exchange for the previously outstanding shares of Synon capital stock and reserved approximately 375,000 shares of Common Stock for issuance upon exercise of assumed Synon stock options. The Company's financial statements for periods prior to the Synon Merger, including the results of the application management business segment, have been restated to represent the combined financial statements of the previously separate entities.

     Reorganization Costs

     The Company's results of operations for the first six months of 1999 include reorganization costs of $19,655,000 related to the reorganization of the Company's operations in connection with the Cayenne Acquisition. Of the total reorganization costs, approximately $8,007,000 consisted of non-cash costs and the remaining $11,648,000 required cash outlays, of which $7,097,000 had been paid through March 31, 1999. At March 31, 1999, the remaining balance to be paid consists primarily of commitments under lease arrangements for office space and equipment. The Company does not expect to incur costs related to this reorganization in excess of the amounts charged to operations in the first quarter of 1999.

     The Company's results of operations for the year ended September 30, 1998 include reorganization costs of $45,162,000 primarily related to the reorganization of the Company's operations in the fourth quarter of 1998 in connection with the Synon Merger. Of the total reorganization costs, approximately $9,552,000 consisted of non-cash costs and the remaining $35,610,000 required cash outlays. At March 31, 1999, the remaining balance to be paid was $8,146,000, which consists primarily of commitments under lease arrangements for office space and equipment. The Company does not expect to incur costs related to this reorganization in excess of the amounts charged to operations in the fourth quarter of 1998.

Results of Operations

Three Months Ended March 31, 1999 and 1998

     Total revenue increased $14,802,000, or 8%, in the second quarter of 1999 over the same period of 1998 due to revenue increases in all three of the Company's business segments. Revenue from the application management, systems management and federal systems business segments increased by 2%, 20% and 9%, respectively, in the second quarter of 1999 over the same period in 1998. Without the effect of the Synon restatement, total application management revenue would have increased 27% and total revenue would have increased 21% in the second quarter of 1999 over the same period of 1998.

     Revenue generated from the Company's international operations was $72,329,000 and $69,129,000 in the second quarter of 1999 and 1998, respectively, representing an increase of $3,200,000, or 5%. This was due to a 5% quarter over quarter increase in international revenue generated by both the systems management and application management business segments. Revenue from the Company's international operations represented 38% and 39% of total revenue in the second quarter of 1999 and 1998, respectively. Without the effect of the Synon restatement, revenue from the Company's international operations would have increased 20% in the second quarter of 1999 over the same period of 1998.

     The Company's recurring revenue includes revenue from product support agreements generally having terms ranging from one to three years and federal contracts generally having terms ranging from one to five years. Like most federal contracts, Sterling Software's federal contracts permit termination by the government for convenience or for failure to obtain funding. Recurring revenue increased to 46% of total revenue in the second quarter of 1999 compared to 45% in the same period of 1998.

     Revenue from the application management business segment increased $1,752,000, or 2%, in the second quarter of 1999 compared to the same period of 1998 due to a 10% increase in products revenue and a 16% increase in product support revenue, offset by a 26% decline in services revenue. Without the effect of the Synon restatement, total application management revenue would have increased 27% in the second quarter of 1999 over the same period of 1998 with 26%, 44% and 8% increases in products, product support and services revenue, respectively. The reported decline in services revenue is due primarily to the Company's execution of its strategy of transitioning consulting services opportunities to partners and third-party consulting firms in order to focus the Company's efforts on more profitable software product sales. The reported increase in products revenue is due to strong internal growth as well as growth due to sales of products acquired in the Cayenne Acquisition, offset by the discontinuance of sales of a non-strategic product acquired in the Synon Merger. Approximately 51% of the application management business segment's total revenue in the second quarter of 1999 was derived from the Company's international operations, compared to 50% in the same period of 1998.

     Revenue from the systems management business segment increased $9,965,000, or 20%, in the second quarter of 1999 over the same period of 1998 primarily due to a 28% increase in products revenue and a 3% increase in product support revenue. The increase in products revenue was mainly attributable to strong product sales in the storage management and network management product lines. Approximately 41% of the systems management business segment's total revenue in the second quarter of 1999 was derived from the Company's international operations, compared to 47% in the same period of 1998.

     Revenue from the federal systems business segment increased $3,085,000, or 9%, in the second quarter of 1999 over the same period of 1998 primarily due to higher contract billings in the segment's defense business as well as revenue added as a result of the Company's acquisition of Mystech Associates, Inc. in the fourth quarter of 1998 (the "Mystech Merger").

     Total costs and expenses remained constant in the second quarter of 1999 over the same period of 1998. An 11% decrease in total costs in the application management business segment was offset by increases in total costs in the systems management and federal systems business segments of 17% and 7%, respectively. The decrease in total costs in the application management business segment is primarily a result of the Company's lower cost structure in that business segment, compared to the cost structure of the former Synon operation. The increase in total costs in the systems management and federal systems business segments is consistent with revenue growth in these segments.

     Total cost of sales remained constant in the second quarter of 1999 compared to the same period of 1998, and represented 37% and 40% of total revenue in the second quarter of 1999 and 1998, respectively. Cost of sales for products and product support represented 15% of products and product support revenue in both the second quarters of 1999 and 1998. Cost of sales for services represented 86% of services revenue in both the second quarters of 1999 and 1998.

     Product development expense for the second quarter of 1999 grew 1% to $9,524,000, as compared to product development expense in the second quarter of 1998 of $9,410,000. Without the effect of the Synon restatement, product development expense would have increased 22% in the second quarter of 1999 over the same period of 1998. Gross product development expense, before capitalization of software, was 11% of non-federal revenue in the second quarter of 1999 compared with 12% for the same period of 1998. In the second quarter of 1999, the Company capitalized $7,940,000 of development costs, a 45% capitalization rate, and amortized $6,350,000 of software. This compares to $7,181,000 of capitalized development costs, or a 43% capitalization rate, and $5,149,000 of software amortization in the second quarter of 1998. Product development expenses and the capitalization rate historically have fluctuated, and may in the future continue to fluctuate, from period to period depending in part upon the number and status of software development projects that are in process.

     Selling, general and administrative expenses decreased $153,000 in the second quarter of 1999 compared to the same period of 1998, primarily due to a decrease in selling, general and administrative expenses in the application management business segment offset by an increase in selling, general and administrative expenses in the systems management business segment. The decrease in selling, general and administrative expenses in the application management business segment is primarily a result of the Company's lower cost structure in that business segment, compared to the cost structure of the former Synon operation. The increase in selling, general and administrative expenses in the systems management business segment is consistent with revenue growth in this segment. Selling, general and administrative expenses represented 35% and 38% of total revenue in the second quarter of 1999 and 1998, respectively.

     Income before income taxes in the second quarter of 1999 was $53,273,000 compared to $37,545,000 for the same period of 1998. Income before income taxes increased $15,728,000, or 42%, primarily due to higher profits in all three of the Company's business segments.

     The Company's effective tax rate for the second quarter of 1999 was 34% compared to 36% for the same period of 1998. The effective tax rate for the second quarter of 1998 was adversely impacted by unbenefited losses incurred by Synon prior to the Synon Merger.

Six Months Ended March 31, 1999 and 1998

     Total revenue increased $20,382,000, or 6%, in the first six months of 1999 over the same period of 1998 due to revenue increases in the Company's systems management and federal systems business segments. Revenue from the systems management and federal systems business segments increased by 17% and 12%, respectively, in the first six months of 1999 over the same period in 1998. Revenue increases in the systems management and federal systems business segments were partially offset by a 2% decline in total revenue from the application management business segment for the same period. Without the effect of the Synon restatement, total application management revenue would have increased 24% and total revenue would have increased 19% in the first six months of 1999 over the same period of 1998.

     Revenue generated from the Company's international operations was $143,693,000 and $139,139,000 in the six months ended March 31, 1999 and 1998, respectively, representing an increase of $4,554,000, or 3%. This was due to a 15% period over period increase in international revenue generated by the systems management business segment, partially offset by a 2% period over period decline in international revenue generated by the application management business segment. Revenue from the Company's international operations represented 39% and 40% of total revenue in the first six months of 1999 and 1998, respectively. Without the effect of the Synon restatement, revenue from the Company's international operations would have increased 21% in the first six months of 1999 over the same period of 1998.

     The Company's recurring revenue includes revenue from product support agreements generally having terms ranging from one to three years and federal contracts generally having terms ranging from one to five years. Like most federal contracts, Sterling Software's federal contracts permit termination by the government for convenience or for failure to obtain funding. Recurring revenue increased to 48% of total revenue in the first six months of 1999 compared to 46% in the same period of 1998.

     Revenue from the application management business segment declined $3,175,000, or 2%, in the first six months of 1999 compared to the same period of 1998 due to a 23% decline in services revenue and a 1% decline in products revenue, partially offset by a 16% increase in product support revenue. Without the effect of the Synon restatement, total application management revenue would have increased 24% in the six months ended March 31, 1999 over the same period of 1998 with 19%, 43% and 9% increases in products, product support and services revenue, respectively. The reported decline in services revenue is due primarily to the Company's execution of its strategy of transitioning consulting services opportunities to partners and third-party consulting firms in order to focus the Company's efforts on more profitable software product sales. The reported decline in products revenue is due primarily to the discontinuance of sales of a non-strategic product acquired in the Synon Merger offset by internal growth as well as growth due to the sale of products acquired in the Cayenne Acquisition. Approximately 51% of the application management business segment's total revenue in the first six months of 1999 was derived from the Company's international operations, compared to 52% in the same period of 1998.

     Revenue from the systems management business segment increased $16,145,000, or 17%, in the six months ended March 31, 1999 over the same period of 1998 primarily due to a 24% increase in products revenue and a 6% increase in product support revenue. The increase in products revenue was mainly attributable to higher product sales in the storage management and network management product lines. Approximately 47% of the systems management business segment's total revenue in the first six months of 1999 was derived from the Company's international operations, compared to 48% in the same period of 1998.

     Revenue from the federal systems business segment increased $8,040,000, or 12%, in the first six months of 1999 over the same period of 1998 primarily due to higher contract billings in the segment's defense business as well as revenue added as a result of the Mystech Merger.

     Total costs and expenses increased $22,560,000, or 8%, in the first six months of 1999 over the same period of 1998. However, excluding the Cayenne-related reorganization costs of $19,655,000 and the write-off of Cayenne-related purchased research and development costs of $9,623,000 in the first quarter of 1999, total costs and expenses decreased $6,718,000, or 2%. A 15% decrease in total costs in the application management business segment was offset by increases in total costs in the systems management and federal systems business segments of 16% and 11%, respectively. The decrease in total costs in the application management business segment is primarily a result of the Company's lower cost structure in that business segment, compared to the cost structure of the former Synon operation. The increase in total costs in the systems management and federal systems business segments is consistent with revenue growth in these segments.

     Total cost of sales increased $1,969,000, or 1%, in the first six months of 1999 compared to the same period of 1998, and represented 39% and 40% of total revenue in the first six months of 1999 and 1998, respectively. Cost of sales for products and product support represented 15% of products and product support revenue in both the first six months of 1999 and 1998. Cost of sales for services represented 89% of services revenue in the first six months of 1999 compared to 87% for the same period in 1998.

     Product development expense for the first six months of 1999 decreased 6% to $18,879,000, as compared to product development expense in the first six months of 1998 of $20,018,000. Without the effect of the Synon restatement, product development expense would have increased 13% in the first six months of 1999 over the same period of 1998. Gross product development expense, before capitalization of software, was 11% of non-federal revenue in the six months ended March 31, 1999 compared with 12% for the same period of 1998. In the first six months of 1999, the Company capitalized $14,092,000 of development costs, a 43% capitalization rate, and amortized $11,428,000 of software. This compares to $13,157,000 of capitalized development costs, or a 40% capitalization rate, and $10,104,000 of software amortization in the first six months of 1998. Product development expenses and the capitalization rate historically have fluctuated, and may in the future continue to fluctuate, from period to period depending in part upon the number and status of software development projects that are in process.

     Selling, general and administrative expenses decreased $7,548,000, or 6%, in the six months ended March 31, 1999 compared to the same period of 1998, primarily due to a decrease in selling, general and administrative expenses in the application management business segment, partially offset by increased selling, general and administrative expenses in the systems management business segment. The decrease in selling, general and administrative expenses in the application management business segment is primarily a result of the Company's lower cost structure in that business segment, compared to the cost structure of the former Synon operation. The increase in selling, general and administrative expenses in the systems management business segment is consistent with revenue growth in this segment. Selling, general and administrative expenses represented 35% and 40% of total revenue in the first six months of 1999 and 1998, respectively.

     Income before income taxes in the first six months of 1999 was $65,186,000 compared to $65,705,000 for the same period of 1998. However, excluding the Cayenne-related reorganization costs of $19,655,000 and the write-off of Cayenne-related purchased research and development costs of $9,623,000 in the first quarter of 1999, income before income taxes increased $28,759,000, or 44%, primarily due to higher profits in all three of the Company's business segments.

     The Company's effective tax rate for the first six months of 1999 was 40% compared to 37% for the same period of 1998. The effective tax rate for the first six months of 1999 was adversely impacted by the write-off of purchased research and development costs related to the Cayenne Acquisition that will not provide a tax benefit to the Company. Before the net tax benefit related to the Cayenne-related reorganization costs and the write-off of purchased research and development costs, the Company's effective tax rate for the first six months of 1999 was 34%. The effective tax rate for the first six months of 1998 was adversely impacted by unbenefited losses incurred by Synon prior to the Synon Merger.

Liquidity and Capital Resources

     The Company maintained a strong liquidity and financial position with $699,119,000 of working capital at March 31, 1999, which included $439,982,000 of cash and cash equivalents and $264,108,000 of marketable securities. Net cash provided by operating activities was $22,986,000 in the first six months of 1999 as compared to $42,025,000 in the first six months of 1998. Net cash provided by operating activities in the first six months of 1999 was reduced by payments made during the period of approximately $38,399,000 primarily related to the Synon Merger and related reorganization that occurred in the fourth quarter of 1998 and the Cayenne Acquisition and related reorganization that occurred in the first quarter of 1999. Net cash provided by operating activities in the first six months of 1998 was reduced by payments of approximately $20,499,000 related to the acquisition of substantially all of the assets of the Software Division of Texas Instruments Incorporated and the related reorganizations that occurred in the third quarter of 1997.

     Investing activities provided $3,285,000 of cash in the first six months of 1999 and used $54,063,000 in the first six months of 1998. Capital expenditures in the first six months of 1999 were $16,831,000 compared to $13,479,000 in the first six months of 1998. Purchases and capitalized costs of computer software were $14,409,000 and $13,322,000 in the first six months of 1999 and 1998, respectively. Cash provided by operating activities, together with other available cash, was used to fund capital expenditures and additions to computer software, as well as the Cayenne Acquisition.

     Financing activities provided $19,153,000 of cash in the first six months of 1999 compared to $778,000 in the first six months of 1998. The Company received proceeds of approximately $10,008,000 and $6,249,000 from the exercise of employee stock options in the first six months of 1999 and 1998, respectively. Also, the Company received proceeds of $6,810,000 in the first six months of 1999 from the issuance of Common Stock pursuant to the Company's employee stock purchase plan.

     The Company is party to a bank credit agreement (the "Credit Agreement") which provides for unsecured revolving credit loans of up to $35,000,000. Borrowings under the Credit Agreement, which expires on June 30, 2000, bear interest at the lower of the lender's base rate or a Eurodollar lending rate plus one-half percent. No amounts were borrowed under the Credit Agreement during the first six months of 1999 or 1998.

     At March 31, 1999, the Company's short- and long-term cash commitments, including remaining costs related to the Cayenne Acquisition, the Synon Merger and the Mystech Merger and the related reorganizations, consisted primarily of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations primarily from cash provided by operating activities.

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

     Among other risks associated with the year 2000 issue, some commentators have predicted that it may affect historical purchasing patterns and trends in the software industry. For example, certain industry analysts have indicated that many enterprises intend to make no changes to their existing computing environments during the latter part of calendar 1999 and the early part of 2000. To date, the Company has not experienced any discernable trend indicating a material reduction in demand for the Company's products. Because of the general uncertainty that surrounds the year 2000 issue, however, there can be no assurance that it will not affect future customer purchasing patterns or negatively affect demand for the Company's products in future periods.

     As the turn of the century approaches, the Company is continuing to assess the need for and refine contingency plans associated with the year 2000 issue. Among other things, the Company's product support organizations are developing and refining plans to make available additional customer support resources in late December of 1999 and early January of 2000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on March 31, 1999, at which the stockholders of the Company voted on and approved the following:

          1. The election of three Class C directors of the Company for terms expiring at the Company's Annual Meeting of Stockholders in 2002.

          2. The amendment of the Company's Certificate of Incorporation to increase the number of shares of authorized Common Stock from 125,000,000 shares to 250,000,000 shares.

     The voting with respect to each of these matters was as follows:

          1.  Election of Directors
              ---------------------

              Name                        For                 Withheld
              -----                       ---                 --------
              Sam Wyly                    70,897,940          4,796,919
              Sterling L. Williams        70,899,747          4,795,112
              Donald R. Miller, Jr.       70,463,467          5,231,392

          2.  Amendment to the Company's Certificate of Incorporation
              -------------------------------------------------------

              For              Against         Abstentions
              ---              -------         -----------
              70,710,664       4,811,977       172,218

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

     2.3 Asset Purchase Agreement, dated as of March 6, 1999, between the Company, Spectra Logic Corporation, Sterling Software (U.S.A.), Inc., Nathan C. Thompson and Michael J. Sausa (2), (4)

     2.4 Agreement and Plan of Merger, dated as of March 23, 1999, among the Company, Sterling Software (Southwest), Inc. and Interlink Computer Sciences, Inc. (2), (5)

     3.1  Certificate of Incorporation, as amended, of the Company (4)

     3.2  Bylaws, as amended, of the Company (6)


     27   Financial Data Schedule (4)

-------------
(1) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated June 21, 1998 and incorporated herein by reference (SEC File No. 98652676).
(2) In accordance with Item 601 of Regulation S-K, the schedules and exhibits relating to the agreement have been omitted. The Company will furnish supplementally to the Securities and Exchange Commission such schedules or exhibits upon request.
(3) Previously filed as an exhibit to the Current Report on Form 8-K dated August 27, 1998 filed by Cayenne Software, Inc. and incorporated herein by reference (File ID #000-19682, SEC File No. 98700698).
(4) Filed herewith.
(5) Previously filed as an exhibit to the Company's Tender Offer Statement on
    Schedule 14D-1 dated March 30, 1999 and incorporated herein by reference (SEC File No. 99579124).
(6) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A filed on May 27, 1998 and incorporated herein by reference (SEC File No. 98632257).

     (b)  Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the three month period ended March 31, 1999.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STERLING SOFTWARE, INC.




Date:  May 11, 1999             By:          /s/ Sterling L. Williams
                                    --------------------------------------------
                                               Sterling L. Williams
                                        President, Chief Executive Officer
                                                   and Director
                                           (Principal Executive Officer)





Date:  May 11, 1999                            /s/ R. Logan Wray
                                    --------------------------------------------
                                                  R. Logan Wray
                                              Senior Vice President
                                           and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit
 No.                                Description
-------  -----------------------------------------------------------------------

 2.1 Agreement and Plan of Merger, dated as of June 20, 1998, among the Company, Sterling Software (Southern), Inc. and Synon Corporation (1),
         (2)

 2.2 Agreement and Plan of Merger, dated as of August 27, 1998, among the Company, Sterling Software (Southern), Inc. and Cayenne Software, Inc.
         (2), (3)

 2.3 Asset Purchase Agreement, dated as of March 6, 1999, between the Company, Spectra Logic Corporation, Sterling Software (U.S.A.), Inc., Nathan C. Thompson and Michael J. Sausa (2), (4)

 2.4 Agreement and Plan of Merger, dated as of March 23, 1999, among the Company, Sterling Software (Southwest), Inc. and Interlink Computer Sciences, Inc. (2), (5)

 3.1     Certificate of Incorporation, as amended, of the Company (4)

 3.2     Bylaws, as amended, of the Company (6)


 27      Financial Data Schedule (4)

         --------------
(1) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated June 21, 1998 and incorporated herein by reference (SEC File No. 98652676).
(2) In accordance with Item 601 of Regulation S-K, the schedules and exhibits relating to the agreement have been omitted. The Company will furnish supplementally to the Securities and Exchange Commission such schedules or exhibits upon request.
(3) Previously filed as an exhibit to the Current Report on Form 8-K dated August 27, 1998 filed by Cayenne Software, Inc. and incorporated herein by reference (File ID #000-19682, SEC File No. 98700698).
(4)      Filed herewith.
(5) Previously filed as an exhibit to the Company's Tender Offer Statement on Schedule 14D-1 dated March 30, 1999 and incorporated herein by reference (SEC File No. 99579124).
(6) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A filed on May 27, 1998 and incorporated herein by reference (SEC File No. 98632257).