Form 10-Q
period 1999-06-30
STERLING SOFTWARE INC
filed 1999-08-04
CIK 716714

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
       (Mark One)
             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                          Commission File No. 1-8465

                            STERLING SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)


                 Delaware                                75-1873956
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)             Identification Number)


                        300 Crescent Court, Suite 1200
                             Dallas, Texas  75201
         (Address of principal executive offices, including zip code)



      Registrant's telephone number, including area code:  (214) 981-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X     No
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Title                     Shares Outstanding as of July 30, 1999
   -----------------------------       --------------------------------------
   Common Stock, $0.10 par value                    84,246,875

                        PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

Item 1.  Financial Statements.............................................. 3

Sterling Software, Inc. Consolidated Balance Sheets at
   June 30, 1999 and September 30, 1998.................................... 3

Sterling Software, Inc. Consolidated Statements of Operations
   for the Three and Nine Months Ended June 30, 1999 and 1998.............. 4

Sterling Software, Inc. Consolidated Statement of Stockholders'
   Equity for the Nine Months Ended June 30, 1999.......................... 5

Sterling Software, Inc. Consolidated Statements of Cash Flows
   for the Nine Months Ended June 30, 1999 and 1998........................ 6

Sterling Software, Inc. Notes to Consolidated Financial Statements......... 7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................... 17



                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K ................................. 27

                            STERLING SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share information)

                                  A S S E T S

                                                                                        June 30          September 30
                                                                                         1999                1998
                                                                                     -------------       ------------
                                                                                      (unaudited)
Current assets:
 Cash and cash equivalents...................................................         $  425,895          $  397,312
 Marketable securities.......................................................            221,607             310,537
 Accounts and notes receivable, net..........................................            229,763             200,428
 Prepaid expenses and other current assets...................................             31,158              32,253
                                                                                      ----------          ----------
   Total current assets......................................................            908,423             940,530

Property and equipment, net of accumulated depreciation of $60,112 at
 June 30, 1999 and $49,832 at September 30, 1998.............................             76,929              66,726

Computer software, net of accumulated amortization of $121,274 at
 June 30, 1999 and $112,734 at September 30, 1998............................            124,145              81,606

Excess cost over net assets of businesses acquired, net of accumulated
 amortization of $35,079 at June 30, 1999 and $27,316 at September 30, 1998..            125,580              76.086

Other assets.................................................................             19,887              24,040
                                                                                      ----------          ----------
                                                                                      $1,254,964          $1,188,988
                                                                                      ==========          ==========

     L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y

Current liabilities:
 Accounts payable and accrued liabilities....................................         $  166,656          $  164,349
 Deferred revenue............................................................             92,125             102,880
                                                                                      ----------          ----------
   Total current liabilities.................................................            258,781             267,229

Noncurrent deferred revenue..................................................             39,288              27,649
Other noncurrent liabilities.................................................             31,311              32,552

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.10 par value; 10,000,000 shares authorized, no shares issued or outstanding......................................................
 Common stock, $.10 par value; 250,000,000 and 125,000,000 shares authorized at June 30, 1999 and September 30, 1998, respectively;
  86,371,000 and 84,845,000 shares issued at June 30, 1999 and
  September 30, 1998, respectively...........................................              8,637               8,485
 Additional paid-in capital..................................................            882,274             858,615
 Retained earnings...........................................................             89,078              50,462
 Less treasury stock, at cost; 2,525,000 and 2,599,000 shares at
  June 30, 1999 and September 30, 1998, respectively.........................            (54,405)            (56,004)
                                                                                      ----------          ----------
   Total stockholders' equity................................................            925,584             861,558
                                                                                      ----------          ----------
                                                                                      $1,254,964          $1,188,988
                                                                                      ==========          ==========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share information)
                                  (unaudited)

                                                             Three Months                             Nine Months
                                                             Ended June 30                           Ended June 30
                                                     -----------------------------           -----------------------------
                                                        1999                1998                1999                1998
                                                     ---------           ---------           ---------           ---------
Revenue:
 Products.................................            $ 99,238            $ 71,266            $246,419            $206,167
 Product support..........................              52,163              46,425             154,553             137,991
 Services.................................              58,364              63,100             175,638             183,096
                                                     ---------           ---------           ---------           ---------
                                                       209,765             180,791             576,610             527,254
Costs and expenses:
 Cost of sales:
  Products and product support............              21,034              17,007              58,803              52,070
  Services................................              52,565              54,708             156,449             159,329
                                                     ---------           ---------           ---------           ---------
                                                        73,599              71,715             215,252             211,399
 Product development and enhancement......               9,250               8,090              28,129              28,108
 Selling, general and administrative......              74,618              66,407             204,067             203,404
 Reorganization costs.....................              14,098                                  33,753
 Purchased research and development.......              22,468                                  32,091
                                                     ---------           ---------           ---------           ---------
                                                       194,033             146,212             513,292             442,911
                                                     ---------           ---------           ---------           ---------
Income before other income (expense) and
 income taxes.............................              15,732              34,579              63,318              84,343


Other income (expense):
 Interest expense.........................                 (43)                (90)               (302)               (195)
 Investment income........................               7,929               8,652              25,140              25,263
 Other....................................                 406                (517)              1,054              (1,082)
                                                     ---------           ---------           ---------           ---------
                                                         8,292               8,045              25,892              23,986
                                                     ---------           ---------           ---------           ---------

Income before income taxes................              24,024              42,624              89,210             108,329
Provision for income taxes................              14,713              15,413              40,533              39,880
                                                     ---------           ---------           ---------           ---------

Net income................................            $  9,311            $ 27,211            $ 48,677            $ 68,449
                                                     =========           =========           =========           =========
Income per common share:
 Net income:
  Basic...................................                $.11                $.34                $.59                $.85
                                                     =========           =========           =========           =========
  Diluted.................................                $.11                $.32                $.55                $.81
                                                     =========           =========           =========           =========


                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Nine Months Ended June 30, 1999
                                (in thousands)
                                  (unaudited)


                                      Common Stock                                   Treasury Stock
                                   ------------------                               -----------------
                                   Number                Additional                 Number                   Total
                                     of         Par       Paid-in      Retained       of                  Stockholders'
                                   Shares      Value      Capital      Earnings     Shares     Cost          Equity
                                   -------     ------    ---------     --------    --------   --------    ------------
Balance at September 30, 1998..     84,845     $8,485     $858,615      $ 50,462      2,599   $(56,004)       $861,558
 Net income....................                                           48,677                                48,677
 Issuance of common stock
  pursuant to stock options....      1,228        122       16,849                                              16,971
 Issuance of common stock to
  401(k) plan..................                                 30                      (74)     1,599           1,629
 Issuance of common stock
  pursuant to employee stock
  purchase plan................        298         30        6,780                                               6,810
 Other.........................                                          (10,061)                              (10,061)
                                   -------     ------    ---------      --------    -------   --------     ------------
Balance at June 30, 1999.......     86,371     $8,637     $882,274      $ 89,078      2,525   $(54,405)       $925,584
                                   =======     ======    =========      ========    =======   ========     ============



                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                                  Nine Months
                                                                                                 Ended June 30
                                                                                        ------------------------------
                                                                                           1999                 1998
                                                                                        ---------            ---------
Operating activities:
 Net income..................................................................           $  48,677            $  68,449
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.............................................              40,333               33,287
   Provision for losses on accounts receivable...............................               2,360                2,810
   Provision for deferred income taxes.......................................              11,681               27,762
   Reorganization costs......................................................              16,737
   Purchased research and development........................................              32,091
   Changes in operating assets and liabilities, net of effects of business acquisitions:
      Increase in accounts and notes receivable..............................             (17,176)              (9,136)
      Decrease (increase) in prepaid expenses and other assets...............               4,679               (1,791)
      Decrease in accounts payable and accrued liabilities...................             (64,999)             (41,819)
      Decrease in deferred revenue...........................................             (18,662)              (6,844)
      Other..................................................................               4,979               13,346
                                                                                        ---------            ---------
       Net cash provided by operating activities.............................              60,700               86,064

Investing activities:
 Purchases of property and equipment.........................................             (23,127)             (22,796)
 Purchases and capitalized cost of development of computer software..........             (24,292)             (20,268)
 Business acquisitions, net of cash acquired.................................             (89,992)              (3,626)
 Purchases of investments....................................................            (287,109)            (189,944)
 Proceeds from sales of investments..........................................             375,223              145,720
 Other.......................................................................                 (78)               1,798
                                                                                        ---------            ---------
       Net cash used in investing activities.................................             (49,375)             (89,116)

Financing activities:
 Proceeds from issuance of common stock pursuant to exercise of stock
  options....................................................................              16,971               15,339
 Proceeds from issuance of common stock pursuant to employee stock purchase
  plan.......................................................................               6,810
 Other.......................................................................              (3,278)              (3,574)
                                                                                        ---------            ---------
       Net cash provided by financing activities.............................              20,503               11,765

Effect of foreign currency exchange rate changes on cash.....................              (3,245)              (2,181)
                                                                                        ---------            ---------
Increase in cash and cash equivalents........................................              28,583                6,532
Cash and cash equivalents at beginning of period.............................             397,312              436,955
                                                                                        ---------            ---------
Cash and cash equivalents at end of period...................................           $ 425,895            $ 443,487
                                                                                        =========            =========
Supplemental cash flow information:
 Income taxes paid, net of refunds received..................................           $  18,528            $   2,563
                                                                                        =========            =========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (unaudited)

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

     Basis of Presentation

     The consolidated financial statements include the accounts of Sterling Software after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies at June 30, 1999 and September 30, 1998 and the results of operations for the three and nine months ended June 30, 1999 and 1998. While management has based its estimates and assumptions on the facts and circumstances known to it as of the date of this report, actual amounts may differ from such estimates and assumptions.

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

     Earnings Per Common Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                         Three Months Ended                  Nine Months Ended
                                                              June 30                             June 30
                                                    ---------------------------         --------------------------
                                                       1999              1998              1999             1998
                                                    ---------         ---------         ---------        ---------
Basic:
 Net income......................................     $ 9,311           $27,211           $48,677           $68,449
                                                    =========         =========         =========         =========
 Weighted average common shares
   outstanding ..................................      83,536            80,650            83,087            80,150
                                                    =========         =========         =========         =========
 Net income per common share.....................     $   .11           $   .34           $   .59           $   .85
                                                    =========         =========         =========         =========
Diluted:
 Net income......................................     $ 9,311           $27,211           $48,677           $68,449
                                                    =========         =========         =========         =========
 Weighted average common shares
   outstanding ..................................      83,536            80,650            83,087            80,150
 Effect of dilutive employee stock options.......       4,200             5,712             4,703             4,695
                                                    ---------         ---------         ---------         ---------
 Adjusted weighted average common shares.........      87,736            86,362            87,790            84,845
                                                    =========         =========         =========         =========
 Net income per common share.....................     $   .11           $   .32           $   .55           $   .81
                                                    =========         =========         =========         =========


     Recent Developments

     Effective October 1, 1998, the Company adopted Statement of Position
97-2, "Software Revenue Recognition," as amended by Statement of Position 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2" ("SOP 97-2"). SOP 97-2 requires each element of a software sale arrangement to be separately identified and accounted for based on the relative fair value of such element. Revenue cannot be recognized on any element of the sale arrangement if undelivered elements are essential to the functionality of the delivered elements. Adoption of SOP 97-2 did not significantly affect the Company's results of operations for the three and nine months ended June 30, 1999, nor is it expected to have a significant impact on results for the remainder of the year as the Company's revenue recognition policies have historically been substantially in compliance with the practices required by SOP 97-2.

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

     The provisions of SOP 98-9 that extend the deferral of certain passages of SOP 97-2 became effective December 15, 1998. All other provisions of SOP 98-9 will be effective for the Company's fiscal year beginning October 1, 1999. Retroactive application is prohibited. The adoption of SOP 98-9 is not expected to have a material impact on the financial position or results of operations of the Company.

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires the presentation of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's comprehensive income consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities; however, the adoption of FAS 130 had no impact on the Company's net income for the three and nine months ended June 30, 1999 and 1998. Information concerning the Company's comprehensive income for the three and nine months ended June 30, 1999 and 1998, respectively, is set forth below (in thousands):

                                                          Three Months                            Nine Months
                                                         Ended June 30                           Ended June 30
                                                  ---------------------------            ----------------------------
                                                    1999                1998                1999                1998
                                                  --------          ---------            ---------           --------
Net income.................................       $ 9,311             $27,211             $48,677             $68,449
Foreign currency translation adjustments...        (5,373)                 31              (9,473)             (7,493)
Unrealized gains (losses) on
 available-for-sale securities, net of
 taxes.....................................           257                 (23)               (588)                 36
                                                 --------            --------            --------            --------
Comprehensive income.......................       $ 4,195             $27,219             $38,616             $60,992
                                                 ========            ========            ========            ========

2.   Unaudited Interim Financial Statements

     The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain amounts for periods ended prior to June 30, 1999 have been reclassified to conform to the current period presentation. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire fiscal year. The information included in this report should be read in conjunction with the information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

3.   Business Acquisitions and Reorganizations

     Acquisition of Spectra Logic's Alexandria Business and Interlink Computer Sciences, Inc.

     On April 15, 1999, Sterling Software acquired the distributed systems storage software business (the "Alexandria Business") of Spectra Logic Corporation in a cash asset acquisition transaction valued at approximately $33,000,000. On April 30, 1999, Sterling Software acquired Interlink Computer Sciences, Inc. ("Interlink"), a global supplier of high-performance solutions for enterprise systems networking, in a two-step cash tender offer/merger transaction valued at approximately $63,907,000, net of proceeds from outstanding Interlink stock options and warrants. The total cost of both acquisitions was approximately $115,128,000, including costs directly related to the acquisitions of approximately $18,221,000, consisting of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs. At June 30, 1999, of the $18,221,000 of direct costs, the remaining balance to be paid was $10,128,000.

     Both acquisitions were accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations of the Alexandria Business and Interlink were included in the Company's results of operations from the respective dates of the acquisitions as part of the Company's systems management business segment. Results of operations for the third quarter of 1999 and the first nine months of 1999 include $22,468,000 of purchased research and development costs, which is the portion of the purchase price from both acquisitions attributed to in-process research and development, and which was charged to expense in accordance with the purchase method of accounting.

     The components of the aggregate cost of the Alexandria and Interlink acquisitions were as follows (in thousands):

     Cash transaction consideration................................  $ 96,907
     Interlink and Alexandria employee severance and benefits......    11,364
     Elimination of duplicate facilities and leases................     2,725
     Transaction costs.............................................     3,445
     Other costs...................................................       687
                                                                     --------
                                                                     $115,128
                                                                     ========

     The aggregate cost of the Alexandria and Interlink acquisitions was allocated to the respective assets and liabilities acquired and to purchased research and development, with the remainder recorded as excess cost over net assets acquired, based on estimates of fair values (in thousands):


     Working capital...............................................  $ 15,266
     Property and equipment........................................     1,037
     Developed software and core technology........................    37,244
     Purchased research and development costs charged to expense...    22,468
     Other assets and liabilities (net)............................       735
     Excess cost over net assets acquired..........................    38,378
                                                                     --------
                                                                     $115,128
                                                                     ========

     The estimates of fair value were determined by the Company's management based on information furnished by management of Spectra Logic Corporation and Interlink and a preliminary independent valuation of developed software, core technology and purchased research and development. Amounts allocated to purchased research and development were expensed at the time of the acquisitions as the Company determined that the purchased research and development had not reached technological feasibility based on the status of design and development activities that required further refinement and testing.

     The Company is using the purchased research and development to create new products that are expected to become part of the products offered by the systems management business segment. The Company expects that products developed from the purchased research and development will generally be released during the remainder of 1999 and 2000. The development activities required to complete the purchased research and development technologies include additional coding, cross-platform porting and validation, quality assurance procedures and beta testing. The Company's management expects that the purchased research and development will be successfully developed; however, there can be no assurance that commercial viability or timely release of these products will be achieved.

     Acquisition of Cayenne Software, Inc.

     On October 26, 1998, Sterling Software acquired Cayenne Software, Inc. ("Cayenne"), a global supplier of analysis and design solutions for application and database development, in an $11,400,000 cash-for-stock merger transaction (the "Cayenne Acquisition"). The total cost of the Cayenne Acquisition was approximately $33,184,000, including costs directly related to the acquisition of approximately $21,784,000, consisting of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs. At June 30, 1999, of the $21,784,000 of direct costs, the remaining balance to be paid was $8,533,000.

     The Cayenne Acquisition was accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations of Cayenne were included in the Company's results of operations from the date of the acquisition as part of the Company's application management business segment. Results of operations for the first nine months of 1999 include $9,623,000 of purchased research and development costs, which is the portion of the purchase price attributed to in-process research and development, and which was charged to expense in accordance with the purchase method of accounting.

     The components of the aggregate cost of the Cayenne Acquisition were as follows (in thousands):

     Cash merger consideration.....................................  $11,400
     Cayenne employee severance and benefits.......................   11,912
     Elimination of duplicate facilities and leases................    5,510
     Transaction costs.............................................    2,773
     Other costs...................................................    1,589
                                                                     -------
                                                                     $33,184
                                                                     =======

     The aggregate cost of the Cayenne Acquisition was allocated to the assets and liabilities acquired and to purchased research and development, with the remainder recorded as excess cost over net assets acquired, based on estimates of fair values (in thousands):


     Working capital (deficit)...................................... $(3,921)
     Property and equipment.........................................     383
     Developed software and core technology.........................  11,434
     Purchased research and development costs charged to expense....   9,623
     Other assets and liabilities (net).............................     (89)
     Excess cost over net assets acquired...........................  15,754
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

     The Company is using the purchased research and development to create new products that are expected to become part of the products offered by the application management business segment. Products developed from the purchased research and development are generally being released during calendar 1999. The Company's management expects that the purchased research and development will be successfully developed; however, there can be no assurance that commercial viability or timely release of these products will be achieved.

     Methodology for Valuing Purchased Research and Development

     The value of the purchased research and development attributable to each acquisition was determined by discounting the estimated projected net cash flows related to the applicable products, including costs to complete the development of the technology and the future revenues to be earned upon release of the products. The projected net cash flows from such products were based on estimates of revenues and operating profits related to such products.

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

     Reorganization Costs

     The Company's results of operations for the third quarter of 1999 and the first nine months of 1999 include reorganization costs of $14,098,000 related to the reorganization of the Company's operations in connection with the Alexandria and Interlink acquisitions. Of the total reorganization costs, approximately $8,730,000 consisted of non-cash costs and the remaining $5,368,000 required cash outlays. At June 30, 1999, the remaining balance to be paid was $4,818.000. The Company does not expect to incur costs related to this reorganization in excess of the amounts charged to operations in the third quarter of 1999.

     The components of the reorganization costs associated with the Alexandria and Interlink acquisitions were as follows (in thousands):

     Employee termination costs..........................................$ 1,760
     Write-down of software products that will not be actively marketed..  8,488
     Elimination of duplicate facilities, equipment and other assets.....    885
     Out of pocket costs related to the reorganization...................  2,965
                                                                         -------
                                                                         $14,098
                                                                         =======

     The Company's results of operations for the first nine months of 1999 also include reorganization costs of $19,655,000 related to the reorganization of the Company's operations in connection with the Cayenne Acquisition. Of the total reorganization costs, approximately $8,007,000 consisted of non-cash costs and the remaining $11,648,000 required cash outlays. At June 30, 1999, the remaining balance to be paid was $3,379,000, which consisted primarily of commitments under lease arrangements for office space and equipment. The Company does not expect to incur costs related to this reorganization in excess of the amounts charged to operations in the first quarter of 1999.

     The Company's results of operations for the year ended September 30, 1998 include reorganization costs of $45,162,000 primarily related to the reorganization of the Company's operations in the fourth quarter of 1998 in connection with the Synon Merger. Of the total reorganization costs, approximately $9,552,000 consisted of non-cash costs and the remaining $35,610,000 required cash outlays. At June 30, 1999, the remaining balance to be paid was $6,754,000, which consisted primarily of commitments under lease arrangements for office space and equipment. The Company does not expect to incur costs related to this reorganization in excess of the amounts charged to operations in the fourth quarter of 1998.


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

     Financial information concerning the Company's operations, by business segment, for the three and nine months ended June 30, 1999 and 1998, is summarized as follows (in thousands):

                                                          Three Months                            Nine Months
                                                         Ended June 30                           Ended June 30
                                                ---------------------------------------------------------------------
                                                   1999                1998                1999                1998
                                                ---------           ---------           ---------          ----------
Revenue:
 Application Management....................      $ 93,106            $ 93,649            $273,821            $277,539
 Systems Management........................        76,120              49,983             184,640             142,358
 Federal Systems...........................        40,539              37,159             118,149             106,729
 Corporate and other.......................                                                                       628
                                                ---------           ---------           ---------           ---------
   Consolidated totals.....................      $209,765            $180,791            $576,610            $527,254
                                                =========           =========           =========           =========
Operating Profit (Loss):
 Application Management....................      $ 27,514            $ 20,418            $ 75,842            $ 48,818
 Systems Management........................        29,479              19,524              68,288              52,042
 Federal Systems...........................         3,136               2,412               9,044               7,119
 Reorganization costs......................       (14,098)                                (33,753)
 Purchased research and development........       (22,468)                                (32,091)
 Corporate and other.......................        (7,831)             (7,775)            (24,012)            (23,636)
                                                ---------           ---------           ---------           ---------
  Consolidated totals......................      $ 15,732            $ 34,579            $ 63,318            $ 84,343
                                                =========           =========           =========           =========


6.   Subsequent Events

     On July 15, 1999, Sterling Software entered into a definitive merger agreement to acquire Information Advantage, Inc. ("Information Advantage"), a provider of web-based and enterprise business intelligence software, in a two-step cash tender offer/merger transaction. The transaction is valued at approximately $165,000,000 and is expected to close during the second half of August 1999.

     On July 26, 1999, Sterling Software acquired CoreData, Inc., ("CoreData"), a developer and supplier of backup software for remote and mobile PCs in a cash merger transaction valued at approximately $14,000,000.

     Both acquisitions will be accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations of CoreData and Information Advantage will be included in the Company's results of operations from the respective dates of the acquisitions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Combinations and Reorganizations

     Acquisition of Spectra Logic's Alexandria Business and Interlink Computer Sciences, Inc.

     On April 15, 1999, Sterling Software acquired the distributed systems storage software business (the "Alexandria Business") of Spectra Logic Corporation in a cash asset acquisition transaction valued at approximately $33,000,000. On April 30, 1999, Sterling Software acquired Interlink Computer Sciences, Inc. ("Interlink"), a global supplier of high-performance solutions for enterprise systems networking, in a two-step cash tender offer/merger transaction valued at approximately $63,907,000, net of proceeds from outstanding Interlink stock options and warrants. The total cost of both acquisitions was approximately $115,128,000, including costs directly related to the acquisitions of approximately $18,221,000, consisting of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs. At June 30, 1999, of the $18,221,000 of direct costs, the remaining balance to be paid was $10,128,000.

     Both acquisitions were accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations of the Alexandria Business and Interlink were included in the Company's results of operations from the respective dates of the acquisitions as part of the Company's systems management business segment. Results of operations for the third quarter of 1999 and the first nine months of 1999 include $22,468,000 of purchased research and development costs, which is the portion of the purchase price from both acquisitions attributed to in-process research and development, and which was charged to expense in accordance with the purchase method of accounting.

     Acquisition of Cayenne Software, Inc.

     On October 26, 1998, Sterling Software acquired Cayenne Software, Inc. ("Cayenne"), a global supplier of analysis and design solutions for application and database development, in an $11,400,000 cash-for-stock merger transaction (the "Cayenne Acquisition"). The total cost of the Cayenne Acquisition was approximately $33,184,000, including costs directly related to the acquisition of approximately $21,784,000, consisting of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs. At June 30, 1999, of the $21,784,000 of direct costs, the remaining balance to be paid was $8,533,000.

     The Cayenne Acquisition was accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations of Cayenne were included in the Company's results of operations from the date of the acquisition as part of the Company's application management business segment. Results of operations for the first nine months of 1999 include $9,623,000 of purchased research and development costs, which is the portion of the purchase price attributed to in-process research and development, and which was charged to expense in accordance with the purchase method of accounting.

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

     Reorganization Costs

     The Company's results of operations for the third quarter of 1999 and the first nine months of 1999 include reorganization costs of $14,098,000 related to the reorganization of the Company's operations in connection with the Alexandria and Interlink acquisitions. Of the total reorganization costs, approximately $8,730,000 consisted of non-cash costs and the remaining $5,368,000 required cash outlays. At June 30, 1999, the remaining balance to be paid was $4,818,000. The Company does not expect to incur costs related to this reorganization in excess of the amounts charged to operations in the third quarter of 1999.

     The Company's results of operations for the first nine months of 1999 also include reorganization costs of $19,655,000 related to the reorganization of the Company's operations in connection with the Cayenne Acquisition. Of the total reorganization costs, approximately $8,007,000 consisted of non-cash costs and the remaining $11,648,000 required cash outlays. At June 30, 1999, the remaining balance was $3,379,000, which consisted primarily of commitments under lease arrangements for office space and equipment. The Company does not expect to incur costs related to this reorganization in excess of the amounts charged to operations in the first quarter of 1999.

     The Company's results of operations for the year ended September 30, 1998 include reorganization costs of $45,162,000 primarily related to the reorganization of the Company's operations in the fourth quarter of 1998 in connection with the Synon Merger. Of the total reorganization costs, approximately $9,552,000 consisted of non-cash costs and the remaining $35,610,000 required cash outlays. At June 30, 1999, the remaining balance to be paid was $6,754,000, which consisted primarily of commitments under lease arrangements for office space and equipment. The Company does not expect to incur costs related to this reorganization in excess of the amounts charged to operations in the fourth quarter of 1998.

Results of Operations

Three Months Ended June 30, 1999 and 1998

     Total revenue increased $28,974,000, or 16%, in the third quarter of 1999 over the same period of 1998 due to revenue increases in the Company's systems management and federal systems business segments. Revenue from the systems management and federal systems business segments increased by 52% and 9%, respectively, in the third quarter of 1999 over the same period in 1998.
Revenue increases in the systems management and federal systems business segments were partially offset by a 1% decline in total revenue from the application management business segment for the same period. Without the effect of the Synon restatement, total application management revenue would have increased 25% and total revenue would have increased 30% in the third quarter of 1999 over the same period of 1998.

     Revenue generated from the Company's international operations was $79,972,000 and $70,125,000 in the third quarter of 1999 and 1998, respectively, representing an increase of $9,847,000, or 14%. This was due to a 53% quarter over quarter increase in international revenue generated by the systems management business segment, partially offset by a 6% quarter over quarter decline in international revenue generated by the application management business segment. Revenue from the Company's international operations represented 38% and 39% of total revenue in the third quarter of 1999 and 1998, respectively. Without the effect of the Synon restatement, revenue from the Company's international operations would have increased 32% in the third quarter of 1999 over the same period of 1998.

     The Company's recurring revenue includes revenue from product support agreements generally having terms ranging from one to three years and federal contracts generally having terms ranging from one to five years. Like most federal contracts, Sterling Software's federal contracts permit termination by the government for convenience or for failure to obtain funding. Recurring revenue decreased to 44% of total revenue in the third quarter of 1999 compared to 45% in the same period of 1998.

     Revenue from the application management business segment decreased $543,000 in the third quarter of 1999 compared to the same period of 1998 due to a 35% decline in services revenue, partially offset by a 16% increase in products revenue and an 8% increase in product support revenue. Without the effect of the Synon restatement, total application management revenue would have increased 25% in the third quarter of 1999 over the same period of 1998 with 30%, 33% and 3% increases in products, product support and services revenue, respectively. The reported decline in services revenue is due primarily to the Company's execution of its strategy of transitioning application development consulting services opportunities to partners and third-party consulting firms in order to focus the Company's efforts primarily on software product sales. Additionally, the Company believes that the execution of this strategy has enabled it to enhance its relationships with third party service providers, namely systems integrators and independent software vendors, who are also buyers of its application development tools. Approximately 47% of the application management business segment's total revenue in the third quarter of 1999 was derived from the Company's international operations, compared to 49% in the same period of 1998.

     Revenue from the systems management business segment increased $26,137,000, or 52%, in the third quarter of 1999 over the same period of 1998 primarily due to a 67% increase in products revenue and a 20% increase in product support revenue. The increase in products revenue was mainly attributable to strong product sales in the storage management and network management product lines, including revenue added as a result of the Company's acquisitions of the Alexandria Business and Interlink. Approximately 48% of the systems management business segment's total revenue was derived from the Company's international operations in both the third quarters of 1999 and 1998.

     Revenue from the federal systems business segment increased $3,380,000, or 9%, in the third quarter of 1999 over the same period of 1998 primarily due to higher contract billings in the segment's defense business as well as revenue added as a result of the Company's acquisition of Mystech Associates, Inc. in the fourth quarter of 1998 (the "Mystech Merger").

     Total costs and expenses increased $47,821,000, or 33%, in the third quarter of 1999 over the same period of 1998. However, excluding the Alexandria- and Interlink-related reorganization costs of $14,098,000 and the write-off of Alexandria- and Interlink-related purchased research and development costs of $22,468,000 in the third quarter of 1999, total costs and expenses increased $11,255,000, or 8%. A 10% decrease in total costs in the application management business segment was offset by increases in total costs in the systems management and federal systems business segments of 53% and 8%, respectively. The decrease in total costs in the application management business segment is primarily a result of the Company's lower cost structure in that business segment, compared to the cost structure of the former Synon operation. The increase in total costs in the systems management and federal systems business segments is consistent with the revenue growth generated in these segments.

     Total cost of sales increased $1,884,000, or 3%, in the third quarter of 1999 compared to the same period of 1998, and represented 35% and 40% of total revenue in the third quarter of 1999 and 1998, respectively. Cost of sales for products and product support represented 14% of products and product support revenue in both the third quarters of 1999 and 1998. Cost of sales for services represented 90% of services revenue in the third quarter of 1999 compared to 87% for the same period in 1998.

     Product development expense for the third quarter of 1999 grew 14% to $9,250,000, as compared to product development expense in the third quarter of 1998 of $8,090,000. Gross product development expense, before capitalization of software, was 11% of non-federal revenue in the third quarter of 1999 compared with 10% for the same period of 1998. In the third quarter of 1999, the Company capitalized $9,811,000 of development costs, a 51% capitalization rate, and amortized $7,181,000 of software. This compares to $6,869,000 of capitalized development costs, or a 46% capitalization rate, and $5,455,000 of software amortization in the third quarter of 1998. Product development expenses and the capitalization rate historically have fluctuated, and may in the future continue to fluctuate, from period to period depending in part upon the number and status of software development projects that are in process.

     Selling, general and administrative expenses increased $8,211,000, or 12%, in the third quarter of 1999 compared to the same period of 1998, primarily due to an increase in selling, general and administrative expenses in the systems management business segment, partially offset by a decrease in selling, general and administrative expenses in the application management business segment. The decrease in selling, general and administrative expenses in the application management business segment is primarily a result of the Company's lower cost structure in that business segment, compared to the cost structure of the former Synon operation. The increase in selling, general and administrative expenses in the systems management business segment is consistent with the revenue growth generated in this segment. Selling, general and administrative expenses represented 36% and 37% of total revenue in the third quarter of 1999 and 1998, respectively.

     Income before income taxes in the third quarter of 1999 was $24,024,000 compared to $42,624,000 for the same period of 1998. However, excluding the Alexandria- and Interlink-related reorganization costs of $14,098,000 and the write-off of Alexandria- and Interlink-related purchased research and development costs of $22,468,000 in the third quarter of 1999, income before income taxes was $60,590,000, representing an increase of $17,966,000, or 42%, primarily due to higher profits in all three of the Company's business segments.

     The Company's effective tax rate for the third quarter of 1999 was 61% compared to 36% for the same period of 1998. The effective tax rate for the third quarter of 1999 was adversely impacted by the write-off of purchased research and development costs related to the Interlink acquisition and certain acquisition and reorganization costs related to the Alexandria and Interlink acquisitions. Neither of these items will provide a tax benefit to the Company. Before the net tax benefit related to the Alexandria- and Interlink-related reorganization costs and the write-off of purchased research and development costs, the Company's effective tax rate for the third quarter of 1999 was 34%. The effective tax rate for the third quarter of 1998 was adversely impacted by unbenefited losses incurred by Synon prior to the Synon Merger.

Nine Months Ended June 30, 1999 and 1998

     Total revenue increased $49,356,000, or 9%, in the first nine months of 1999 over the same period of 1998 due to revenue increases in the Company's systems management and federal systems business segments. Revenue from the systems management and federal systems business segments increased by 30% and 11%, respectively, in the first nine months of 1999 over the same period in 1998. Revenue increases in the systems management and federal systems business segments were partially offset by a 1% decline in total revenue from the application management business segment for the same period. Without the effect of the Synon restatement, total application management revenue would have increased 24% and total revenue would have increased 23% in the first nine months of 1999 over the same period of 1998.

     Revenue generated from the Company's international operations was $223,665,000 and $209,264,000 in the nine months ended June 30, 1999 and 1998, respectively, representing an increase of $14,401,000, or 7%. This was due to a 28% period over period increase in international revenue generated by the systems management business segment, partially offset by a 3% period over period decline in international revenue generated by the application management business segment. Revenue from the Company's international operations represented 39% and 40% of total revenue in the first nine months of 1999 and 1998, respectively. Without the effect of the Synon restatement, revenue from the Company's international operations would have increased 25% in the first nine months of 1999 over the same period of 1998.

     The Company's recurring revenue includes revenue from product support agreements generally having terms ranging from one to three years and federal contracts generally having terms ranging from one to five years. Like most federal contracts, Sterling Software's federal contracts permit termination by the government for convenience or for failure to obtain funding. Recurring revenue increased to 47% of total revenue in the first nine months of 1999 compared to 46% in the same period of 1998.

     Revenue from the application management business segment declined $3,718,000, or 1%, in the first nine months of 1999 compared to the same period of 1998 due to a 27% decline in services revenue, partially offset by a 5% increase in products revenue and a 13% increase in product support revenue. Without the effect of the Synon restatement, total application management revenue would have increased 24% in the nine months ended June 30, 1999 over the same period of 1998 with 23%, 40% and 7% increases in products, product support and services revenue, respectively. The reported decline in services revenue is due primarily to the Company's execution of its strategy of transitioning application development consulting services opportunities to partners and third-party consulting firms in order to focus the Company's efforts primarily on software product sales. Additionally, the Company believes that the execution of this strategy has enabled it to enhance its relationships with third party service providers, namely systems integrators and independent software vendors, who are also buyers of its application development tools. Approximately 50% of the application management business segment's total revenue in the first nine months of 1999 was derived from the Company's international operations, compared to 51% in the same period of 1998.

     Revenue from the systems management business segment increased $42,282,000, or 30%, in the nine months ended June 30, 1999 over the same period of 1998, primarily due to a 39% increase in products revenue and a 10% increase in product support revenue. The increase in products revenue was mainly attributable to higher product sales in the storage management and network management product lines, including revenue added as a result of the Company's acquisitions of the Alexandria Business and Interlink. Approximately 47% of the systems management business segment's total revenue in the first nine months of 1999 was derived from the Company's international operations, compared to 48% in the same period of 1998.

     Revenue from the federal systems business segment increased $11,420,000, or 11%, in the first nine months of 1999 over the same period of 1998 primarily due to higher contract billings in the segment's defense business as well as revenue added as a result of the Mystech Merger.

     Total costs and expenses increased $70,381,000, or 16%, in the first nine months of 1999 over the same period of 1998. However, excluding the Alexandria- and Interlink-related reorganization costs of $14,098,000 and the write-off of Alexandria- and Interlink-related purchased research and development costs of $22,468,000 in the third quarter of 1999, and the Cayenne-related reorganization costs of $19,655,000 and the write-off of Cayenne-related purchased research and development costs of $9,623,000 in the first quarter of 1999, total costs and expenses increased $4,537,000, or 1%. A 13% decrease in total costs in the application management business segment was offset by increases in total costs in the systems management and federal systems business segments of 29% and 10%, respectively. The decrease in total costs in the application management business segment is primarily a result of the Company's lower cost structure in that business segment, compared to the cost structure of the former Synon operation. The increase in total costs in the systems management and federal systems business segments is consistent with the revenue growth generated in these segments.

     Total cost of sales increased $3,853,000, or 2%, in the first nine months of 1999 compared to the same period of 1998, and represented 37% and 40% of total revenue in the first nine months of 1999 and 1998, respectively. Cost of sales for products and product support represented 15% of products and product support revenue in both the first nine months of 1999 and 1998. Cost of sales for services represented 89% of services revenue in the first nine months of 1999 compared to 87% for the same period in 1998.

     Product development expense for the first nine months of 1999 remained constant at $28,129,000 as compared to product development expense in the first nine months of 1998 of $28,108,000. Gross product development expense, before capitalization of software, was 11% of non-federal revenue in both the nine months ended June 30, 1999 and 1998. In the first nine months of 1999, the Company capitalized $23,903,000 of development costs, a 46% capitalization rate, and amortized $18,609,000 of software. This compares to $20,026,000 of capitalized development costs, or a 42% capitalization rate, and $15,559,000 of software amortization in the first nine months of 1998. Product development expenses and the capitalization rate historically have fluctuated, and may in the future continue to fluctuate, from period to period depending in part upon the number and status of software development projects that are in process.

     Selling, general and administrative expenses increased $663,000 in the nine months ended June 30, 1999 compared to the same period of 1998, primarily due to an increase in selling, general and administrative expenses in the systems management business segment offset by decreased selling, general and administrative expenses in the application management business segment. The decrease in selling, general and administrative expenses in the application management business segment is primarily a result of the Company's lower cost structure in that business segment, compared to the cost structure of the former Synon operation. The increase in selling, general and administrative expenses in the systems management business segment is consistent with the revenue growth generated in this segment. Selling, general and administrative expenses represented 35% and 39% of total revenue in the first nine months of 1999 and 1998, respectively.

     Income before income taxes in the first nine months of 1999 was $89,210,000 compared to $108,329,000 for the same period of 1998. However, excluding the Alexandria- and Interlink-related reorganization costs of $14,098,000 and the write-off of Alexandria- and Interlink-related purchased research and development costs of $22,468,000 in the third quarter of 1999, and Cayenne-related reorganization costs of $19,655,000 and the write-off of Cayenne-related purchased research and development costs of $9,623,000 in the first quarter of 1999, income before income taxes was $155,054,000, representing an increase of $46,725,000, or 43%, primarily due to higher profits in all three of the Company's business segments.

     The Company's effective tax rate for the first nine months of 1999 was 45% compared to 37% for the same period of 1998. The effective tax rate for the first nine months of 1999 was adversely impacted by the write-off of purchased research and development costs related to the Cayenne and Interlink acquisitions and certain acquisition and reorganization costs related to the Cayenne, Alexandria and Interlink acquisitions. None of these items will provide a tax benefit to the Company. Before the net tax benefit related to the Cayenne-, Alexandria- and Interlink-related reorganization costs and the write-off of purchased research and development costs, the Company's effective tax rate for the first nine months of 1999 was 34%. The effective tax rate for the first nine months of 1998 was adversely impacted by unbenefited losses incurred by Synon prior to the Synon Merger.

Liquidity and Capital Resources

     The Company maintained a strong liquidity and financial position with $649,642,000 of working capital at June 30, 1999, which included $425,895,000 of cash and cash equivalents and $221,607,000 of marketable securities. Net cash provided by operating activities was $60,700,000 in the first nine months of 1999 as compared to $86,064,000 in the first nine months of 1998. Net cash provided by operating activities in the first nine months of 1999 was reduced by payments made during the period of approximately $52,806,000 related to the Company's acquisitions and related reorganizations that have occurred in the preceding twelve months. Net cash provided by operating activities in the first nine months of 1998 was reduced by payments of approximately $25,227,000 related to the acquisition of substantially all of the assets of the Software Division of Texas Instruments Incorporated and the related reorganizations that occurred in the third quarter of 1997.

     Investing activities used $49,375,000 of cash in the first nine months of 1999 as compared to $89,116,000 in the first nine months of 1998. Capital expenditures in the first nine months of 1999 were $23,127,000 compared to $22,796,000 in the first nine months of 1998. Purchases and capitalized costs of computer software were $24,292,000 and $20,268,000 in the first nine months of 1999 and 1998, respectively. Cash provided by operating activities, together with other available cash, was used to fund capital expenditures and additions to computer software, as well as the Cayenne, Alexandria and Interlink acquisitions.

     Financing activities provided $20,503,000 of cash in the first nine months of 1999 compared to $11,765,000 in the first nine months of 1998. The Company received proceeds of approximately $16,971,000 and $15,339,000 from the exercise of employee stock options in the first nine months of 1999 and 1998, respectively. Also, the Company received proceeds of $6,810,000 in the first nine months of 1999 from the issuance of Common Stock pursuant to the Company's employee stock purchase plan.

     The Company is party to a bank credit agreement (the "Credit Agreement") which provides for unsecured revolving credit loans of up to $35,000,000. Borrowings under the Credit Agreement, which expires on June 30, 2000, bear interest at the lower of the lender's base rate or a Eurodollar lending rate plus one-half percent. No amounts were borrowed under the Credit Agreement during the first nine months of 1999 or 1998.

     At June 30, 1999, the Company's short- and long-term cash commitments, including remaining costs related to the Company's acquisitions and related reorganizations that have occurred in the preceding twelve months, consisted primarily of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations primarily from cash provided by operating activities.

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

     Among other risks associated with the year 2000 issue, some commentators have predicted that it may affect historical purchasing patterns and trends in the software industry. For example, certain industry analysts believe that many customers and potential customers are heavily engaged in testing and correcting year 2000 problems in their systems, and therefore, may choose to defer system investments during calendar 1999, negatively impacting the revenues of enterprise software vendors like the Company. Other analysts have indicated that many enterprises that have completed their year 2000 corrective measures intend to make no changes to their existing computing environments during the latter part of calendar 1999 and the early part of 2000, also resulting in the potential deferral of system investments. Because of the unprecedented nature of the year 2000 issue and the general uncertainty that surrounds it, there can be no assurance that it will not affect customer purchasing patterns, lengthen the Company's sales cycles or otherwise negatively affect demand for the Company's products.

     As the turn of the century approaches, the Company is continuing to assess the need for, implement and refine contingency plans associated with the year 2000 issue. Among other things, the Company's product support and internal MIS organizations are developing and refining plans to ensure the ready availability of adequate customer and product support resources, and the Company's critical business systems, in late December of 1999 and early January of 2000.

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

Item 6.    Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

     2.1 Agreement and Plan of Merger, dated as of June 20, 1998, among the Company, Sterling Software (Southern), Inc. and Synon Corporation
           (1), (2)

     2.2 Agreement and Plan of Merger, dated as of August 27, 1998, among the Company, Sterling Software (Southern), Inc. and Cayenne Software, Inc. (2), (3)

     2.3 Asset Purchase Agreement, dated as of March 6, 1999, between the Company, Spectra Logic Corporation, Sterling Software (U.S.A.), Inc., Nathan C. Thompson and Michael J. Sausa (2), (4)

     2.4 Agreement and Plan of Merger, dated as of March 23, 1999, among the Company, Sterling Software (Southwest), Inc. and Interlink Computer Sciences, Inc. (2), (5)

     2.5 Agreement and Plan of Merger, dated as of July 15, 1999, among the Company, Sterling Software Acquisition Corp. and Information Advantage, Inc. (2), (6)

     3.1   Certificate of Incorporation, as amended, of the Company (4)

     3.2   Bylaws, as amended, of the Company (7)

     27    Financial Data Schedule (8)
_____________
(1) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 21, 1998 and incorporated herein by reference (SEC File No. 98652676).
(2) In accordance with Item 601 of Regulation S-K, the schedules and exhibits relating to the agreement have been omitted. The Company will furnish supplementally to the Securities and Exchange Commission such schedules or exhibits upon request.
(3) Previously filed as an exhibit to the Current Report on Form 8-K dated August 27, 1998 filed by Cayenne Software, Inc. and incorporated herein by reference (File ID #000-19682, SEC File No. 98700698).
(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference (SEC File No. 99617213).
(5) Previously filed as an exhibit to the Company's Tender Offer Statement on
    Schedule 14D-1 dated March 30, 1999 and incorporated herein by reference (SEC File No. 99579124).
(6) Previously filed as an exhibit to the Company's Tender Offer Statement on
    Schedule 14D-1 dated July 21, 1999 and incorporated herein by reference (SEC File No. 99667898).
(7) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A filed on May 27, 1998 and incorporated herein by reference (SEC File No. 98632257).
(8) Filed herewith.

     (b)   Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the three month period ended June 30, 1999.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STERLING SOFTWARE, INC.




Date: August  4, 1999              By:      /s/ Sterling L. Williams
                                      ------------------------------------
                                              Sterling L. Williams
                                       President, Chief Executive Officer
                                                  and Director
                                          (Principal Executive Officer)





Date: August  4, 1999                       /s/ R. Logan Wray
                                      ------------------------------------
                                              R. Logan Wray
                                           Senior Vice President
                                        and Chief Financial Officer
                                       (Principal Financial and Accounting
                                                   Officer)

                                 EXHIBIT INDEX
                                 -------------
Exhibit
 No.                                  Description
-------                               -----------
2.1 Agreement and Plan of Merger, dated as of June 20, 1998, among the Company, Sterling Software (Southern), Inc. and Synon Corporation
           (1), (2)

2.2 Agreement and Plan of Merger, dated as of August 27, 1998, among the Company, Sterling Software (Southern), Inc. and Cayenne Software, Inc. (2), (3)

2.3 Asset Purchase Agreement, dated as of March 6, 1999, between the Company, Spectra Logic Corporation, Sterling Software (U.S.A.), Inc., Nathan C. Thompson and Michael J. Sausa (2), (4)

2.4 Agreement and Plan of Merger, dated as of March 23, 1999, among the Company, Sterling Software (Southwest), Inc. and Interlink Computer Sciences, Inc. (2), (5)

2.5 Agreement and Plan of Merger, dated as of July 15, 1999, among the Company, Sterling Software Acquisition Corp. and Information Advantage, Inc. (2), (6)

3.1        Certificate of Incorporation, as amended, of the Company (4)

3.2        Bylaws, as amended, of the Company (7)

27         Financial Data Schedule (8)

_____________
(1) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 21, 1998 and incorporated herein by reference (SEC File No. 98652676).
(2) In accordance with Item 601 of Regulation S-K, the schedules and exhibits relating to the agreement have been omitted. The Company will furnish supplementally to the Securities and Exchange Commission such schedules or exhibits upon request.
(3) Previously filed as an exhibit to the Current Report on Form 8-K dated August 27, 1998 filed by Cayenne Software, Inc. and incorporated herein by reference (File ID #000-19682, SEC File No. 98700698).
(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference (SEC File No. 99617213).
(5)  Previously filed as an exhibit to the Company's Tender Offer Statement on
     Schedule 14D-1 dated March 30, 1999 and incorporated herein by reference (SEC File No. 99579124).
(6)  Previously filed as an exhibit to the Company's Tender Offer Statement on
     Schedule 14D-1 dated July 21, 1999 and incorporated herein by reference (SEC File No. 99667898).
(7) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A filed on May 27, 1998 and incorporated herein by reference (SEC File No. 98632257).
(8)  Filed herewith.