Form 10-K405
period 1999-09-30
STERLING SOFTWARE INC
filed 1999-11-12
CIK 716714

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the fiscal year ended September 30, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from  to

                          Commission File No. 1-8465

                                ---------------

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

                                (214) 981-1000
             (Registrant's telephone number, including area code)

                                ---------------

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

                                ---------------

          Securities Registered Pursuant to Section 12(g) of the Act:
                                     None

                                ---------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of November 5, 1999, 79,965,918 shares of the Registrant's Common Stock were outstanding.

   The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $1,717,049,423, based on the $22 3/16 closing price of the Registrant's Common Stock on the New York Stock Exchange on November 5, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the proxy statement for the Annual Meeting of Stockholders of the Registrant to be held during 2000 are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STERLING SOFTWARE, INC.

                               TABLE OF CONTENTS

Form 10-K Item                                                             Page
--------------                                                             ----
Part I.
  Item 1. Business........................................................  1
  Item 2. Properties......................................................  11
  Item 3. Legal Proceedings...............................................  11
  Item 4. Submission of Matters to a Vote of Security Holders.............  12
Part II.
  Item 5. Market for Registrant's Common Equity and Related Stockholder
   Matters................................................................  12
  Item 6. Selected Financial Data.........................................  13
  Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  15
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk......  31
  Item 8. Financial Statements and Supplementary Data.....................  32
  Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................  61
Part III.
  Item 10. Directors and Executive Officers of the Registrant.............  61
  Item 11. Executive Compensation.........................................  61
  Item 12. Security Ownership of Certain Beneficial Owners and
   Management.............................................................  61
  Item 13. Certain Relationships and Related Transactions.................  61
Part IV.
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
   K......................................................................  62

                                    PART 1

Item 1. Business.

General

   Sterling Software, Inc. ("Sterling Software" or the "Company") is a worldwide developer and supplier of systems management, business intelligence and application development software products and services, as well as a supplier of specialized information technology ("IT") services for sectors of the federal government. Founded in 1981, Sterling Software's customer base includes 90 of the 100 largest U.S. industrial and service corporations, as ranked by 1998 revenues in Fortune magazine. Sterling Software's business segments are as follows:

  . The systems management business segment provides solutions that enable customers to simplify the use of multiple computing environments and to increase the productivity of information systems, ultimately ensuring that the systems meet the business needs of the organization. The Company's systems management solutions help ensure application availability and performance, including e-business application availability and performance, and emphasize both breadth of coverage-- monitoring all critical resources, and depth of coverage--mainframes, servers, desktops and laptops. These solutions include enterprise-level network management products, enterprise-level storage management products and comprehensive VM systems management products. The Company's network management products manage mission-critical networks in e-business environments, maximizing availability and performance, and providing tools for network capacity planning. Sterling Software's storage management products help to maximize the availability and performance of mission-critical storage systems, and provide the tools necessary for storage capacity planning. The Company's VM products provide comprehensive systems management solutions for IBM's VM operating environment.

  . The application management business segment provides solutions for both business intelligence and application development. The Company's business intelligence solutions offer a complete range of web-based business intelligence capabilities centered around corporate portal technology--from a web-based integrated query, analysis and reporting product to a tool that enables complex analysis and reporting from terabyte-sized databases. In addition, Sterling Software's business intelligence solutions include products that structure and manage data and application resources, such as creating enterprise data warehouses and data marts, allowing customers to maximize their investment in existing assets. The Company's application development solutions include products and services that enable customers to deliver e-business applications for today's Internet-based economy. These solutions leverage existing assets to enhance customer relationships and supply chain efficiency by exposing today's applications to web services, aggregating systems to create new e-business processes, as well as creating new e-business applications based on Internet architectures.

  . The federal systems business segment provides specialized IT services for sectors of the federal government, as well as state and local governments. Major customers include the U.S. Department of Defense ("DoD"), the military services, U.S. national intelligence agencies, the Federal Aviation Administration ("FAA") and the National Aeronautics and Space Administration ("NASA").

   Worldwide revenue from the Company's systems management, application management and federal systems business segments represented 36%, 44% and 20%, respectively, of the Company's total 1999 revenue. Revenue from the Company's international operations represented 37% of the Company's total 1999 revenue. See Note 4 of Notes to Consolidated Financial Statements.

   As of September 30, 1999, the Company employed approximately 3,700 employees in 90 offices worldwide. The Company has direct sales offices in 21 countries and distributors and agents in approximately 40 additional countries.

   A large percentage of Sterling Software's business is recurring through annual and multi-year contracts. Product support contracts generally have terms that range from one to three years; fixed-term product lease and rental contracts generally have terms that range from month-to-month to year-to-year; and multi-year federal contracts generally have terms that range from one to five years. Recurring revenue represented 45% and 46% of the Company's total revenue in 1999 and 1998, respectively.

   Consistent with Sterling Software's decentralized operating structure, the Company's businesses are conducted through independent operating groups. Within each of these groups are divisions that focus on specific business niches. In keeping with the Company's decentralized philosophy, the management team of each group and division is largely autonomous. Sterling Software believes that its decentralized organizational structure promotes operating flexibility, improves responsiveness to customer requirements and focuses management on achieving revenue and operating profit objectives.

   The Company believes that several major trends are resulting in increased investment in both software applications and the software products that enable and manage the supporting systems infrastructure. These trends include the growing pervasiveness of the Internet, the rapidly increasing demand for e-business solutions to address fundamental business needs, and continuing technological advancements in computer processing capabilities, data storage capabilities and global communications networks. These trends are also driving the Company's customers to demand critical end-to-end enterprise storage management, network management and other systems management solutions; flexible, scalable and open business intelligence tools; and application development products that enable customers to rapidly build, deploy and adapt e-business applications. The Company is addressing these growing demands through both internal product development efforts and through strategic business and product acquisitions. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Combinations, Reorganizations and Divestitures."

   Five acquisitions completed in 1999 expanded the Company's storage management, network management and application development product offerings, and significantly expanded the Company's business intelligence offerings.

  . In storage management, the Company acquired the Alexandria business of Spectra Logic Corporation, adding a high-performance backup and archiving product for very large databases--including Oracle, Informix and SAP R/3 databases--and for both UNIX databases and file systems, as well as Windows and Windows NT clients. With this product, now named SAMS:Alexandria, critical business data, including data used in e-business applications, can be backed up without interrupting critical business operations. The acquisition of CoreData, Inc. further extended the Company's strategy to provide end-to-end storage management with the addition of a product, now named SAMS:Lifeguard, which enables centralized storage and protection of critical data that resides on the rapidly growing number of laptops and remote PC's.

  . In network management, the Company enhanced its ability to help organizations manage the networks in their e-business environments through the Company's acquisition of Interlink Computer Sciences, Inc. The Company added a new product, now named SOLVE:TCPaccess, that enables IBM's System 390 computers to use TCP/IP (Transmission Control Protocol/Internet Protocol) as a network communications protocol, enabling System 390 computers to act as enterprise servers in an e-business environment. In addition, the Company's SOLVE:Netmaster for TCP/IP product has been enhanced with access control capabilities added through the acquisition, resulting in the most comprehensive solution for managing TCP/IP networks connected to System 390 enterprise servers.

  . The Company added significant business intelligence capabilities as a result of its 1999 acquisition of Information Advantage, Inc., the pioneer of the business intelligence portal. In business intelligence, the Company's strategy is to offer all the products necessary to fill an organization's business intelligence needs, integrated into a single, web-based platform from which information can be personalized for every user. With the products added through the acquisition and the Company's introduction of a new web-based integrated query, analysis and reporting product, Sterling Software now offers EUREKA:Suite, a full range of business intelligence solutions centered around corporate portal technology. Business intelligence tools are a necessity for e-business, where organizations must leverage the huge repositories of information residing in their databases--integrating, organizing, analyzing and personalizing it, and putting it to work for competitive advantage.

  . The Company's application development strategy is to offer tools that enable customers to build, deploy and adapt e-business applications for today's Internet-based economy. The Company's acquisition of Cayenne Software, Inc. added its object-oriented modeling technologies and tools, which are used in application design and implementation, as well as new database design tools.

Systems Management

   The systems management business segment provides solutions that enable customers to simplify the use of multiple computing environments and to increase the productivity of information systems, ultimately ensuring that the systems meet the business needs of the organization. The Company's systems management solutions help ensure application availability and performance, including e-business application availability and performance, and emphasize both breadth of coverage--monitoring all critical resources, and depth of coverage--mainframes, servers, desktops, and laptops. Enterprise-level network management solutions are provided through the SOLVE family of products, enterprise-level storage management solutions are provided through the SAMS family of products, and comprehensive systems management solutions for IBM's VM operating environment are provided through the VM family of products. Worldwide revenue from the systems management business segment represented 36%, 28% and 32% of the Company's total revenue during 1999, 1998 and 1997, respectively.

   The SOLVE family of products helps customers manage their network infrastructure and the mission-critical applications that their businesses depend upon. SOLVE products exploit advancements in current technologies, including Java and the Web, to deliver easy-to-use management solutions for e-business environments. The Company's SOLVE:Netmaster products automate network management operations across large-scale enterprises, providing centralized command and control, diagnostics, performance management, and alert and status monitoring of TCP/IP, SNA (Systems Network Architecture) and SNMP (Simple Network Management Protocol) network events. SOLVE:TCPaccess enables System 390 enterprise servers to use TCP/IP as a network communications protocol, enabling these computers to act as enterprise servers in an e-business environment. The Company's SOLVE:Operations products provide and participate in enterprise-wide systems automation solutions, addressing both mainframe and distributed systems from a single point. SOLVE:Operations products are available as stand-alone products within the OS/390 environment and as plug-in components for three enterprise management platforms: Hewlett-Packard's "OpenView" and "OpenView IT/Operations" and Tivoli's "Tivoli/TME 10 NetView". SOLVE:Central is an integrated suite of products for running the enterprise IT service desk.

   The SAMS family of products manages, monitors and automates data storage in both distributed and centralized environments, helping to maximize the availability and performance of mission-critical storage systems. The Company's SAMS:Vantage products deliver a wide array of storage resource management solutions. Moreover, these products interface with the Company's data management products, including SAMS:Disk, SAMS:Alexandria, SAMS:Lifeguard, SAMS:Allocate and SAMS:Vtape, providing a comprehensive storage management suite. SAMS:Vantage, OS/390 Edition, is a client/server system that provides comprehensive automation, interactive reporting, analysis and predictive modeling capabilities for complex OS/390 storage environments. SAMS:Vantage, Network Edition, delivers consolidated management of distributed storage across UNIX, Windows NT and NetWare environments and also incorporates a view of mainframe storage. SAMS:Vantage, ADSM Edition, is a tailored version of the product that adds value to IBM's Adstar Distributed Storage Manager
(ADSM). From one workstation, the SAMS:Vantage product identifies and manages critical data defects and solves problems automatically, charts trends and forecasts storage capacity across platforms. The SAMS:Vantage storage management approach is designed to remain consistent across multiple platforms and to allow organizations to: manage enterprise data storage in a uniform manner, implement consistent storage management policies and standards, provide consolidated management of distributed data and enforce the protection of critical data, regardless of where it resides. This is particularly important when complex Storage Area Networks are deployed. The OS/390 Edition includes an automated tape storage management component that enhances tape management systems and assists in the management of robotic tape systems and high-capacity tape devices. SAMS:Alexandria, a high-performance backup and archiving product, combines both high speed and reliability in backing up very large databases without interrupting critical business operations. SAMS:Alexandria delivers these high-performance backup capabilities, low resource consumption and extreme fault tolerance to the backup of Oracle, Informix and SAP R/3 databases. It also provides complete, automated, client/server backup of both UNIX and Windows databases and file systems. SAMS:Lifeguard provides remote and mobile PC users with centralized data management, remote asset discovery and reporting technology. It enables protection of critical data that resides on laptops and remote PCs. SAMS:Disk is a centralized mainframe storage management backup, recovery, HSM and reporting system.

   The VM family of products provides systems management software and Web-enabling software for IBM's VM/ESA operating system. The VM:Manager product family provides integrated solutions for automated operations, storage management, service-level management, security, recovery and SFS (Shared File System) management. VM:Manager is designed to enable VM sites to operate at maximum availability with minimal systems administration personnel, thereby controlling costs, improving performance and increasing user productivity. VM:Webgateway is a web-to-host solution that allows sites to provide virtually immediate access to legacy applications (VM, VSE and OS/390) via a Web browser, while leveraging the power of the mainframe. VM:Webgateway acts as a repository for home pages and documents created using HTML (Hypertext Markup Language) and also stores, retrieves and processes information in various formats including text, graphics, sound, images, video and Java applets. VM:DB is a comprehensive family of DB2/VM management products to help improve database and application performance and user productivity. VM:DB includes products designed to address database administration (VM:DBA) and application development and management (VM:DB/Developer). The Company's VM professional services group is capable of augmenting the customer's professional mainframe staff as project demands dictate. The group's offerings include training and education, software implementation and consulting, and system assessment for Year 2000 compliance.

   As of September 30, 1999, the systems management business segment employed approximately 1,000 people. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Combinations, Reorganizations and Divestitures" for a description of recent acquisitions in this business segment.

Application Management

   The application management business segment provides solutions for business intelligence through its EUREKA and VISION product families, and application development solutions through its COOL product family. Worldwide revenue from the application management business segment represented 44%, 51% and 39% of the Company's total revenue during 1999, 1998 and 1997, respectively.

   The EUREKA product family, centered around corporate portal technology, offers a complete range of web-based business intelligence tools and capabilities. The five products that comprise EUREKA:Suite offer a full range of capabilities--from a web-based integrated query, analysis and reporting product for typical business users, to a high-end, server-based tool that enables complex analysis and reporting from terabyte-sized databases. All of the EUREKA products are flexible, scalable and open. EUREKA:Intelligence is a new 100% Java, web-based tool for integrated query, analysis and reporting. This product enables users to "slice and dice" and drill into live data via graphical, interactive views including charts, reports and tables. It also lets users create multidimensional OLAP (On-Line Analytical Processing) reports for speedy analysis of complex data. Its zero administration architecture allows the customer's IT staff to deliver and maintain the application directly from the server. EUREKA:Strategy delivers high volumes of calculation-intensive, interactive reports from very large databases, and is typically used for customer-centered analysis such as the analysis of data produced by e-business applications. It includes an advanced calculation processor, which enables users to evaluate attributes for trend analysis, customer segmentation and inventory management. EUREKA:Analyst is an advanced, high-speed multidimensional analysis tool used for financial forecasting and business modeling. EUREKA:Reporter generates high volumes of sophisticated, interactive report documents in multiple formats through multiple publishing media. Serving as the single point of entry to all of these business intelligence tools is EUREKA:Portal, which gives users at all levels personalized, secure access to business information--much like an Internet portal such as Yahoo!TM delivers access to information available on the Internet. Since the portal product serves as the common platform for all of the EUREKA products, organizations can expand their business intelligence capabilities with minimal effort and cost.

   The VISION family of products structure and manage data and application resources, allowing customers to maximize their investment in existing assets. These solutions help enterprises address issues related to complex implementation challenges such as data warehousing, desktop integration and legacy extension, mainframe reporting, and application management, using technologies that leverage web-based infrastructures. VISION:Pursuit, an integrated extraction, transformation and loading (ETL) tool for managing an enterprise information supply chain, allows organizations to quickly create enterprise data warehouses and data marts. VISION:Flashpoint provides powerful integration of disparate back-office systems into a single, customizable user desktop. This allows customers to extend the life of business critical applications and systems into new areas, such as e-business. VISION:Results is an information management and report generation system for IBM enterprise servers and a dynamic complement to COBOL. VISION:Builder and VISION:Transact are application development tools for batch and on-line environments, respectively, that operate on major IBM enterprise server platforms. The VISION:Legacy and VISION:Renaissance suites of products address the functions required to assess the quality and maintainability of applications, restructure old COBOL programs, re-document the flow of control through legacy systems, and graphically represent the architecture and flow of existing systems. Both product suites include VISION:Assess, VISION:Recode and VISION:Redocument, with VISION:Legacy operating on the IBM enterprise server and VISION:Renaissance providing PC-based operations. VISION:Phaseshift and VISION:Simulate are products specifically targeted at customers with "Year 2000" compliance issues. VISION:Phaseshift provides an interface to system resources and data files. It intercepts requests for date and time data and "windows" the dates back 28 years in an encapsulated environment. VISION:Simulate is a testing tool that allows for the simulation of dates into the future to test applications without changing the system date.

   The COOL family of products provides customers the ability to deliver e-business solutions for both enterprise and mid-range environments. Using COOL products, organizations can pursue a variety of Internet strategies including web-enablement of existing applications, application integration through a combination of legacy application wrapping and package connections, and development of new Java-based applications built on an n-tier Internet architecture. COOL:Gen is an application integration and development environment for enterprise e-business applications leveraging MVS and UNIX servers with COM (Component Object Model) or Java standard web services. With COOL:Gen, high-level component specifications are driven forward into dynamic, scalable applications using model-based code generation. COOL:Joe, currently under a limited availability release, is an e-business development tool for delivering distributed systems running on an application server using Enterprise Java Beans (EJBs). COOL:Joe is a second generation Java development environment that incorporates advanced component modeling and generation capabilities that enable IS organizations to make the most of their existing Java expertise, implement EJB technology without having to worry about the underlying EJB code, and focus instead on delivering business solutions. COOL:Plex and COOL:2E deliver e-business applications for the mid-range computing environment, using AS/400 and NT servers. COOL:Plex is a model-based development environment that leverages pattern technology to rapidly generate high-quality, adaptable web and client/server applications using HTML, Java and Domino. COOL:2E is an industry leading AS/400 development environment supporting model based code generation. COOL:Biz is a comprehensive business modeling toolset that allows organizations to model different scenarios as they transform their businesses into e-businesses. The product's methodology for process mapping and workflow design allows business and IT professionals to work together to ensure that new e-business applications and new e-business processes are in sync. Using COOL:Spex, developers can model the architecture of component-based applications and define the interaction of existing and new components. The COOL portfolio also supports the development of real-time and embedded system software with COOL:Jex and COOL:Teamwork. COOL:Jex is an object-oriented analysis and design solution supporting the Unified Modeling Language (UML) industry standard notation. COOL:Jex allows modeling of complex application requirements, driven directly from business requirements. COOL:Teamwork is a structured engineering tool for requirements documentation and systems design.

   As of September 30, 1999, the application management business segment employed approximately 1,500 people. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Combinations, Reorganizations and Divestitures" for a description of recent acquisitions in this business segment.

Federal Systems

   The federal systems business segment provides specialized IT services for sectors of the federal government, as well as state and local governments. Major customers include the DoD, the military services, U.S. national intelligence agencies, the FAA and NASA. In 1999, Sterling Software began its 33rd year of service to both NASA and the DoD. In 1999, the Company's federal systems business was performing work under approximately 253 contracts. Revenue from the federal systems business segment represented 20%, 21% and 21% of the Company's total revenue during 1999, 1998 and 1997, respectively.

   The segment's Information Technology Division specializes in secure communications, message and data handling, weather forecast production and distribution, and systems integration and application development in support of various projects ranging from satellite data collection to air traffic control. Division computing resources include facilities approved for classified operations and substantial hardware and software configurations to support software lifecycle development activities in distributed processing environments. The division's software engineering and software development processes are certified at Software Engineering Institute Capability Maturity Model (SEI CMM) Level 3 and International Standards Organization (ISO) 9001. Customers include U.S. Air Force command, control and communications organizations, the U.S. Air Force Weather Agency, the FAA and NASA.

   The segment's Applied Systems Division specializes in tactical military intelligence systems; command and control systems; advanced database techniques; modeling, simulation and synthetic training and rehearsal systems; and specialized studies and analyses and strategic planning systems. Customers include U.S. Army intelligence and battle command organizations, national intelligence agencies and the U.S. Air Force.

   As of September 30, 1999, the federal systems business segment employed approximately 1,100 people. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Combinations, Reorganizations and Divestitures" for a description of recent acquisitions in this business segment.

Product Licenses

   Sterling Software's products are generally licensed under perpetual use, fixed-term or usage-based license agreements. Sterling Software typically does not sell or otherwise transfer title to its software products. The Company's license agreements prohibit reproduction, transfer or disclosure of the product and generally restrict the use of the product to designated sites or central processing units. However, some license agreements may cover multiple sites or multiple central processing units at one site. In 1999, 1998 and 1997, product revenue accounted for 45%, 40% and 41%, respectively, of the Company's total revenue.

Product Support

   Product support is available to Sterling Software customers, typically through annual contracts generally priced from 12% to 22% of the current license fee. Sterling Software's product support contracts allow customers to receive updated versions of Sterling Software's products when and if they become available, as well as "bug fixing" and Internet and telephone access to Sterling Software's technical personnel. In 1999, 1998 and 1997, product support revenue accounted for 26%, 26% and 27%, respectively, of the Company's total revenue.

Services

   Services provided by Sterling Software primarily consist of specialized IT services in support of federal government contracts provided through the Company's federal systems business. In addition, Sterling Software provides training and education in support of its software products in the form of customer training seminars, videos and instruction materials. Sterling Software also offers product-specific consulting, implementation and education services within its application management business to better enable customers to successfully use its products. In 1999, 1998 and 1997, services revenue accounted for 29%, 34% and 32%, respectively, of the Company's total revenue.

Product Development

   Each domestic division within Sterling Software's systems management, application management, and federal systems businesses has its own product development function. Sterling Software's product development programs in each of these businesses include the enhancement of existing products and introduction of new products based upon current and anticipated customer needs. The Company believes that its decentralized organizational structure facilitates development cost control and focuses the development function on the customers' needs. Approximately 500 of Sterling Software's employees were engaged in product development as of September 30, 1999. Gross product development costs in 1999, 1998 and 1997 were $70,883,000, $63,118,000 and
$51,370,000, respectively, of which the Company capitalized $31,311,000, $26,956,000 and $21,711,000, respectively, as the cost of developing and testing new or significantly enhanced software products. Gross product development costs were 11% of non-federal systems revenue in 1999, 1998 and 1997.

   The Company believes that all of its currently offered products are year 2000 compliant. Each of the Company's product divisions has completed a year 2000 assessment of its currently offered products. This assessment included internal testing of the year 2000 capabilities of these products. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issues".

Sales and Marketing

   Consistent with its decentralized operating structure, Sterling Software conducts its sales and marketing activities in multiple software divisions focused on specific product markets. Sterling Software sells its products and services through a combination of direct sales and telesales organizations, and in certain foreign countries, through independent agents and distributors. Each domestic division within the systems management and application management businesses has its own U.S. sales and marketing organization. In addition, the systems management and application management businesses have divisions and business units that focus specifically on the international marketplace for their respective product lines. The federal systems business has its own sales organization, which focuses specifically on specialized IT service offerings to the federal IT market. Approximately 780 of Sterling Software's employees were engaged in sales as of September 30, 1999.

Customers

   Sterling Software provides software and services to companies engaged in a wide range of industries around the world, including banking, insurance, manufacturing, telecommunications and many others, as well as to various governmental entities located in the U.S. and abroad. The Company's customers include 90 of the 100 largest U.S. industrial and service corporations, as ranked by 1998 revenues in Fortune magazine. In the year ended September 30, 1999, agencies, branches and departments of the U.S. government accounted for approximately 21% of the Company's total revenue.

Competition

   The computer software and services industry is rapidly evolving and highly competitive. Sterling Software competes with both large companies with substantially greater resources and small specialized companies that compete in a particular geographic region or market niche. Sterling Software also competes with internal programming staffs of corporations and with hardware manufacturers. Continuing consolidation among providers of specialized IT services to the federal government is increasing the size and market presence of many of the Company's competitors in this market segment.

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

   At September 30, 1999, the Company employed approximately 3,700 people.

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

   The Company does not believe that any of its products infringe in any material respect on the valid proprietary rights of third parties. However, a large number of patents, trademarks and copyrights have been, and are being, issued, registered or asserted in the software industry and there can be no assurance that the Company is aware of all intellectual property rights that may pose a risk of infringement by the Company's products, especially with respect to United States patents, which can cover extremely broad concepts and the applications for which are confidential until the patents are issued.

   Licenses for a number of software products have been granted to the Company for its own use or for remarketing to its customers. In the aggregate, these licenses are significant to the business of the Company, but the Company believes that the loss of any one of these licenses would not materially affect the Company's business, financial condition or results of operations.

   The SOLVE, SAMS, VM, EUREKA, VISION and COOL families of product names and the mark "Sterling Software" used herein are registered or unregistered trademarks owned by the Company.

Backlog

   Sterling Software's backlog relates principally to the uncompleted portion of multi-year professional services contracts with agencies of the federal government, including renewal options with government agencies, a portion of which is restricted by law to a term ending on the last day of the government agencies' then-current fiscal year.

   Determination of the Company's backlog involves estimation, particularly with respect to customer requirements contracts and multi-year contracts of a cost-reimbursement or incentive nature. A large portion of the Company's federal government contracts are funded for one year or less and are subject to contract award, extension or expiration at different times during the year, and all of the Company's federal government contracts are subject to termination by the government on short notice. Based upon past experience, the Company believes that the contract renewal options included in existing contracts will be exercised for the full period designated in such contracts, but no assurance can be given that such contracts will be renewed.

   Total backlog, including federal government contract renewal options not yet exercised and multi-year product support contracts at September 30, 1999 and 1998, was $274,107,000 and $254,123,000, respectively. For both 1999 and
1998, 96% of these amounts related to federal government sources, primarily in the Company's federal systems business. The dollar value of federal government renewal options not yet exercised or funded included in the Company's total backlog at September 30, 1999 and 1998, was $138,899,000 and $159,421,000,
respectively. Approximately $103,715,000 of the September 30, 1999 backlog is expected to be realized in the year ending September 30, 2000.

Executive Officers

   The following information regarding the executive and other officers of Sterling Software is as of November 9, 1999.

             Name              Age                   Position
 ----------------------------  --- --------------------------------------------
 Sam Wyly                       65 Chairman of the Board and Director
 Charles J. Wyly, Jr.           66 Vice Chairman of the Board and Director
                                   President, Chief Executive Officer and
 Sterling L. Williams           56 Director
                                   Executive Vice President and Chief Operating
 Geno P. Tolari                 56 Officer
 F.L. "Mike" Harvey             61 Senior Vice President and Group President
                                   Senior Vice President, General Counsel and
 Don J. McDermett, Jr.          41 Secretary
 B. Carole Morton               53 Senior Vice President and Group President
 Mark A. Theel                  42 Senior Vice President and Group President
                                   Senior Vice President and Chief Financial
 R. Logan Wray                  40 Officer
 Christopher C. Bruton *        41 Vice President, Business Development
 Pamela L. Isbell *             40 Vice President, Financial Planning
 Julie G. Kupp *                36 Vice President, Investor Relations
 Paul M. Baker *                39 Controller
 Susan D. Tiholiz *             51 Treasurer

--------
* Although Christopher C. Bruton, Pamela L. Isbell, Julie G. Kupp, Paul M. Baker and Susan D. Tiholiz are officers of the Company, the Company does not consider such employees to be "executive officers" of the Company, as that term is defined in regulations promulgated by the Securities and Exchange Commission.

   Sam Wyly has served as Chairman of the Board since co-founding the Company in 1981. He also serves as Chairman of the Executive and the 1996 and 1999 Stock Option Committees of the Board. Companies founded by Mr. Wyly were among the forerunners of the computer software and electronic commerce industries and the Internet. In 1963, he founded University Computing Company, which became one of the largest computer service and software companies. His data transmission company, Datran, Inc., was one of the pioneering telecommunications ventures that broke up the telephone monopoly. Sterling Commerce, Inc. (a provider of electronic commerce software and network services), a leader in this industry, was spun off to the Company's stockholders in 1996 and Mr. Wyly serves as Chairman of its Executive Committee. Mr. Wyly also serves as Chairman of Michaels Stores, Inc., a specialty retailer, Chairman of Scottish Annuity & Life Holdings, Ltd., a variable life insurance and reinsurance company, and Founding Partner of the General Partner of Maverick Capital, Ltd., an investment fund management company. Mr. Wyly is the father of Evan Wyly, also a director of the Company.

   Charles J. Wyly, Jr. co-founded the Company in 1981 and since that time has served as a director of the Company, and as Vice Chairman since 1984. He served as an officer and director of University Computing Company, a computer software and services company, from 1964 to 1975, including President from 1969 to 1973. Mr. Wyly and his brother, Sam Wyly, founded Earth Resources Company, an oil refining and silver mining company, and Charles J. Wyly, Jr. served as its Chairman of the Board from 1968 to 1980. Mr. Wyly served as Vice Chairman of the Bonanza Steakhouse chain from 1967 to 1989. Mr. Wyly currently serves as Vice Chairman of Michaels Stores, Inc., as a director of Scottish Annuity & Life Holdings, Ltd. and as a director of Sterling Commerce, Inc. Mr. Wyly is a member of the Executive Committee and the 1996 and 1999 Stock Option Committees of the Board.

   Sterling L. Williams co-founded the Company in 1981 and since that time has served as President, Chief Executive Officer and a director of the Company. Mr. Williams has served as Chairman of the Board and a director of Sterling Commerce, Inc. since December 1995. From December 1995 to October 1996,
Mr. Williams also served as Chief Executive Officer of Sterling Commerce, Inc. Mr. Williams is a member of the Executive Committee and the 1996 and 1999 Stock Option Committees of the Board.

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

   Don J. McDermett, Jr. has served as Senior Vice President and General Counsel of Sterling Software since May 1997 and as Secretary since October 1998. From July 1996 to May 1997, he served as Vice President, Legal of Sterling Software. Prior to that time Mr. McDermett was employed by Thompson & Knight, a Dallas-based law firm, having been a senior partner in that firm's corporate practice group since 1993.

   B. Carole Morton has served as a Senior Vice President of Sterling Software since October 1996 and as President of Sterling Software's Business Intelligence Group (formerly the Information Management Group) since October 1998. She served as President of the Information Management Division from October 1995 to August 1999. From October 1996 to June 1997, she also served as President of the former Information Management Group. Ms. Morton served as President of Sterling Software's former Applications Engineering Division from December 1994 to October 1995 and President of the former Applications Management Division from July 1993 to November 1994.

   Mark A. Theel has served as a Senior Vice President of Sterling Software since November 1998 and as President of Sterling Software's Application Development Group since October 1998. From January 1996 to August 1999, Mr. Theel was President of the former Application Development Division. From December 1994 to December 1995, Mr. Theel served as Vice President, Labs of the Application Development Division and from July 1993 to November 1994, he served as Vice President, Labs of the former Applications Management Division.

   R. Logan Wray has served as Senior Vice President and Chief Financial Officer of the Company since May 1997. Prior to that time he was employed by Ernst & Young LLP, a national accounting firm, having been a partner in that firm since 1994.

   Christopher C. Bruton has served as Vice President, Business Development of Sterling Software since July 1999. From June 1997 to June 1999, he served as Vice President, Finance and Administration, for the Systems Management Group. Prior to June 1997, Mr. Bruton served as Vice President, Finance and Administration, for the former Applications Management Group.

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

   Paul M. Baker has served as Controller of Sterling Software since March 1999. From November 1998 to March 1999, he served as International Finance Director for the former Application Development Group. Mr. Baker served as Controller of the former Application International Division from July 1997 until November 1998. Prior to July 1997, he was employed by Ernst & Young, most recently as Senior Audit Manager.

   Susan D. Tiholiz has served as Treasurer of the Company since November 1997. She served as Director of Treasury from June 1996 to November 1997 and as a consultant to the Company from December 1995 to June 1996. Prior to joining the Company, Ms. Tiholiz was employed by Atlantic Richfield Company
(ARCO), a global energy company, serving in various capacities within finance, treasury and human resources.

Item 2. Properties.

   With its principal executive office located in Dallas, Texas, the Company leases offices and facilities in or near more than 85 cities in the United States and worldwide. Headquarters offices for the Company's groups and divisions are located in the following cities: Bellevue, Nebraska; London, England; McLean, Virginia; Minneapolis, Minnesota; Paris, France; Plano, Texas; Rancho Cordova, California; Reston, Virginia; Sydney, Australia; and Woodland Hills, California. Other major United States and international facilities are located in Amsterdam, The Netherlands; Atlanta, Georgia; Brussels, Belgium; Cologne, Germany; Dusseldorf, Germany; Falls Church, Virginia; Herndon, Virginia; Madrid, Spain; Milan, Italy; Redwood Shores, California; Tokyo, Japan; and Wiesbaden, Germany.

Item 3. Legal Proceedings.

   The Company is subject to various legal proceedings and claims that arise in the normal course of its business. While many of these matters involve inherent uncertainty, the Company's management believes that the amount of the liability, if any, ultimately incurred by Sterling Software with respect to any such existing proceedings and claims, net of applicable reserves and available insurance, will not materially affect the business, financial condition or results of operations of the Company. The foregoing statement concerning the belief of the

Company's management is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could vary and are subject to a number of risks and uncertainties, including the risk of an adverse outcome in any given legal proceeding or claim and the risk of potentially increased litigation resulting from the so-called "Year 2000" issue. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Information" and "--Year 2000 Issues".

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

                                                                 Price Range
                                                             -------------------
                                                               High       Low
                                                             --------- ---------
   Year Ended September 30, 1999:
    Quarter Ended:
     December 31, 1998...................................... $30 5/8   $22 1/4
     March 31, 1999......................................... $26 5/8   $21 1/4
     June 30, 1999.......................................... $26 7/8   $18 9/16
     September 30, 1999..................................... $26 7/8   $18 1/8
   Year Ended September 30, 1998:
    Quarter Ended:
     December 31, 1997...................................... $20 27/32 $16 1/4
     March 31, 1998......................................... $28 13/16 $17 3/4
     June 30, 1998.......................................... $30 1/4   $23 11/16
     September 30, 1998..................................... $32 13/16 $20 1/8

   At November 5, 1999, the Company had 995 holders of record of its Common
Stock.

   The Company did not pay any cash dividends on its Common Stock during the two years ended September 30, 1999 and does not expect to pay such dividends in the foreseeable future.

Item 6. Selected Financial Data.

   The following selected financial data should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein. The Company's financial statements for periods prior to the acquisition of Synon Corporation ("Synon") represent the combined financial statements of the previously separate entities. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Business Combinations, Reorganizations and Divestitures" and Note 2 of Notes to Consolidated Financial Statements.

                                        Years Ended September 30
                              -------------------------------------------------
                                1999(1)   1998(2)   1997(3)    1996(4)   1995(5)
                              --------  --------  ---------  --------  --------
                              (in thousands, except per share information)
Operating data:
 Revenue....................  $807,004  $719,943  $ 569,202  $513,761  $467,093
 Cost of sales..............   293,397   287,666    236,736   217,551   191,776
 Product development and
  enhancement...............    39,572    36,162     29,659    26,402    32,644
 Selling, general and
  administrative............   289,056   264,450    231,185   206,648   181,482
 Income from continuing
  operations before
  reorganization costs,
  purchased research and
  development, other income
  (expense) and income
  taxes.....................   184,979   131,665     71,622    63,160    61,191
Reorganization costs........    99,620    45,162    106,037              19,512
Purchased research and
 development................    83,566              137,849              62,000
Income (loss) from
 continuing operations
 before income taxes........    34,467   119,837   (134,556)   86,912   (17,705)
Income (loss) from
 continuing operations......   (10,756)   76,044   (131,897)   62,117   (32,942)
Income from discontinued
 operations, net of
 taxes (4)..................                                   51,187    42,930
Gain on the initial public
 offering of subsidiary, net
 of taxes (4)...............                                  126,103
Income (loss) applicable to
 common stockholders........   (10,756)   76,044   (131,897)  239,407     9,843
Weighted average common
 shares outstanding.........    82,835    80,638     79,588    67,226    49,889
Per common share data:
 Income (loss) from
  continuing operations:
  Basic.....................  $   (.13) $    .94  $   (1.66) $    .92  $   (.66)
  Diluted...................      (.13)      .89      (1.66)      .86      (.66)
 Net income (loss):
  Basic.....................      (.13)      .94      (1.66)     3.56       .20
  Diluted...................      (.13)      .89      (1.66)     3.26       .20

                                              September 30
                          -----------------------------------------------------
                             1999(1)    1998(2)    1997(3)    1996(4)   1995(5)
                          ---------- ---------- ---------- ---------- ---------
                                             (in thousands)
Balance sheet data:
 Working capital......... $  421,836 $  673,301 $  556,552 $  730,107 $ 214,656
 Total assets............  1,230,031  1,188,988  1,100,278  1,130,579   689,082
 Long-term debt..........                                               117,265
 Other noncurrent
  liabilities............     85,961     60,201     49,751     37,020    22,107
 Stockholders' equity....    811,732    861,558    757,491    887,336   354,636

--------
(1) Results of operations for 1999 include $83,566,000 of purchased research and development costs charged to expense in accordance with the purchase method of accounting in connection with acquisitions completed by the Company in 1999 (the "1999 Acquisitions"). Results of operations for 1999 also include reorganization costs of $99,620,000 primarily related to the 1999 Acquisitions, including costs associated with the realignment of the application development business within the application management business segment. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Combinations, Reorganizations and Divestitures" and Note 2 of Notes to the Consolidated Financial Statements.
(2) Results of operations for 1998 include reorganization costs of $45,162,000 primarily related to the reorganization of the Company's operations in connection with the acquisition of Synon, and to a lesser extent, to the acquisition of Mystech Associates, Inc. ("Mystech"). See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Combinations, Reorganizations and Divestitures " and Note 2 of Notes to Consolidated Financial Statements.
(3) On June 30, 1997, Sterling Software completed the acquisition of substantially all of the assets used by the Software Division of Texas Instruments Incorporated ("TI Software") for approximately $214,774,000. The acquisition was accounted for in accordance with the purchase method of accounting. Results of operations for 1997 include $137,849,000 of purchased research and development costs charged to expense in accordance with the purchase method of accounting. Results of operations for 1997 also include reorganization costs of $106,037,000 primarily related to the reorganization of the Company's operations in connection with the acquisition of TI Software, and to a lesser extent, the termination of the Company's international distributor arrangement with Sterling Commerce, Inc. ("Sterling Commerce"). See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Combinations, Reorganizations and Divestitures" and Note 2 of Notes to Consolidated Financial Statements.
(4) On March 13, 1996, Sterling Commerce, a former wholly owned subsidiary of Sterling Software, completed the initial public offering (the "Offering") of 13,800,000 shares of its common stock, par value $0.01 per share ("Commerce Stock"). Pursuant to the Offering, Sterling Software sold to the public 12,000,000 of its 73,200,000 shares of Commerce Stock and Sterling Commerce sold 1,800,000 previously unissued shares of Commerce Stock. The Offering resulted in net proceeds to Sterling Software of approximately $265,458,000 after deducting underwriting discounts and commissions and Sterling Software's pro rata share of Offering expenses. On September 30, 1996, Sterling Software completed the spin-off of Sterling Commerce with the pro rata distribution of its remaining 81.6% ownership in Sterling Commerce to Sterling Software's stockholders by means of a tax-free dividend. The distribution resulted in the reduction of Sterling Software's stockholders' equity in the amount of $113,549,000, representing the book value of net assets distributed. The results of operations of Sterling Commerce for 1995 and 1996 have been classified as discontinued operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Combinations, Reorganizations and Divestitures".
(5) Results of operations for 1995 include $62,000,000 of purchased research and development costs charged to expense in accordance with the purchase method of accounting in connection with the merger of the Company with KnowledgeWare, Inc., as well as $19,512,000 of reorganization costs primarily related to the reorganization of the Company's operations in connection with that merger.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business Combinations, Reorganizations and Divestitures

 1999 Acquisitions

   The acquisitions listed below were completed during 1999 and were accounted for in accordance with the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's results of operations from the respective dates of the acquisitions.

  . On October 26, 1998, Sterling Software acquired Cayenne Software, Inc. ("Cayenne"), a publicly held global supplier of analysis and design solutions for application and database development, in an $11,400,000 cash merger transaction.

  . On April 15, 1999, Sterling Software acquired the distributed systems storage software business (the "Alexandria Business") of Spectra Logic Corporation in a cash asset acquisition transaction valued at approximately $33,000,000.

  . On April 30, 1999, Sterling Software completed the acquisition of Interlink Computer Sciences, Inc. ("Interlink"), a publicly held global supplier of high-performance solutions for enterprise systems networking, in an all-cash transaction valued at approximately $63,907,000.

  .  On July 26, 1999, Sterling Software acquired CoreData, Inc.
     ("CoreData"), a privately held developer and supplier of backup software for remote and mobile PCs, in a cash merger transaction valued at approximately $14,015,000.

  . On August 31, 1999, Sterling Software completed the acquisition of Information Advantage, Inc. ("Information Advantage"), a publicly held provider of web-based and enterprise business intelligence software, in an all-cash transaction valued at approximately $168,357,000.

   The operations of Cayenne and Information Advantage have been included in the Company's operations as part of the Company's application management business segment since the date of acquisition. The operations of the Alexandria Business, CoreData and Interlink have been included in the Company's operations as part of the Company's systems management business segment since the date of acquisition.

   The total cost of the 1999 Acquisitions was approximately $358,062,000, including direct costs related to the acquisitions of approximately $67,383,000, consisting of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs. The 1999 Acquisitions were funded from the Company's available cash balances. At September 30, 1999, the balance of the direct costs incurred in the 1999 Acquisitions that remained to be paid totaled $35,323,000, related primarily to employee severance and benefits and the elimination of duplicate facilities and leases.

   Results of operations for 1999 include $83,566,000 of purchased research and development costs associated with the 1999 Acquisitions. Amounts attributed to purchased research and development were expensed at the date of acquisition as the Company determined that the purchased research and development had not reached technological feasibility based on the status of design and development activities that required further refinement and testing. The value of the purchased research and development attributable to each acquisition was determined by an independent valuation expert retained by the Company. The estimates used by the Company in valuing the purchased research and development were based upon assumptions regarding future events and circumstances the Company believes to be reasonable but that are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the assumed results. Any such variance may result in a material adverse effect on the results of operations of the Company.

   The value of the purchased research and development attributable to each acquisition was determined by discounting the estimated projected net cash flows related to the applicable products for the next 10 years, including costs to complete the development of the technology and the future revenues to be earned upon release of the products. The rate utilized to discount the net cash flows to their present value, generally 20%, was based on the Company's weighted average cost of capital adjusted for the risks associated with the estimated growth, profitability and developmental and market risks of the acquired development projects. Projected net cash flows from such products are based on estimates of revenues and operating profits related to such products.

   A summary description of the acquired in-process technology, the amount expensed and the estimated completion of the purchased research and development at the time of the relevant acquisition, expressed as a percentage of the total estimated completion effort, is set forth below:

                                                                            Estimated
                                                                           Percentage
                       Description of Purchased Research and    Amount    Completion at
Acquisition                         Development                Expensed    Acquisition
-----------            -------------------------------------- ----------- -------------
Cayenne                Technologies for integrating object-   $ 9,623,000      80%
                       oriented technologies with component-
                       based design and implementation
Alexandria Business    Technologies for data movement and     $12,325,000      80%
                       backup capabilities to meet next
                       generation, centralized, end-to-end
                       storage management requirements for
                       large, heterogeneous storage
                       environments, and designed
                       specifically to operate optimally in
                       Storage Area Networks
Interlink              Technologies to provide access control $10,143,000   63% - 87%
                       facilities for OS/390 TCP/IP customers
CoreData               Technologies with the unique ability   $ 4,431,000      40%
                       to use multiple devices for more
                       efficient remote backup and restore
Information Advantage  Technologies allowing advanced         $47,044,000   62% - 90%
                       profiling and search, increased report
                       server capabilities and enhanced user
                       interfaces for authoring reports and
                       performing analysis of data

   The Company is using the purchased research and development to create new products that are expected to become part of the product portfolios offered by the systems management and application management business segments. The Company expects that products developed from the purchased research and development generally will be released during fiscal year 2000. The development activities required to complete the purchased research and development technologies include additional coding, cross-platform porting and validation, quality assurance procedures and beta testing. The Company's management expects that the purchased research and development generally will be successfully developed into commercially viable products; however, there can be no assurance that commercial viability or timely release of these products will be achieved.

   The Company planned to integrate technologies acquired in the Cayenne acquisition with core technologies of both its own and Cayenne's existing product offerings to produce a new product targeted at providing advanced object-oriented (OO) modeling technologies and tools for application design and implementation. But with increasing opportunities in the market for application development tools for e-business solutions - such as web-enablement of existing applications, and integration and extension of existing applications - combined with an increase in the estimated costs of integrating the acquired technologies with the Company's existing OO technologies, in September of 1999 the Company decided to discontinue development of the new, integrated product. Accordingly, the Company wrote off core technology and goodwill attributable to this product of approximately $7,800,000 in the fourth quarter of 1999.

   See Note 2 of Notes to Consolidated Financial Statements.

 1998 Acquisitions

   The acquisitions listed below occurred in the fourth quarter of 1998 (the "1998 Acquisitions") and were both accounted for as poolings of interests:

  . On July 9, 1998, Sterling Software acquired Mystech, a privately held federal information technology services contractor, in a stock-for-stock merger transaction (the "Mystech Merger"). As a result of the transaction, Sterling Software issued approximately 769,000 shares of its Common Stock in exchange for the previously outstanding shares of Mystech common stock and reserved approximately 174,000 shares of Common Stock for issuance upon exercise of assumed Mystech stock options. The Mystech Merger was valued at approximately $28,000,000 and the Mystech organization was added to the Company's federal systems business segment. The impact of the pooling of interests accounting on the Company's historical financial statements was not material; therefore, the Company's financial statements for periods prior to the Mystech Merger were not restated for this transaction.

  . On July 31, 1998, Sterling Software acquired Synon, a privately held provider of application development software and services, in a stock-for-stock merger transaction (the "Synon Merger") valued at approximately $79,000,000. As a result of the transaction, Sterling Software issued approximately 2,603,000 shares of Common Stock in exchange for the previously outstanding shares of Synon capital stock and reserved approximately 375,000 shares of Common Stock for issuance upon exercise of assumed Synon stock options. The Company's financial statements for periods prior to the Synon Merger, including the results of the application management business segment, were restated to represent the combined financial statements of the previously separate entities.

 1997 Acquisition of TI Software

   On June 30, 1997, Sterling Software completed the acquisition (the "TI Software Acquisition") of certain assets (including the capital stock of certain foreign subsidiaries) of Texas Instruments Incorporated ("Texas Instruments"). Such assets constituted substantially all of the assets used by TI Software in its business of developing, marketing and supporting application development software and providing related consulting services. The results of operations of TI Software are included in the Company's results of operations, as part of the Company's application management business segment, from the date of the TI Software Acquisition.

   The cash purchase price paid for such assets was $165,000,000. The total cost of the TI Software Acquisition was approximately $214,774,000, including costs directly related to the TI Software Acquisition of approximately $49,774,000, consisting of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs. At September 30, 1999, substantially all of the direct costs incurred in the TI Software Acquisition had been paid.

   Results of operations for 1997 include $137,849,000 of purchased research and development costs, which is the portion of the purchase price attributed to in-process research and development, and which was charged to expense in accordance with the purchase method of accounting. At the acquisition date, TI Software was developing several new products for component-based development. These development activities resulted in the Company's release of three products. The first product, released in early 1998, has become the primary component-based application development product, and largest single revenue source, for the Company's application management business segment. A second product, for component architecture modeling and interface-based design for component specifications, was also released in 1998 and has been successfully marketed. A third product was released for limited availability in 1999 and is a development environment that incorporates advanced component modeling and generation capabilities.

 Reorganization Costs

   The Company's results of operations for the year ended September 30, 1999 include reorganization costs of $99,620,000 primarily related to the 1999 Acquisitions, including costs associated with the realignment of the application development business within the application management business segment.

   The Company's results of operations for the year ended September 30, 1998 include reorganization costs of $45,162,000 primarily related to the reorganization of the Company's operations in the fourth quarter of 1998 in connection with the Synon Merger, and to a lesser extent, the Mystech Merger.

   The Company's results of operations for the year ended September 30, 1997 include reorganization costs of $106,037,000 primarily related to the reorganization of the Company's operations in the third quarter of 1997 in connection with the TI Software Acquisition, and to a lesser extent, the termination of the Company's international distributor arrangement with Sterling Commerce, formerly a wholly owned subsidiary of the Company. These reorganization costs also include the write-down of certain excess cost over net assets acquired related to the Company's federal systems business.

   The components of the above reorganization costs were as follows (in thousands):

                                                        1999    1998     1997
                                                       ------- ------- --------
   Employee termination costs........................  $29,904 $17,342 $ 18,539
   Elimination of duplicate facilities, equipment and
    other assets.....................................   25,872   8,295   19,993
   Write-down of software products that will no
    longer be actively marketed......................   30,862   6,397   17,591
   Write-down of excess cost over net assets
    acquired.........................................      996           38,955
   Out of pocket costs related to the
    reorganization(s)................................    9,794   9,535    5,109
   Other costs.......................................    2,192   3,593    5,850
                                                       ------- ------- --------
                                                       $99,620 $45,162 $106,037
                                                       ======= ======= ========
   Reorganization costs requiring cash outlays.......  $57,464 $35,610 $ 42,311
                                                       ======= ======= ========
   Remaining balance to be paid at September 30,
    1999.............................................  $40,686 $ 7,488 $  5,245
                                                       ======= ======= ========

   The remaining balances to be paid consist primarily of commitments under lease arrangements for office space and equipment for the 1997 and 1998 reorganizations, and employee termination costs and benefits, and commitments under lease arrangements for office space and equipment for the 1999 reorganizations.

   The Company periodically reviews the estimates of remaining costs to be paid relating to reorganizations. This periodic review has not resulted in any significant change to aggregate existing accruals, and the Company does not expect to incur costs related to the above-described reorganizations in excess of the amounts previously charged to operations.

 Termination of International Distributor Arrangement

   Effective as of June 30, 1997, Sterling Software and Sterling Commerce completed an agreement terminating an international distributor arrangement under which Sterling Software acted as the exclusive distributor of Sterling Commerce's interchange and communications software products in markets outside the United States and Canada. The results of the Company's international operations related to selling, marketing and providing first level support for these products through June 30, 1997 are included in the business segment information presented herein under "Corporate and other."

Results of Operations

 1999 Compared to 1998

   Total revenue increased $87,061,000, or 12%, in 1999 over 1998 due to a 26% increase in products revenue and a 14% increase in product support revenue, partially offset by a 6% decline in services revenue. Because the Synon Merger was accounted for as a pooling of interests, the Company's results of operations in 1998 and prior years, including the results of the application management business segment, were restated to include the results of operations of the previously separate entities. Without the effect of the Synon restatement, total revenue would have increased 23% in 1999 over 1998.

   The increase in products and product support revenue is due to increased products and product support revenue in both the systems management and application management business segments. The decline in services revenue is due to a decline in services revenue in the application management business segment partially offset by an increase in services revenue in the federal systems business segment. The decline in the application management business segment resulted from the execution of a new consulting services strategy in that business segment following the July 1998 Synon Merger. The Company reduced its services headcount substantially to effect the new strategy, which included directing customers to third-party service providers to perform many of the consulting services previously performed directly by the Company and Synon. The new strategy enabled the Company to focus its efforts primarily on project management and mentoring services, and the Company believes that the execution of this strategy has also enabled it to enhance its relationships with third party service providers--namely systems integrators and independent software vendors, who are also buyers of its application development tools. Without the effect of the Synon restatement, total services revenue would have increased 6% in 1999 over 1998.

   Revenue from the systems management business segment increased $85,597,000, or 42%, in 1999 over 1998, primarily due to a 54% increase in products revenue and a 15% increase in product support revenue. The increase in products revenue was mainly attributable to strong internal growth as well as revenue added as a result of the Company's acquisitions of the Alexandria Business and Interlink. Domestic storage management products revenue grew substantially, and both the storage management and network management product lines produced strong worldwide product growth, while worldwide VM products revenue remained flat compared with the prior year. Approximately 44% of the systems management business segment's total revenue in 1999 was derived from the Company's international operations, compared to 47% in 1998.

   Revenue from the application management business segment declined $8,168,000, or 2%, in 1999 over 1998 due to a 28% decline in services revenue, partially offset by a 3% increase in products revenue and a 13% increase in product support revenue. Without the effect of the Synon restatement, total application management revenue would have increased 18% in 1999 over 1998 with 16%, 34% and 1% increases in products, product support and services revenue, respectively. The increase in products revenue was due to growth in products revenue from the application development products. The increase was offset by a small decline in products revenue from the Company's historical business intelligence products due to extraordinary product revenue performance in this product line in the fourth quarter of 1998. The increase in product support revenue was due to growth in both the application development and business intelligence product lines. As noted above, the reported decline in services revenue is due to the execution of the Company's new consulting services strategy following the July 1998 Synon Merger. Although the application development business is now also working closely with its customers and partners to deliver a complete e-business solution--with particular focus on project support services, such as project management and mentoring--these services are not expected to substantially change the revenue mix in the application management business segment next year. Approximately 48% of the application management business segment's total revenue in 1999 was derived from the Company's international operations, compared to 50% in 1998.

   Revenue from the federal systems business segment increased $10,260,000, or 7%, in 1999 over 1998 primarily due to higher contract billings in the segment's defense business as well as revenue added as a result of the Mystech Merger.

   Total revenue generated from the Company's international operations was $299,530,000 and $277,428,000 in 1999 and 1998, respectively, representing an increase of $22,102,000, or 8%. This was due to a 32% year over year increase in international revenue generated by the systems management business segment, partially offset by a 5% year over year decline in international revenue generated by the application management business segment. Revenue from the Company's international operations represented 37% of total revenue for 1999 compared to 39% in 1998. Without the effect of the Synon restatement, revenue from the Company's international operations would have increased 22% year over year.

   The Company's recurring revenue includes revenue from product support agreements generally having terms ranging from one to three years and federal contracts generally having terms ranging from one to five years. Like most federal contracts, Sterling Software's federal contracts permit termination by the government for convenience or for failure to obtain funding. Recurring revenue was 45% of total revenue in 1999 compared to 46% in 1998.

   Total costs and expenses increased $171,771,000, or 27%, in 1999 over 1998. However, excluding the 1999 reorganization costs and purchased research and development costs of $99,620,000 and $83,566,000, respectively, and reorganization costs of $45,162,000 related to the 1998 Acquisitions, total costs and expenses increased $33,747,000, or 6%. An increase in total costs in the systems management and federal systems business segments of 38% and 6%, respectively, was partially offset by a 7% decline in total costs in the application management business segment. The increase in total costs in the systems management and federal systems business segments resulted from the higher revenues generated by these segments, although the cost increases were not as great as the revenue growth generated in these segments. The decrease in total costs in the application management business segment is primarily a result of the Company's lower cost structure in that business segment, compared to the cost structure of the former Synon operation.

   Total cost of sales increased $5,731,000, or 2%, in 1999 over 1998, and represented 36% and 40% of total revenue in 1999 and 1998, respectively. Cost of sales for products and product support represented 15% of products and product support revenue in both 1999 and 1998. Cost of sales for services represented 89% of services revenue in 1999 compared to 87% in 1998. Improved services margins in the federal systems business segment were offset by lower services margins in the application management business segment domestically due to lower utilization rates.

   Product development expense for 1999 was $39,572,000, net of $31,311,000 of capitalized software development costs, as compared to 1998 product development expense of $36,162,000, net of $26,956,000 of capitalized software development costs. Gross product development expense, before capitalization of software, was 11% of non-federal systems revenue in both 1999 and 1998. In 1999, the Company capitalized $31,311,000 of development costs, a 44% capitalization rate, and amortized $26,705,000 of software. This compares to $26,956,000 of capitalized development costs, or a 43% capitalization rate, and $20,791,000 of software amortization in 1998. The increase in both total and capitalized software development costs in 1999 over 1998 is attributable to an increase in product development efforts that were in process both in the application management and system management business segments. Product development expenses and the capitalization rate historically have fluctuated, and may in the future continue to fluctuate from period to period depending in part upon the number and status of software development projects that are in process.

   Selling, general and administrative expenses increased $24,606,000, or 9%, in 1999 compared to 1998, and represented 36% and 37% of total revenue in 1999 and 1998, respectively. Lower selling, general and administrative expenses as a percent of revenue are due to the Company's lower cost structure in the application management business segment. The systems management business segment experienced an increase in selling, general and administrative expenses consistent with the revenue growth generated in that segment.

   Investment income decreased $2,518,000 in 1999 compared to 1998, as a result of lower average cash and cash equivalents balances, primarily due to the use of cash in connection with the 1999 Acquisitions.

   Income from continuing operations before income taxes in 1999 was $34,467,000 compared to $119,837,000 for 1998. However, excluding the 1999 reorganization costs and purchased research and development costs of $99,620,000 and $83,566,000, respectively, and reorganization costs of $45,162,000 related to the 1998 Acquisitions, income before income taxes was $217,653,000 in 1999, representing an increase of $52,654,000, or 32%, primarily due to higher profits in all three of the Company's business segments, partially offset by a decline in investment income.

   The Company's effective tax rate for 1999 was 131% compared to 37% for 1998. The effective tax rate for 1999 was adversely impacted by one-time reorganization costs and purchased research and development costs totaling $183,186,000. The Company's effective tax rate for 1998 was adversely impacted by unbenefited losses incurred by Synon prior to the Synon Merger.

 1998 Compared to 1997

   Total revenue increased $150,741,000, or 26%, in 1998 over 1997 due to revenue increases in all three of the Company's business segments, partially offset by a decline in corporate and other revenue due to the termination of an international distributor arrangement with Sterling Commerce in the third quarter of 1997. Revenue from the application management, systems management and federal systems business segments increased 64%, 11% and 22%, respectively, in 1998 over 1997. During 1998 both the application management business segment and the federal systems business segment benefited substantially from the domestic and international operations acquired by Sterling Software in the 1997 acquisition of TI Software.

   Revenue from the application management business segment increased $142,847,000, or 64%, in 1998 over 1997 due to a 72% increase in products revenue, a 58% increase in product support revenue and a 61% increase in services revenue. The significant increase in revenue from the application management business segment is primarily attributable to revenue from the application development products and services acquired in the 1997 acquisition of TI Software. Approximately 50% of the application management business segment's total revenue in 1998 was derived from the Company's international operations, compared to 40% in 1997.

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

   Revenue from the federal systems business segment increased $26,983,000, or 22%, in 1998 over 1997 due primarily to a contract added to the Company's federal systems business segment as a result of the 1997 acquisition of TI Software, revenue added as a result of the Mystech Merger in the fourth quarter of 1998 and, to a lesser extent, to higher contract billings.

   Total revenue generated from the Company's international operations was $277,428,000 and $217,347,000 in 1998 and 1997, respectively, representing an increase of $60,081,000, or 28%. This was due to a 102% year over year increase in international revenue generated by the application management business segment and a 6% year over year increase in international revenue generated by the systems management business segment. The overall increase in international revenue was partially offset by a decline in revenue from sales of Sterling Commerce's software products due to the termination of an international distributor arrangement in the third quarter of 1997. In addition, international operating results in 1998 were adversely impacted by foreign currency exchange rate fluctuations as a result of a stronger U.S. dollar. Had foreign currency exchange rates remained consistent with the previous year, international revenue for 1998 would have been approximately $15,000,000 greater. Revenue from the Company's international operations represented 39% of total revenue in 1998 compared to 38% of total revenue in 1997.

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

   Total costs and expenses decreased $108,026,000, or 15%, in 1998 compared to 1997. Excluding the reorganization costs of $45,162,000 related to the Synon Merger and the Mystech Merger in 1998 and reorganization costs of $106,037,000 and the write-off of purchased research and development costs of $137,849,000 related to the 1997 acquisition of TI Software, total costs and expenses increased $90,698,000, or 18%, in 1998 compared to 1997.

   Total cost of sales increased $50,930,000, or 22%, in 1998 compared to 1997 and represented 40% and 42% of total revenue in 1998 and 1997, respectively. Cost of sales for products and product support decreased $8,220,000, or 10%, in 1998 compared to 1997 and represented 15% and 21% of products and product support revenue in 1998 and 1997, respectively. The decrease in cost of sales for products and product support is primarily attributable to the decrease in royalties payable to Sterling Commerce due to the termination of an international distributor arrangement, as well as a decrease in royalties payable to other third parties related to products no longer marketed by the Company. Cost of sales for services increased $59,150,000, or 38%, in 1998 compared to 1997 and represented 87% and 85% of services revenue in 1998 and 1997, respectively. The increase in cost of sales for services is primarily attributable to the increase in services revenue from the application management business segment.

   Product development expense for 1998 was $36,162,000, net of $26,956,000 of capitalized software development costs, as compared to 1997 product development expense of $29,659,000, net of $21,711,000 of capitalized software development costs. Gross product development expense was 11% of non-federal systems revenue in both 1998 and 1997. In 1998, the Company capitalized $26,956,000 of development costs, a 43% capitalization rate, and amortized $20,791,000 of software. This compares to $21,711,000 of capitalized development costs, or a 42% capitalization rate, and $18,282,000 of software amortization in 1997. The increase in both total and capitalized software development costs in 1998 over 1997 is attributable to an increase in product development efforts that were in process. Product development expenses and the capitalization rate historically have fluctuated, and may in the future continue to fluctuate, from period to period depending in part upon the number and status of software development projects that are in process.

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

   Income before income taxes in 1998 was $119,837,000, compared to a loss before income taxes of $134,556,000 for 1997. However, excluding the reorganization costs of $45,162,000 related to the Synon Merger and Mystech Merger in the fourth quarter of 1998 and the reorganization costs of $106,037,000 and the write-off of purchased research and development costs of $137,849,000 related to the TI Software Acquisition in the third quarter of 1997, income before taxes increased $55,669,000, or 51%, primarily due to higher profits in the application management and systems management business segments partially offset by a decline in investment income.

   The Company's effective tax rate for 1998 was 37% compared to an effective tax rate for 1997 of 2%. The 1998 effective tax rate was adversely impacted by unbenefitted losses incurred by Synon in 1998 prior to the Synon Merger. The 1997 effective tax rate benefit of 2% varies from the U.S. statutory rate due primarily to the write-down of excess cost over net assets acquired recorded in connection with previous acquisitions and the effect of non-U.S. tax rates.

Liquidity and Capital Resources

   The Company maintained a strong liquidity and financial position with $421,836,000 of working capital at September 30, 1999, which includes $318,748,000 of cash and cash equivalents and $112,285,000 of marketable securities. Net cash provided by operating activities was $82,938,000 in 1999 compared to $101,685,000 in 1998. Net cash provided by operating activities in 1999 was reduced by payments of approximately $74,003,000 directly related to the 1999 Acquisitions and reorganizations. Net cash provided by operating activities in 1998 was reduced by payments made during the period of approximately $41,585,000 directly related to the Synon Merger, Mystech Merger and the TI Software Acquisition and the related reorganizations. Net cash provided by operating activities was $128,611,000 in 1997. Net cash provided by operating activities in 1997 was reduced by payments of approximately $40,539,000 directly related to the TI Software acquisition and the related reorganization that occurred in the third quarter of 1997. Operating cash flows in 1997 were negatively impacted by royalty and certain other payments of approximately $32,000,000 made to Sterling Commerce during that year.

   Investing activities used $118,566,000 of cash in 1999 compared to $162,381,000 in 1998 and $216,222,000 in 1997. Net cash used in investing activities in 1999 included $265,787,000 of payments, net of cash acquired, related to acquisitions completed during 1999. Net cash used in investing activities in 1997 included the $165,000,000 payment to Texas Instruments on June 30, 1997 in connection with the TI Software Acquisition. Capital expenditures for 1999 were $29,554,000 compared to $33,200,000 for 1998 and $29,003,000 in 1997. Purchases and capitalized costs of computer software were $31,495,000, $27,854,000 and $21,860,000 for 1999, 1998 and 1997,
respectively. Cash provided by operating activities, together with other available cash, was used to fund capital expenditures and additions to computer software.

   Financing activities used $40,916,000 of cash in 1999 compared to $20,881,000 net cash provided by financing activities in 1998 and $281,000 net cash provided by financing activities in 1997. Sterling Software received proceeds of approximately $19,691,000, $17,895,000 and $1,460,000 from the exercise of employee stock options in 1999, 1998 and 1997, respectively. Also, the Company received proceeds of $12,750,000 and $5,586,000 from the issuance of Common Stock pursuant to the Company's employee stock purchase plan in 1999 and 1998, respectively.

   On September 3, 1999, the Company announced a share repurchase program authorizing the repurchase of up to 5,000,000 shares of Common Stock from time to time. From September 3, 1999 to September 30, 1999 approximately 3,457,000 shares of Common Stock were repurchased under this program for an aggregate purchase price of approximately $72,413,000.

   The Company is party to a bank credit agreement (the "Credit Agreement") that provides for unsecured revolving credit loans of up to $35,000,000. Borrowings under the Credit Agreement, which expires on June 30, 2000, bear interest at the lower of the lender's base rate or a Eurodollar lending rate plus one-half percent. No amounts were borrowed under the Credit Agreement during 1999 or 1998. At September 30, 1999, after giving effect to outstanding standby letters of credit in the aggregate amount of $3,868,000, approximately $31,132,000 was available for borrowing under the Credit Agreement.


   At September 30, 1999, the Company's short and long-term cash commitments, including remaining costs related to the 1999 Acquisitions, the Synon Merger, the Mystech Merger, the TI Software Acquisition and the related reorganizations, consisted primarily of commitments under lease arrangements for office space and equipment, as well as commitments with respect to employee severance obligations that arose in connection with the Information Advantage acquisition and the realignment of the application development business within the application management business segment. The Company intends to meet such obligations primarily from cash provided by operating activities.

   The Company believes available cash balances, cash equivalents and short-term investments combined with cash provided by operating activities and amounts available under existing credit agreements, are sufficient to meet the Company's cash requirements for the foreseeable future.

   The Company maintains a strategy of seeking to acquire businesses and products to fill strategic market niches. This acquisition strategy has contributed significantly to the Company's growth in revenue and operating profit before reorganization and purchased research and development costs. The impact of future acquisitions on continued growth in revenue and operating profit cannot presently be determined. The Company expects to finance future acquisitions, if any, through a combination of cash on hand and cash from operations and the possible issuance of equity or debt securities. See "Certain Risks and Uncertainties That Could Affect the Company and Future Operating Results--Growth Through Acquisitions" below.

Year 2000 Issues

   The following discussion regarding year 2000 matters constitutes a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

 Identification of the "Y2K Issue"

   Like most companies in the IT industry, the Company has been and is continuing to address the impact of the so-called "year 2000" issue. This issue is the result of computer programs written using two digits rather than four to define calendar years. These programs may recognize a date using "00" as the year 1900 rather than the year 2000, potentially resulting in complete system failures or miscalculations causing significant disruption of normal business activities. The Company has been and is continuing to assess and resolve year 2000 issues associated with the Company's products, its material internal systems and its material third party relationships. These efforts have been under way for some time and should be completed well before December 31, 1999. The Company has established a web page (http://www.sterling.com/y2k/) to update customers on the Year 2000 status of its software products and to assist them in understanding the Company's Year 2000 strategy.

 Compliance of the Company's Products

   The Company believes that all of its currently offered products are year 2000 compliant. Each of the Company's product divisions has completed a year 2000 assessment of its currently offered products. This assessment included internal testing of the year 2000 capabilities of these products. The Company has not had its products tested by an independent third party. The Company believes that a small number of customers who receive product support from the Company may be operating product versions that may not be year 2000 compliant or products that the Company has replaced with comparable, year 2000 compliant products. The Company believes that the vast majority of such customers are migrating and will continue to migrate to compliant versions and products, which the Company is strongly encouraging. In addition, certain former customers may be operating non-compliant versions of products in respect of which the Company's agreed-upon product support and warranty periods have expired. The Company has not undertaken an assessment of whether these former customers are taking appropriate steps to address any related year 2000 issues.

   The Company does not expect customers who purchase or migrate to year 2000 compliant versions of its products to experience any year 2000 failures caused by such products. In addition, the Company believes that its product licenses and other agreements contain customary and appropriate limitations on the Company's obligations with respect to any year 2000 failures that may be caused by its current or former products. However, there can be no assurance that the Company's expectations and beliefs as to these matters will prove to be accurate. Moreover, the Company's products are used in IT systems comprised of third-party hardware and software, some of which may not be year 2000 compliant. The failure of any component of these IT systems could involve the Company in potential litigation even if the Company's products did not cause or contribute to the failure. Various commentators have predicted that a significant amount of litigation may arise out of year 2000 compliance issues. While the Company has not been subject to any year 2000 claims or lawsuits to date, there can be no assurance that customers or former customers will not bring claims or lawsuits against the Company seeking compensation for losses associated with year 2000-related failures. While not anticipated, a material adverse outcome in a year 2000 claim or lawsuit--as is the case with any claim or lawsuit--could have a material adverse effect on the Company's business, financial condition and results of operations.

 Compliance of the Company's Internal Systems

   The Company has undertaken a project to inventory, assess and, where necessary, remediate its material internal systems. An inventory of the Company's material internal systems (including embedded systems) has been completed and the assessment of the Year 2000 compliance status of such systems is substantially complete. Due to its predominant use of relatively current "off-the-shelf" software and systems (as opposed to older legacy or custom designed systems), the Company expects that any needed remediation of its internal systems will require only minimal corrective measures, most of which have already been completed or are currently in process and expected to be completed before December 31, 1999. Moreover, as a result of the Company's decentralized operating structure, any non-compliant systems are somewhat limited in their effect and easier to correct. Consequently, the Company does not anticipate the internal and external costs of its remediation measures to be material.

 Compliance of Third Party Suppliers

   A year 2000 assessment of the Company's material third party supplier relationships is substantially complete. In most cases, the Company has been forced to rely on third party representations (made in formal communications with, and year 2000 information made publicly available by, such suppliers), without any ability to do independent testing or evaluation. Where possible, however, the Company has attempted to verify readiness through the testing of relevant equipment, systems and interfaces. While it is the Company's intention to obtain adequate readiness and remediation assurances from the relevant third parties promptly upon discovery of any readiness issues that are material to the Company, there can be no assurance that the Company will receive all information necessary to fully evaluate the year 2000 readiness of all material suppliers. Moreover, the Company relies in various ways, both domestically and internationally, on governments, utilities, communications service providers, financial institutions and other third parties to conduct normal business operations. There can be no assurance that suppliers and other third parties upon whom the Company is reliant will not suffer business interruptions caused by year 2000 issues. Such interruptions could have a material adverse effect on the Company's business, financial condition and results of operations.

 Potential Impact on Customer Purchasing Patterns

   Among other risks associated with the year 2000 issue, some commentators have predicted that it may affect historical purchasing patterns and trends in the software industry. For example, certain industry analysts believe that many customers and potential customers are heavily engaged in testing and correcting year 2000 problems in their systems, and therefore, may choose to defer system investments during calendar 1999 and early calendar 2000, negatively impacting the revenues of enterprise software vendors like the Company. Other analysts have indicated that many enterprises that have completed their year 2000 corrective measures intend to make no changes to their existing computing environments during the latter part of calendar 1999 and the early part of 2000, also resulting in the potential deferral of system investments. Conversely, greater demand for certain of the Company's products may have been generated by customers who have been replacing or upgrading computer systems to address the Year 2000 issue. As a result, demand for some of these products may diminish as the Year 2000 arrives. Because of the unprecedented nature of the year 2000 issue and the general uncertainty that surrounds it, there can be no assurance that it will not affect customer purchasing patterns, lengthen the Company's sales cycles or otherwise negatively affect demand for the Company's products.

 Contingency Plans

   As the turn of the century approaches, the Company is continuing to assess the need for, implement and refine contingency plans associated with the year 2000 issue. Among other things, the Company's product support and internal MIS organizations are developing and refining plans to ensure the ready availability of adequate customer and product support resources, and the Company's critical business systems, in late December of 1999 and early January of 2000. The Company intends to continue to evaluate both existing and newly identified year 2000 risks and to develop and implement such further responsive measures and contingency plans as it deems appropriate.

 No Anticipated Material Financial Impact

   The costs of the Company's year 2000-related compliance activities have been and are being budgeted and funded as necessary and have not had and are not expected to have a material impact on the Company's results of operations or financial condition. This expectation assumes that the Company will not be obligated to incur significant year 2000 related costs on behalf of its customers and suppliers, and that the Company's critical suppliers will be able to meet their commitments to the Company. The Company cannot predict, however, the effects on the Company of year 2000-related difficulties of its business partners, suppliers and customers.

 No Assurance Concerning Year 2000 Readiness Efforts

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

Certain Risks and Uncertainties That Could Affect the Company and Future Operating Results

   Sterling Software and its businesses are subject to a number of risks, including those enumerated below. Any or all of such risks could have a material adverse effect on the business, financial condition and results of operations of the Company and on the market price for the Company's Common Stock. See also "Forward-Looking Information" below.

 Market Risks; Factors Affecting Quarterly Financial Results

   The market price of Sterling Software's Common Stock is subject to fluctuation, and there can be no assurance that the price of the Common Stock will not decline from time to time. Factors such as actual or anticipated fluctuations in quarterly financial results, changes in earnings estimates by securities analysts and announcements of material events by Sterling Software, its major customers or its competitors, as well as general industry or global or regional economic conditions, may cause the market price of the Common Stock to fluctuate, perhaps substantially. The Company's stock price is based in large part on current expectations of sustained future revenue and earnings growth rates. Any failure to meet anticipated revenue and earnings levels in a period or any negative change in perceived long-term growth prospects of the Company would likely have a significant adverse effect on the Company's stock price.

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

 Timing and Size of License Contracts; Effect of Year 2000 Concerns

   The Company's revenues and results of operations are difficult to predict and may fluctuate. The timing and amount of the Company's license revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter extremely uncertain. Except with respect to its federal systems business segment, the Company generally operates with little or no sales backlog and, as a result, license revenues in any quarter are dependent upon contracts entered into or orders booked and shipped in that quarter. Most of the

Company's sales are closed at the end of each quarter. There has been and continues to be a trend toward larger enterprise license transactions, which can have longer sales cycles and require approval by a customer's senior management. These transactions are typically difficult to manage and predict. Failure to close an expected individually significant transaction or multiple expected transactions could cause the Company's revenues and earnings in a period to fall short of expectations.

   In addition, each customer's evaluation of its need to achieve Year 2000 compliance may affect its purchase decision. Many analysts believe that many customers and potential customers are heavily engaged in testing and correcting system Year 2000 problems and, therefore, such customers may choose to defer system investments during calendar 1999, negatively impacting the Company's revenues. In addition, the Company's sales cycles may lengthen in 1999 and future years due to lessened urgency of customers' system investment decisions. Because Year 2000 related impacts on customer purchasing decisions are unprecedented, the Company has a limited ability to forecast accurately the impact of the Year 2000 issue on its quarter-to-quarter revenues. See "Year 2000 Issues" above.

 High Degree of Operating Leverage

   The Company's business model is characterized by a high degree of operating leverage. A substantial portion of the Company's operating costs and expenses consist of employee and facility related costs, which are relatively fixed over the short term. In addition, the Company's expense levels and hiring plans are based substantially on the Company's projections of future revenue. If near term demand for the Company's products weakens in a given quarter, there would likely be a material adverse effect on operating results and a resultant drop in the Company's stock price.

 Demand for Mainframe Processing Capacity

   A portion of the Company's products and product support revenues depend upon customers' continuing need to use the Company's software products on greater mainframe processing capacity in future periods. If the processing capacity growth of these customers were to slow and/or if these customers were to perceive less relative benefit from the Company's current mainframe products, the Company's revenues could be adversely affected.

 Competition

   As noted above under Item 1. "Business--Competition", the computer software and services industry is rapidly evolving and highly competitive. Sterling Software generally expects competition to remain intense in the future from both existing competitors and other companies that may enter Sterling Software's markets. Sterling Software believes that its ability to compete successfully in its markets depends on numerous factors, including product performance, functionality and reliability, price and customer service and support. There can be no assurance that new or established competitors will not offer products and services that are superior to and/or lower in price than those of Sterling Software.

 Technological Change; Dependence on New and Enhanced Products

   The computer software and services industry is characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Sterling Software's future success will depend in significant part on its ability to anticipate industry standards, continue to apply advances in software product and service technologies, enhance existing software products and services and develop, introduce, acquire and support new software products and services in order to meet changing customer needs on a timely basis. There can be no assurance that Sterling Software will be successful in developing, acquiring or marketing new or enhanced products or services that respond to technological change or evolving industry standards, that Sterling Software will not experience difficulties that could delay or prevent the successful development, acquisition or marketing of such products or services or that its new or enhanced products and services will adequately meet the requirements of the marketplace or achieve market acceptance. If the Company fails to keep pace with technological change in its industry, such failure would have an adverse effect on its revenues and earnings.

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

 Risks Associated with International Operations and Euro Currency

   Revenue from Sterling Software's international operations represented 37%, 39% and 38% of Sterling Software's fiscal 1999, 1998 and 1997 revenue, respectively. Sterling Software is currently incurring, and expects to continue to incur, significant costs in developing and marketing its products and services through its international operations. Sterling Software's ability to successfully maintain and expand its software products and related services business internationally will depend upon, among other things, its ability to attract and retain talented and qualified managerial, technical and sales personnel, as well as software product and related services customers outside the United States.

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

   The European Union's adoption of the Euro single currency raises a variety of issues associated with the Company's European operations. Although the transition will be phased in over several years, the Euro became Europe's single currency on January 1, 1999. The Company believes that the hardware and software systems it uses internally will accommodate this transition and any required policy or operating changes will not have a material adverse effect on future results, however, failure of any critical technology components to operate properly post-Euro may adversely affect business operations or require the Company to incur unanticipated expenses to remedy any problems. Furthermore, the Company's foreign exchange exposures to legacy sovereign currencies of the participating countries in the Euro became foreign exchange exposures to the Euro upon its introduction. Although the Company is not aware of any material adverse financial risk consequences of the change from legacy sovereign currencies to the Euro, conversion may result in problems, which may have an adverse impact on the Company's business since the Company may be required to incur unanticipated expenses to remedy these problems.

 Risks Associated with Government Contracts

   Federal government contracts historically have been a significant part of Sterling Software's business, representing approximately 21% of Sterling Software's total revenue during fiscal 1999 and 22% in both fiscal 1998 and 1997. Many of Sterling Software's federal government contracts are funded for one year or less and are subject to contract award, extension or expiration at different times during the year, and all of Sterling Software's federal government contracts are subject to termination by the government for convenience or for failure to obtain funding. Based upon past experience, Sterling Software believes that the contract renewal options included in existing government contracts will be exercised for the full period designated in such contracts, but no assurance can be given that such contracts will be renewed. See Item 1. "Business--Backlog" above.

 Certain Antitakeover Provisions

   Certain provisions of the Delaware General Corporation Law, Sterling Software's Restated Certificate of Incorporation (the "Certificate of Incorporation") and Bylaws and certain agreements to which Sterling Software is a party (including the Rights Agreement, dated December 18, 1996, between Sterling Software and BankBoston, N.A., as amended) may have the effect of delaying, deterring or preventing a change in control of Sterling Software. In addition, the Certificate of Incorporation authorizes the issuance of up to 250,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, par value $0.10 per share ("Preferred Stock"), of Sterling Software. The Board of Directors of Sterling Software has the power to determine the price and terms under which any such additional capital stock may be issued and to fix the terms of such Preferred Stock, and existing stockholders of Sterling Software will not have preemptive rights with respect thereto.

Other Matters

   The Board of Directors has adopted certain amendments to the Company's Bylaws, including, among others, the following:

   The Bylaws provide that for business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof. The Bylaws have been amended to require that, in order for a stockholder's notice to be timely, it must be delivered to or mailed to and received at the principal executive offices of the Company not later than 90 days prior to the anniversary date of the immediately preceding annual meeting. The notice must also contain the information required by Article II,
Section 2 of the Bylaws. As a result of this amendment, stockholders desiring to bring proposals before the Company's 2000 Annual Meeting of Stockholders must deliver the Company written notice thereof no later than December 31, 1999 (which deadline shall also apply for a proposal to be "timely" within the meaning of Rule 14a-4(c) under the Securities Exchange Act of 1934).

   The Bylaws have been amended to establish formal procedures which regulate the process by which stockholders owning 20% or more of the Company's outstanding shares may initiate a request to call a special meeting of the Company's stockholders and to establish orderly procedures for such stockholder-initiated meetings. The procedures would include, among other things, a requirement that such meeting be held not less than 90 days nor more than 120 days after the receipt and determination of the validity of the stockholders' request to call a special meeting.

   The Bylaws have been amended to conform with Section 141(k) of the Delaware General Corporation Law, which provides that unless a company's certificate of incorporation otherwise provides, in the case of a company with a classified board, stockholders may remove directors only for cause. In addition, the Bylaws have been amended to provide for mandatory indemnification of the Company's officers, as well as its directors, to fullest extent permitted by law, as well as to provide for mandatory advancement of expenses incurred by an indemnified party in defending or investigating a threatened or pending action in advance of final disposition of the action.

   In order to permit telephonic and electronic voting, the Bylaws have been amended to permit stockholders to vote by proxy in any manner permitted or not prohibited by the Delaware General Corporation Law.

   A copy of the restated Bylaws of the Company are filed herewith as Exhibit
3.2 and are incorporated herein by reference. The foregoing description of the restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the restated Bylaws filed herewith.

Forward-Looking Information

   This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the Company's management. The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words "may", "will", "could", "should", "believe", "expect", "future", "potential", "anticipate", "intend", "plan", "estimate" or "continue" or the negative or other variations thereof and (ii) other statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including
(i) risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions, (ii) possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, and (iii) actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence, the statements under the caption "Certain Risks and Uncertainties That Could Affect the Company and Future Operating Results" above and the statements under captions such as "Risk Factors", "Certain Considerations Relative to the Company" and "Special Considerations" in other SEC Filings constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those reflected in such forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

   The Company's exposure to market risk associated with changes in interest rates relates primarily to the Company's investment portfolio of marketable securities. The Company does not use derivative financial instruments in its investment portfolio. The stated objectives of the Company's investment guidelines are: safety of principal, liquidity, maximization of yield and diversification of risk. The Company invests in marketable securities of high credit quality U.S. issuers, principally highly rated corporations and tax-exempt issuers, and limits the amount of credit exposure to any one issuer. The Company's marketable securities portfolio includes only those securities with active secondary or resale markets to ensure portfolio liquidity.

   The table below presents principal amounts and related weighted average interest rates by date of maturity for the Company's marketable securities. A substantial portion of the interest income earned on municipal obligations is exempt from federal and state income taxes. At September 30, 1999, the weighted average maturity of the marketable securities portfolio was less than 180 days. The fair value of the marketable securities portfolio is affected by changes in short-term U.S. dollar interest rates.

                                    Maturity
                         ----------------------------------            Fair Value at
                          2000    2001    2002   Thereafter  Total   September 30, 1999
                         ------  ------  ------  ---------- -------  ------------------
U.S. corporate notes....  8,051  28,540  14,982              51,573        51,153
 Average interest rate..   5.62%   5.62%   6.08%               5.75%
Municipal obligations... 50,173   4,203     606      999     55,981        56,679
 Average interest rate..   5.48%   5.59%   5.33%    5.58%      5.49%
Other...................  3,383                               3,383         4,453
Total investment
 portfolio.............. 61,607  32,743  15,588      999    110,937       112,285
 Average interest rate..    5.2%   5.62%   6.05%    5.58%      5.44%

Foreign Currency Risk

   The Company conducts business in various foreign currencies, primarily in Canada, Brazil, Europe, Australia, Japan and other Asian countries. As a result, the Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. The Company mitigates a portion of its exposure to foreign currency exchange rate fluctuations through decentralized sales, marketing and support operations, and through international development facilities, in which substantially all costs are local-currency based. In the past, the Company has entered, and may in the future enter, into hedging transactions in an effort to reduce exposure to foreign currency exchange rate fluctuations. As of September 30, 1999, the Company was not engaged in a foreign currency hedging program.

Item 8. Financial Statements and Supplementary Data.

                            STERLING SOFTWARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Ernst & Young LLP, Independent Auditors.........................  33
Consolidated Financial Statements:
 Consolidated Balance Sheets as of September 30, 1999 and 1998............  34
 Consolidated Statements of Operations for the Years Ended September 30,
  1999, 1998 and 1997.....................................................  35
 Consolidated Statements of Stockholders' Equity for the Years Ended
  September 30, 1999, 1998 and 1997.......................................  36
 Consolidated Statements of Cash Flows for the Years Ended September 30,
  1999, 1998 and 1997.....................................................  37
 Notes to Consolidated Financial Statements...............................  38

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sterling Software, Inc.

   We have audited the accompanying consolidated balance sheets of Sterling Software, Inc. (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed under Item 14(a) of the Company's Annual Report on Form 10-K for the year ended September 30, 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Dallas, Texas
October 29, 1999

                            STERLING SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                          September 30, 1999 and 1998
                    (in thousands, except share information)

                                                            1999        1998
                                                         ----------  ----------
                        ASSETS
Current assets:
 Cash and cash equivalents.............................  $  318,748  $  397,312
 Marketable securities.................................     112,285     310,537
 Accounts and notes receivable, net....................     294,409     200,428
 Prepaid expenses and other current assets.............      28,732      32,253
                                                         ----------  ----------
  Total current assets.................................     754,174     940,530
Property and equipment, net............................      72,137      66,726
Computer software, net of accumulated amortization of
 $114,813 in 1999 and $112,734 in 1998.................     144,367      81,606
Excess cost over net assets of businesses acquired, net
 of accumulated amortization of $38,742 in 1999 and
 $27,316 in 1998.......................................     231,738      76,086
Other assets...........................................      27,615      24,040
                                                         ----------  ----------
                                                         $1,230,031  $1,188,988
                                                         ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities..............  $  226,510  $  161,790
 Deferred revenue......................................     105,828     105,439
                                                         ----------  ----------
  Total current liabilities............................     332,338     267,229
Noncurrent deferred revenue............................      45,677      27,649
Other noncurrent liabilities...........................      40,284      32,552
Contingencies and commitments
Stockholders' equity:
 Preferred stock, $.10 par value; 10,000,000 shares
  authorized; none issued..............................
 Common stock, $.10 par value; 250,000,000 and
  125,000,000 shares authorized in 1999 and 1998,
  respectively; 86,873,000, and 84,845,000 shares
  issued in 1999 and 1998, respectively................       8,687       8,485
 Additional paid-in capital............................     895,391     858,615
 Accumulated other comprehensive loss..................     (21,899)    (16,044)
 Retained earnings.....................................      55,750      66,506
 Less treasury stock, at cost; 5,953,000 and 2,599,000
  shares in 1999 and 1998, respectively................    (126,197)    (56,004)
                                                         ----------  ----------
  Total stockholders' equity...........................     811,732     861,558
                                                         ----------  ----------
                                                         $1,230,031  $1,188,988
                                                         ==========  ==========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years Ended September 30, 1999, 1998 and 1997
                  (in thousands, except per share information)

                                                   1999      1998      1997
                                                 --------  --------  ---------
Revenue:
 Products......................................  $363,763  $287,835  $ 234,240
 Product support...............................   208,888   183,631    150,886
 Services......................................   234,353   248,477    184,076
                                                 --------  --------  ---------
                                                  807,004   719,943    569,202
Costs and expenses:
 Cost of sales:
  Products and product support.................    84,138    71,229     79,449
  Services.....................................   209,259   216,437    157,287
                                                 --------  --------  ---------
                                                  293,397   287,666    236,736
 Product development and enhancement...........    39,572    36,162     29,659
 Selling, general and administrative...........   289,056   264,450    231,185
 Reorganization costs..........................    99,620    45,162    106,037
 Purchased research and development............    83,566              137,849
                                                 --------  --------  ---------
                                                  805,211   633,440    741,466
                                                 --------  --------  ---------
Income (loss) before other income (expense) and
 income taxes..................................     1,793    86,503   (172,264)
Other income (expense):
 Interest expense..............................      (463)     (424)      (540)
 Investment income.............................    31,569    34,087     38,906
 Other.........................................     1,568      (329)      (658)
                                                 --------  --------  ---------
                                                   32,674    33,334     37,708
                                                 --------  --------  ---------
Income (loss) before income taxes..............    34,467   119,837   (134,556)
Provision (benefit) for income taxes...........    45,223    43,793     (2,659)
                                                 --------  --------  ---------
Net income (loss)..............................  $(10,756) $ 76,044  $(131,897)
                                                 ========  ========  =========
Income (loss) per common share:
  Basic........................................  $   (.13) $    .94  $   (1.66)
                                                 ========  ========  =========
  Diluted......................................  $   (.13) $    .89  $   (1.66)
                                                 ========  ========  =========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended September 30, 1999, 1998 and 1997
                                 (in thousands)

                           Common Stock                                          Treasury Stock
                          ---------------                                       ------------------
                                                        Accumulated
                          Number           Additional      Other     Retained   Number                  Total
                            of      Par     Paid-in    Comprehensive Earnings     of                Stockholders'
                          Shares   Value    Capital        Loss      (Deficit)  Shares     Cost        Equity
                          ------  -------  ----------  ------------- ---------  ------  ----------  -------------
Balance at September 30,
 1996...................  82,214  $ 8,221  $ 830,860     $(10,379)   $ 117,731  2,744   $  (59,097)   $ 887,336
 Net loss...............                                              (131,897)                        (131,897)
 Adjustment to
  unrealized gains
  (losses) on available-
  for-sale securities,
  net of tax expense of
  $1,277................                                    2,381                                         2,381
 Foreign currency
  translation
  adjustment............                                   (2,490)                                       (2,490)
 Other..................                                     (520)                                         (520)
                                                                                                      ---------
 Total comprehensive
  loss..................                                                                               (132,526)
 Issuance of common
  stock pursuant to
  stock options,
  including tax benefit
  of $450...............     212       21      1,889                                                      1,910
 Issuance of common
  stock to
  401(k) plan...........                        (295)                             (40)         845          550
 Other..................     (14)      (1)       221                                             1          221
                          ------  -------  ---------     --------    ---------  -----   ----------    ---------
Balance at September 30,
 1997...................  82,412    8,241    832,675      (11,008)     (14,166) 2,704      (58,251)     757,491
 Net income.............                                                76,044                           76,044
 Adjustment to
  unrealized gains
  (losses) on available-
  for-sale securities,
  net of tax benefit of
  $224..................                                     (418)                                         (418)
 Foreign currency
  translation
  adjustment............                                   (4,388)                                       (4,388)
 Other..................                                     (230)                                         (230)
                                                                                                      ---------
 Total comprehensive
  income................                                                                                 71,008
 Issuance of common
  stock pursuant to
  stock options,
  including tax benefit
  of $4,700.............   1,327      133     22,462                                                     22,595
 Issuance of common
  stock to
  401(k) plan...........                        (303)                            (102)       2,189        1,886
 Issuance of common
  stock pursuant to
  employee stock
  purchase plan.........     337       34      5,494                               (3)          58        5,586
 Adjustments for pooling
  of interests
  acquisition of
  Mystech...............     769       77     (1,713)                    4,628                            2,992
                          ------  -------  ---------     --------    ---------  -----   ----------    ---------
Balance at September 30,
 1998...................  84,845    8,485    858,615      (16,044)      66,506  2,599      (56,004)     861,558
 Net loss...............                                               (10,756)                         (10,756)
 Adjustment to
  unrealized gains
  (losses) on available-
  for-sale securities,
  net of tax benefit of
  $38...................                                       75                                            75
 Foreign currency
  translation
  adjustment............                                   (6,022)                                       (6,022)
 Other..................                                       92                                            92
                                                                                                      ---------
 Total comprehensive
  loss..................                                                                                (16,611)
 Acquisition of common
  stock under stock
  repurchase program....                                                        3,457      (72,413)     (72,413)
 Issuance of common
  stock pursuant to
  stock options,
  including tax benefit
  of $4,584.............   1,463      146     24,129                                                     24,275
 Issuance of common
  stock to
  401(k) plan...........                         (47)                            (103)       2,220        2,173
 Issuance of common
  stock pursuant to
  employee stock
  purchase plan.........     565       56     12,694                                                     12,750
                          ------  -------  ---------     --------    ---------  -----   ----------    ---------
Balance at September 30,
 1999...................  86,873  $ 8,687  $ 895,391     $(21,899)   $  55,750  5,953   $ (126,197)   $ 811,732
                          ======  =======  =========     ========    =========  =====   ==========    =========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended September 30, 1999, 1998 and 1997
                                 (in thousands)

                                                 1999       1998       1997
                                               ---------  ---------  ---------
Operating activities:
  Net income (loss)........................... $ (10,756) $  76,044  $(131,897)
  Adjustments to reconcile income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization.............    58,058     44,693     38,544
    Provision for losses on accounts
     receivable...............................     2,908      5,157      5,191
    Provision (benefit) for deferred income
     taxes....................................     8,883     18,800    (19,125)
    Reorganization costs......................    42,156      9,552     63,726
    Purchased research and development........    83,566               137,849
    Changes in operating assets and
     liabilities, net of effects of business
     acquisitions:
      (Increase) decrease in accounts and
       notes receivable.......................   (71,683)   (49,435)    26,298
      Decrease in amounts due to Sterling
       Commerce, Inc..........................                         (35,134)
      Decrease (increase) in prepaid expenses
       and other assets.......................    12,682     (6,045)    (2,495)
      (Decrease) increase in accounts payable,
       accrued liabilities and income taxes
       payable................................   (43,774)   (11,989)    40,259
      Decrease in deferred revenue............   (12,023)    (1,951)    (1,339)
      Other...................................    12,921     16,859      6,734
                                               ---------  ---------  ---------
        Net cash provided by operating
         activities...........................    82,938    101,685    128,611
Investing activities:
  Purchases of property and equipment.........   (29,554)   (33,200)   (29,003)
  Purchases and capitalized cost of
   development of computer software...........   (31,495)   (27,854)   (21,860)
  Business acquisitions, net of cash
   acquired...................................  (265,787)      (634)  (194,871)
  Purchases of investments....................  (314,834)  (342,807)  (255,888)
  Proceeds from sales of investments..........   523,313    240,495    284,703
  Other.......................................      (209)     1,619        697
                                               ---------  ---------  ---------
        Net cash used in investing
         activities...........................  (118,566)  (162,381)  (216,222)
Financing activities:
  Purchases of treasury stock.................   (72,413)
  Proceeds from issuance of common stock
   pursuant to the exercise of stock options..    19,691     17,895      1,460
  Proceeds from issuance of common stock
   pursuant to employee stock purchase plan...    12,750      5,586
  Other.......................................      (944)    (2,600)    (1,179)
                                               ---------  ---------  ---------
        Net cash (used in) provided by
         financing activities.................   (40,916)    20,881        281
Effect of foreign currency exchange rate
 changes on cash..............................    (2,020)       172     (2,314)
                                               ---------  ---------  ---------
Decrease in cash and equivalents..............   (78,564)   (39,643)   (89,644)
Cash and cash equivalents at beginning of
 year.........................................   397,312    436,955    526,599
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $ 318,748  $ 397,312  $ 436,955
                                               =========  =========  =========
Supplemental cash flow information:
  Income taxes paid, net of refunds received.. $  23,237  $   2,400  $   6,670
                                               =========  =========  =========

                            See accompanying notes.

                            STERLING SOFTWARE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1999, 1998 and 1997

1. Summary of Significant Accounting Policies

 The Company

   Sterling Software, Inc. ("Sterling Software" or the "Company") was founded in 198l and became a publicly owned corporation in 1983. Sterling Software is a worldwide developer and supplier of systems management, business intelligence and application development software products and services, as well as a supplier of specialized information technology ("IT") services for sectors of the federal government.

 Basis of Presentation

   The consolidated financial statements include the accounts of Sterling Software after elimination of all significant intercompany balances and transactions. Certain amounts for periods ended prior to September 30, 1999, have been reclassified to conform to the current year presentation. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies at September 30, 1999 and 1998 and the results of operations for the years ended September 30, 1999, 1998 and 1997. While management has based its estimates and assumptions on the facts and circumstances known to it as of the date of this report, actual amounts may differ from such estimates and assumptions.

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

 Research and Development Costs

   Research and development costs incurred for the development and testing of new or significantly enhanced software products are accounted for in accordance with the provisions of Statement of Financial Accounting Standard No. 86 ("FAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Pursuant to FAS 86, costs are capitalized when technological feasibility of the product is established. Technological feasibility is established either upon the completion of a detailed program design or the completion of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Software development capitalized costs include, among other things, programmers salaries and benefits, outside contractor costs, computer time and allocated facilities costs. Unamortized software development costs of $54,474,000 and $54,382,000 are included in "Computer software, net", at September 30, 1999 and 1998, respectively.

   Purchased research and development determined not to have reached technological feasibility based on the status of design and development activities requiring further refinement and testing is expensed at the time of acquisition. The value of the Company's purchased research and development is determined by an independent valuation expert, generally by discounting the estimated projected net cash flows related to the applicable products for the next 10 years, including costs to complete the development of the technology and the future revenues to be earned upon release of the products.

 Depreciation and Amortization

   Property and equipment are recorded at cost and depreciated using the straight-line method over average useful lives of three to 15 years. Computer software costs are amortized on a product-by-product basis using the greater of the amount computed by taking the ratio of current year net revenue to estimated future net revenue or the amount computed by the straight-line method over periods ranging from three to seven years. Excess cost over net assets of businesses acquired is amortized on a straight-line basis over periods of seven to 40 years. Other intangible assets are amortized on a straight-line basis over periods of three to seven years.

   Depreciation and amortization consists of the following for the years ended September 30, 1999, 1998 and 1997 (in thousands):

                                                        1999    1998    1997
                                                       ------- ------- -------
      Property and equipment.......................... $18,789 $16,094 $15,596
      Purchased computer software.....................  11,553   7,708   6,731
      Capitalized computer software development
       costs..........................................  15,152  13,083  11,551
      Excess cost over net assets of businesses
       acquired.......................................  12,415   7,570   4,403
      Intangible assets...............................     149     238     263
                                                       ------- ------- -------
                                                       $58,058 $44,693 $38,544
                                                       ======= ======= =======

 Income Taxes

   The Company's income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefit only to the extent, based on available evidence, it is more likely than not such benefit will be realized.

 Stock Options

   The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", in accounting for its employee stock options and employee stock purchase plan. Generally, under APB 25, if the exercise price of an employee's stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

 Common Stock and Earnings Per Common Share

   Basic earnings per common share data is computed using the weighted average number of common shares outstanding for the relevant period. Diluted earnings per common share data is computed using the weighted average number of common shares outstanding plus common share equivalents represented by stock options, if such stock options have a dilutive effect in the aggregate.

   The following table sets forth the computation of basic and diluted earnings per share for the years ended September 30, 1999, 1998 and 1997 (in thousands, except per share data):

                                                     1999     1998     1997
                                                   --------  ------- ---------
   Basic:
     Net income (loss)............................ $(10,756) $76,044 $(131,897)
                                                   ========  ======= =========
     Weighted average common shares outstanding...   82,835   80,638    79,588
                                                   ========  ======= =========
     Net income (loss) per common share........... $   (.13) $   .94 $   (1.66)
                                                   ========  ======= =========
   Diluted:
     Net income (loss)............................ $(10,756) $76,044 $(131,897)
                                                   ========  ======= =========
     Weighted average common shares outstanding...   82,835   80,638    79,588
     Effect of dilutive employee stock options....             4,869
                                                   --------  ------- ---------
     Adjusted weighted average common shares......   82,835   85,507    79,588
                                                   ========  ======= =========
     Net income (loss) per common share........... $   (.13) $   .89 $   (1.66)
                                                   ========  ======= =========

 Foreign Currency Translation

   The financial statements of the Company's subsidiaries outside the United States are generally prepared using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date and any resulting translation adjustments are included as a component of comprehensive income. Revenue and expense items of these subsidiaries are translated at average exchange rates during the month the transactions occur. Gains and losses from foreign currency transactions are included in net earnings. Foreign currency transaction gains and losses historically have not been material to the Company's results of operations.

 Comprehensive Income

   Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income". FAS 130 requires the presentation of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. At September 30, 1999, total accumulated other comprehensive loss of $21,899,000 consists primarily of foreign currency translation adjustments of $(20,949,000) and unrealized gains and losses on available-for-sale securities of $836,000. The adoption of

FAS 130 had no impact on the Company's net income for the three years ended September 30, 1999. Prior year financial statements have been reclassified to conform to the requirements of FAS 130.

 Cash and Equivalents

   Cash equivalents consist primarily of highly liquid investments in investment-grade commercial paper of various issuers and repurchase agreements backed by U.S. Treasury securities, with maturities of three months or less when purchased. Cash equivalents are recorded at fair value.

 Marketable Securities and Other Investments

   The Company currently invests excess cash in a diversified portfolio of marketable securities consisting of a variety of investment-grade securities, including commercial paper, medium-term notes, municipal obligations and certificates of deposit. The fair values for marketable securities are based on quoted market prices.

   All marketable securities and long-term investments are classified as available-for-sale securities. Unrealized holding gains and losses on securities available-for-sale are recorded as a component of comprehensive income, net of any related tax effect. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in values judged to be other-than-temporary, if any, on available-for-sale securities are included in investment income.

 Excess Cost Over Net Assets of Businesses Acquired

   Excess cost over net assets of businesses acquired is amortized on a straight-line basis over periods of seven to 40 years. The carrying amount of such costs is reviewed by management if facts and circumstances suggest that such amount may be impaired. If this review indicates that the costs will not be recoverable, as determined based on the estimated discounted future cash flows of the business acquired over the remaining amortization period, the carrying amount is reduced by the estimated shortfall of cash flows. The carrying amount of excess cost over net assets of businesses acquired associated with other assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

 Recent Developments

   Effective October 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2" ("SOP 97-2"). SOP 97-2 requires that each element of a software sale arrangement be separately identified and accounted for based on the relative fair value of such element. Revenue cannot be recognized on any element of the sale arrangement if undelivered elements are essential to the functionality of the delivered elements. Adoption of SOP 97-2 did not significantly affect the Company's results of operations for year ended September 30, 1999, nor is it expected to have a significant impact on future results as the Company's revenue recognition policies have historically been substantially in compliance with the practices required by SOP 97-2.

   On December 15, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants released Statement of Position 98-9, "Modification of SOP 97-2, "Software Revenue Recognition,' with Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element software product sale arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all of the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied.

   The provisions of SOP 98-9 that extend the deferral of certain provisions of SOP 97-2 became effective December 15, 1998. All other provisions of SOP 98-9 will be effective for the Company's fiscal year beginning October 1, 1999. Retroactive application is prohibited. The adoption of SOP 98-9 is not expected to have a material impact on the financial position or results of operations of the Company.

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which, as amended, is required to be adopted in fiscal quarters beginning after June 15, 2000. Because the Company does not currently use derivatives to a significant extent, management does not anticipate that the adoption of FAS 133 will have a significant impact on the results of operations or the financial position of the Company.

2. Business Acquisitions, Reorganizations and Divestitures

 1999 Acquisitions

   The acquisitions listed below were completed during 1999 (the "1999 Acquisitions") and were accounted for in accordance with the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's results of operations from the respective dates of the acquisitions.

  . On October 26, 1998, Sterling Software acquired Cayenne Software, Inc. ("Cayenne"), a publicly held global supplier of analysis and design solutions for application and database development, in an $11,400,000 cash merger transaction.

  . On April 15, 1999, Sterling Software acquired the distributed systems storage software business (the "Alexandria Business") of Spectra Logic Corporation in a cash asset acquisition transaction valued at approximately $33,000,000.

  . On April 30, 1999, Sterling Software completed the acquisition of Interlink Computer Sciences, Inc. ("Interlink"), a publicly held global supplier of high-performance solutions for enterprise systems networking, in an all-cash transaction valued at approximately $63,907,000.

  .  On July 26, 1999, Sterling Software acquired CoreData, Inc.
     ("CoreData"), a privately held developer and supplier of backup software for remote and mobile PCs, in a cash merger transaction valued at approximately $14,015,000.

  . On August 31, 1999, Sterling Software completed the acquisition of Information Advantage, Inc. ("Information Advantage"), a publicly held provider of web-based and enterprise business intelligence software, in an all-cash transaction valued at approximately $168,357,000.

   The operations of Cayenne and Information Advantage have been included in the Company's operations as part of the Company's application management business segment since the date of acquisition. The operations of the Alexandria Business, CoreData and Interlink have been included in the Company's operations as part of the Company's systems management business segment since the date of acquisition.

   The total cost of the 1999 Acquisitions was approximately $358,062,000, including direct costs related to the acquisitions of approximately $67,383,000, consisting of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs as follows (in thousands):

      Cash transaction consideration.................................. $290,679
      Employee severance and benefits.................................   31,761
      Elimination of duplicate facilities and leases..................   14,650
      Transaction costs...............................................   13,441
      Other costs.....................................................    7,531
                                                                       --------
                                                                       $358,062
                                                                       ========

   At September 30, 1999, the balance of the direct costs incurred in the 1999 Acquisitions that remained to be paid totaled $35,323,000, related primarily to employee severance and benefits and the elimination of duplicate facilities and leases.

   The costs of the 1999 Acquisitions have been allocated to the respective assets and liabilities acquired and to purchased research and development, with the remainder recorded as excess cost over net assets acquired, based on preliminary estimates of fair values as follows (in thousands):

      Working capital................................................ $ 32,126
      Property and equipment.........................................    1,368
      Developed software and core technology.........................   85,436
      Purchased research and development costs charged to expense....   83,566
      Other assets and liabilities (net).............................  (11,035)
      Excess cost over net assets acquired...........................  166,601
                                                                      --------
                                                                      $358,062
                                                                      ========

   The estimates of fair value were determined by the Company's management based on information furnished by management of the acquired businesses and preliminary independent valuations of developed software, core technology and purchased research and development. Amounts attributed to purchased research and development were expensed at the date of acquisition as the Company determined that the purchased research and development had not reached technological feasibility based on the status of design and development activities that required further refinement and testing. The value of the purchased research and development attributable to each acquisition was determined by an independent valuation expert retained by the Company. The estimates used by the Company in valuing the purchased research and development were based upon assumptions regarding future events and circumstances the Company believes to be reasonable but that are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the assumed results. Any such variance may result in a material adverse effect on the results of operations of the Company.

   The value of the purchased research and development attributable to each acquisition was determined by discounting the estimated projected net cash flows related to the applicable products for the next 10 years, including costs to complete the development of the technology and the future revenues to be earned upon release of the products. The rate utilized to discount the net cash flows to their present value, generally 20%, was based on the Company's weighted average cost of capital adjusted for the risks associated with the estimated growth, profitability and developmental and market risks of the acquired development projects. Projected net cash flows from such products are based on estimates of revenues and operating profits related to such products.

   The Company is using the purchased research and development to create new products that are expected to become part of the product portfolios offered by the systems management and application management business segments. The Company expects that products developed from the purchased research and development will generally be released during fiscal year 2000. The development activities required to complete the purchased research and development technologies include additional coding, cross-platform porting and validation, quality assurance procedures and beta testing. The Company's management expects that the purchased research and development generally will be successfully developed into commercially viable products; however, there can be no assurance that commercial viability or timely release of these products will be achieved.

   A description of the acquired in-process technology and the estimates made by the Company for each of the 1999 Acquisitions is set forth below.

  . Information Advantage had four new products in active development at the date of acquisition, to which the Company assigned a value of approximately $47,044,000. These development efforts were aimed at incorporating technologies allowing advanced profiling and search, increasing report server capabilities and enhancing user interfaces for authoring reports and performing analysis of data. At the acquisition date, the research and development programs ranged in estimated completion from 62% to 90%. New product offerings are generally estimated to be released in the second quarter of fiscal year 2000 at an estimated cost to complete of approximately $2,000,000. Generally, the Company believes that the risks associated with the successful completion of the projects are relatively low. However, certain projects requiring integration of complementary technologies and the development of complex and unique intelligence analysis functions do entail significant technical risks. Significant delays in completion and release of product offerings could negatively affect the market position of the products. As the Information Advantage acquisition was completed only one month before the Company's year end, there have been no significant changes in the estimates of costs required to complete the development efforts or the product offering release dates.

  . CoreData was developing a new product that would include the unique ability to use multiple devices for more efficient remote backup and restore, to which the Company assigned a value of approximately $4,431,000. Research and development efforts were estimated to be approximately 40% complete at the date of acquisition, with the release date of the product estimated for the second quarter of fiscal year 2000 at an estimated cost to complete of approximately $200,000. The Company believes that the risks associated with successful completion of the development efforts are relatively low. The Company believes that a delay of release of up to three months would have little impact on the estimated market share or revenues of the product. No significant changes have arisen since the acquisition date in the estimates of costs to complete the development efforts or the product offering release date.

  . Interlink was developing four new product offerings at the acquisition date for OS/390 TCP/IP customers, to which the Company assigned a value of approximately $10,143,000. At the acquisition date research and development efforts ranged in estimated completion from 63%--87%. The release date of the new products is generally estimated to occur in the first quarter of fiscal year 2000 with estimated cost to complete the product offerings of approximately $830,000. The Company believes that the risks associated with successful completion of the development efforts are relatively low. The Company believes that a delay of release of up to six months would have little impact on the estimated market share or revenues of the product. No significant changes have arisen since the acquisition date in the estimates of costs to complete the development efforts or the product offering release date.

  . The Alexandria Business was developing a new product offering for data movement and backup capabilities designed to meet next generation, centralized, end-to-end storage management requirements for large, heterogeneous storage environments. Designed specifically to operate optimally in Storage Area Networks (SANs), features include the movement of data on SANs and the management of shared tape libraries attached to SANs. Both UNIX and NT server versions will have the same characteristics as the current release, including high performance with low CPU overhead. Timed to be available before the release of Windows 2000, the Company will have a leading solution for customers deploying large scale mission-critical applications on this first Windows version that is capable of hosting commercial applications effectively. The Company assigned a value of $12,325,000 to these research and development efforts, which were estimated to be approximately 80% complete at the date of acquisition, with a product offering estimated to become generally available in the third quarter of fiscal year 2000 at an estimated cost to complete of approximately $2,000,000. The research and development efforts necessary to complete the product offering are technically complex and may affect what functions are available on differing planned delivery dates. However, the Company believes that, through its acquisition of the Alexandria Business, it has a leading position in this marketplace and that any delays should not significantly reduce market opportunities for the new product offering. Through September 30, 1999, the Company has expended approximately $600,000 for further development of this product offering. No significant changes have arisen since the acquisition date in the estimates of costs to complete the development efforts or the product offering release date.

  . Cayenne was developing new technologies for integrating object-oriented technologies with component based design and implementation, to which the Company assigned a value of $9,623,000. The Company planned to integrate technologies acquired in the Cayenne acquisition with core technologies of both its own and Cayenne's existing product offerings to produce a new product targeted at providing advanced object-oriented
     (OO) modeling technologies and tools for application design and implementation. This was to be a unique capability and entailed a high degree of complexity and effort to provide full user functionality for multiple platforms. Research and development efforts were estimated to be approximately 80% complete at the date of acquisition and the Company believed that up to an additional 18 months and approximately $1,466,000 would be required to complete the new product offering. But with increasing opportunities in the market for application development tools for e-business solutions--such as web-enablement of existing applications, and integration and extension of existing applications-- combined with an increase in the estimated costs of integrating the acquired technologies with the Company's existing OO technologies, in September of 1999 the Company decided to discontinue development of the new, integrated product. Accordingly, the Company wrote off core technology and goodwill attributable to this product of approximately $7,800,000 in the fourth quarter of 1999.

   The following unaudited pro forma information presents the Company's results of operations as if the 1999 Acquisitions had occurred as of October 1, 1997. The pro forma information has been prepared by combining the results of operations of the Company and the acquired businesses for the years ended September 30, 1999 and 1998, adjusted for the elimination of fiscal year 1999 charges for purchased research and development costs and reorganization costs, additional amortization expense and the resulting impact on the provision for income taxes. This pro forma information does not purport to be indicative of what would have occurred had these acquisitions and related reorganizations occurred as of that date, or of results of operations that may occur in the future (in thousands, except per share data):

                                                                Years ended
                                                               September 30
                                                             -----------------
                                                               1999     1998
                                                             -------- --------
      Revenue............................................... $880,015 $872,004
      Income before other income (expense) and income
       taxes................................................ $154,506 $ 56,733
      Net income............................................ $117,252 $ 48,957
      Net income per share:
       Basic................................................ $   1.42 $    .61
       Diluted.............................................. $   1.34 $    .57

 1998 Acquisitions

   The following acquisitions occurred in the fourth quarter of 1998 and were both accounted for as poolings of interests:

  . On July 9, 1998, Sterling Software acquired Mystech Associates, Inc. ("Mystech"), a privately held federal information technology services contractor, in a stock-for-stock merger transaction (the "Mystech Merger"). As a result of the transaction, Sterling Software issued approximately 769,000 shares of its common stock, par value $0.10 per share ("Common Stock"), in exchange for the previously outstanding shares of Mystech common stock and reserved approximately 174,000 shares of Common Stock for issuance upon exercise of assumed Mystech stock options. The Mystech Merger was valued at approximately $28,000,000 and the Mystech organization was added to the Company's federal systems business segment. The impact of the pooling of interests accounting on the Company's historical financial statements was not material; therefore, the Company's financial statements for periods prior to the Mystech Merger were not restated for this transaction.

  . On July 31, 1998, Sterling Software acquired Synon Corporation ("Synon"), a privately held provider of application development software and services, in a stock-for-stock merger transaction (the "Synon Merger") valued at approximately $79,000,000. As a result of the transaction, Sterling Software issued approximately 2,603,000 shares of Common Stock in exchange for the previously outstanding shares of Synon capital stock and reserved approximately 375,000 shares of Common Stock for issuance upon exercise of assumed Synon stock options. The Company's financial statements for periods prior to the Synon Merger, including the results of the application management business segment, were restated to represent the combined financial statements of the previously separate entities.

   Separate and combined results of Sterling Software and Synon are as follows (in thousands):

                                               Sterling
                                               Software    Synon   Combined
                                               ---------  -------  ---------
      Nine Months Ended June 30, 1998
       (unaudited)
       Revenue................................ $ 469,771  $57,483  $ 527,254
       Net income (loss)...................... $  75,734  $(7,285) $  68,449
      Year Ended September 30, 1997
       Revenue................................ $ 488,978  $80,224  $ 569,202
       Net income (loss)...................... $(132,968) $ 1,071  $(131,897)

 1997 Acquisition of TI Software

   On June 30, 1997, Sterling Software completed the acquisition (the "TI Software Acquisition") of certain assets (including the capital stock of certain foreign subsidiaries) of Texas Instruments Incorporated ("Texas Instruments"). Such assets constituted substantially all of the assets used by Texas Instruments' Software Division ("TI Software") in its business of developing, marketing and supporting application development software and providing related consulting services. The results of operations of TI Software are included in the Company's results of operations, as part of the Company's application management business segment, from the date of the TI Software Acquisition.

   The cash purchase price paid for such assets was $165,000,000. The total cost of the TI Software Acquisition was approximately $214,774,000, including costs directly related to the TI Software Acquisition of approximately $49,774,000, consisting of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs. At September 30, 1999, substantially all of the direct costs incurred in the TI Software Acquisition had been paid.

   Results of operations for 1997 include $137,849,000 of purchased research and development costs, which is the portion of the purchase price attributed to in-process research and development, and which was charged to expense in accordance with the purchase method of accounting. The components of the aggregate cost were as follows (in thousands):

      Cash paid to Texas Instruments.................................. $165,000
      TI Software employee severance and benefits.....................   28,696
      Elimination of duplicate facilities and leases of TI Software...   10,578
      Transaction costs...............................................    4,904
      Other costs.....................................................    5,596
                                                                       --------
                                                                       $214,774
                                                                       ========

   The TI Software Acquisition has been accounted for in accordance with the purchase method of accounting. The aggregate cost was allocated to the assets and liabilities acquired and to purchased research and development, with the remainder recorded as excess cost over net assets acquired, based on estimates of fair values as follows (in thousands):

      Working capital (deficit)...................................... $(10,100)
      Property and equipment.........................................    4,530
      Developed software and core technology.........................   24,054
      Purchased research and development costs charged to expense....  137,849
      Other liabilities..............................................      (32)
      Excess cost over net assets acquired...........................   58,473
                                                                      --------
                                                                      $214,774
                                                                      ========

   The estimates of fair value were determined by the Company's management based on information furnished by management of TI Software and an independent valuation of developed software, core technology and purchased research and development. Amounts attributed to purchased research and development were expensed at the date of acquisition as the Company determined that the purchased research and development had not reached technological feasibility based on the status of design and development activities that required further refinement and testing.

   At the acquisition date, TI Software was developing several new products for component-based development, to which the Company assigned a value of $137,489,000. These development activities resulted in the Company's release of three products. The first product, released in early 1998, has become the primary component-based application development product, and largest single revenue source, for the Company's application management business segment. A second product, for component architecture modeling and interface-based design for component specifications, was also released in 1998 and has been successfully marketed. A third product was released for limited availability in 1999 and is a development environment that incorporates advanced component modeling and generation capabilities.

   The following unaudited pro forma information presents the Company's results of operations as if the TI Software Acquisition had occurred at October 1, 1996. The pro forma information has been prepared by combining the results of operations of the Company and TI Software for the year ended September 30, 1997, adjusted for the elimination of charges for purchased research and development costs and reorganization costs, additional amortization expense and the resulting impact on the provision for income taxes. This pro forma information does not purport to be indicative of what would have occurred had the TI Software Acquisition and related reorganization occurred as of that date or of results of operations which may occur in the future (in thousands, except per share data):


                                                                Year ended
                                                            September 30, 1997
                                                            ------------------
      Revenue..............................................      $733,577
      Income before other income (expense) and income
       taxes...............................................      $ 43,306
      Net income...........................................      $ 51,840
      Net income per share.................................      $    .65

 Reorganization Costs

   The Company's results of operations for the year ended September 30, 1999 include total reorganization costs of $99,620,000 primarily related to the 1999 Acquisitions, including costs associated with the realignment of the application development business within the application management business segment.

   The Company's results of operations for the year ended September 30, 1998 include reorganization costs of $45,162,000 primarily related to the reorganization of the Company's operations in the fourth quarter of 1998 in connection with the Synon Merger, and to a lesser extent, the Mystech Merger.

   The Company's results of operations for the year ended September 30, 1997 include reorganization costs of $106,037,000 primarily related to the reorganization of the Company's operations in the third quarter of 1997 in connection with the TI Software Acquisition, and to a lesser extent, the termination of the Company's international distributor arrangement with Sterling Commerce, Inc. ("Sterling Commerce"), formally a wholly owned subsidiary of the Company.

   The components of the above reorganization costs were as follows (in thousands):

                                                       1999    1998     1997
                                                      ------- ------- --------
      Employee termination costs..................... $29,904 $17,342 $ 18,539
      Elimination of duplicate facilities, equipment
       and other assets..............................  25,872   8,295   19,993
      Write-down of software products that will no
       longer be actively marketed...................  30,862   6,397   17,591
      Write-down of excess cost over net assets
       acquired......................................     996           38,955
      Out of pocket costs related to the
       reorganization(s).............................   9,794   9,535    5,109
      Other costs....................................   2,192   3,593    5,850
                                                      ------- ------- --------
                                                      $99,620 $45,162 $106,037
                                                      ======= ======= ========
      Reorganization costs requiring cash outlays.... $57,464 $35,610 $ 42,311
                                                      ======= ======= ========
      Remaining balance to be paid at September 30,
       1999.......................................... $40,686 $ 7,488 $  5,245
                                                      ======= ======= ========

   The remaining balances to be paid consist primarily of commitments under lease arrangements for office space and equipment for the 1997 and 1998 reorganizations, and employee termination costs and benefits, and commitments under lease arrangements for office space and equipment for the 1999 reorganizations.

   The Company periodically reviews the estimates of remaining costs to be paid relating to reorganizations. This periodic review has not resulted in any significant change to aggregate existing accruals, and the Company does not expect to incur costs related to the above-described reorganizations in excess of the amounts previously charged to operations.

 Termination of International Distributor Arrangement

   Effective as of June 30, 1997, Sterling Software and Sterling Commerce completed an agreement terminating an international distributor arrangement under which Sterling Software acted as the exclusive distributor of Sterling Commerce's interchange and communications software products in markets outside the United States and Canada. The results of the Company's international operations related to selling, marketing and providing first level support for these products through June 30, 1997 are included in the business segment information presented herein under "Corporate and other."

   Contemporaneously with such termination, Sterling Software sold to Sterling Commerce certain of the assets formerly used by Sterling Software in connection with the distribution of these products. In consideration of the termination of the international distributor arrangement and the sale of assets described above, Sterling Commerce paid to Sterling Software $5,226,000 on June 30, 1997 and subsequently paid to Sterling Software $10,076,000, which was equal to the net book value of the acquired assets and certain assumed liabilities of Sterling Software.

3. Legal Proceedings and Claims

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

4. Segment Information

   The Company has adopted Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" for the year ended September 30, 1999. Sterling Software is a worldwide developer and supplier of systems management, business intelligence and application development software products and services, as well as a supplier of specialized IT services for sectors of the federal government. The Company addresses these major markets through three business segments. The systems management business segment provides solutions that enable customers to simplify the use of multiple computing environments and to increase the productivity of information systems, ultimately ensuring that the systems meet the business needs of the organization, including e-business application availability and performance. The application management business segment provides solutions for both business intelligence and application development. Business intelligence solutions include a complete range of web-based business intelligence capabilities centered around corporate portal technology, as well as products that structure and manage data and application resources. Application development solutions include products and services that enable customers to deliver e-business applications for today's Internet-based economy. The federal systems business segment provides specialized IT services for sectors of the federal government, as well as state and local governments. Though June 30, 1997, the Company's international operations sold, marketed and provided first-level support outside of the United States and Canada for certain software products of Sterling Commerce, the results of which are included in the business segment and geographical information under "Corporate and other."

   Financial information concerning the Company's operations, by business segment, for the years ended September 30, 1999, 1998 and 1997, is summarized as follows (in thousands):

      Business Segment Information            1999        1998        1997
      ----------------------------         ----------  ----------  ----------
      Revenue:
       Systems Management................. $  290,126  $  204,529  $  184,679
       Application Management.............    357,845     366,013     223,166
       Federal Systems....................    159,033     148,773     121,790
       Corporate and other................                    628      39,567
                                           ----------  ----------  ----------
        Consolidated totals............... $  807,004  $  719,943  $  569,202
                                           ==========  ==========  ==========
      Operating Profit (Loss):
       Systems Management................. $  115,089  $   77,337  $   70,629
       Application Management.............     89,375      75,981      23,747
       Federal Systems....................     12,381       9,911       8,689
       Reorganization costs...............    (99,620)    (45,162)   (106,037)
       Purchased research and
        development.......................    (83,566)               (137,849)
       Corporate and other................    (31,866)    (31,564)    (31,443)
                                           ----------  ----------  ----------
        Consolidated totals............... $    1,793  $   86,503  $ (172,264)
                                           ==========  ==========  ==========
      Assets:
       Systems Management................. $  324,005  $  187,310  $  150,549
       Application Management.............    441,232     256,737     229,261
       Federal Systems....................     70,658      67,290      58,445
       Corporate and other................    394,136     677,651     662,023
                                           ----------  ----------  ----------
        Consolidated totals............... $1,230,031  $1,188,988  $1,100,278
                                           ==========  ==========  ==========
      Expenditures for Long-Lived Assets
       (including additions to computer
       software and excluding business
       acquisitions):
       Systems Management................. $   21,924  $   19,745  $   16,919
       Application Management.............     32,716      34,239      13,782
       Federal Systems....................      1,353       1,145       1,284
       Corporate and other................      5,056       5,925      18,878
                                           ----------  ----------  ----------
        Consolidated totals............... $   61,049  $   61,054  $   50,863
                                           ==========  ==========  ==========
      Depreciation and Amortization:
       Systems Management................. $   22,971  $   16,485  $   16,014
       Application Management.............     27,078      21,084      17,698
       Federal Systems....................      2,777       2,346       2,231
       Corporate and other................      5,232       4,778       2,601
                                           ----------  ----------  ----------
        Consolidated totals............... $   58,058  $   44,693  $   38,544
                                           ==========  ==========  ==========
      Revenue from the U.S. Government:
       Systems Management................. $    5,140  $    3,364  $    4,140
       Application Management.............     16,154      10,635       7,455
       Federal Systems....................    146,538     140,822     112,802
                                           ----------  ----------  ----------
        Consolidated totals............... $  167,832  $  154,821  $  124,397
                                           ==========  ==========  ==========

   The Company's revenue in North America and other markets at September 30, 1999, 1998 and 1997 and for the years then ended are summarized as follows (in thousands):

      Geographical Information                    1999       1998       1997
      ------------------------                 ---------- ---------- ----------
      Revenue:
       North America and Latin America........ $  518,381 $  454,599 $  353,061
       Europe.................................    231,290    213,601    136,311
       Asia-Pacific...........................     57,333     51,115     40,263
       Corporate and other....................                   628     39,567
                                               ---------- ---------- ----------
                                               $  807,004 $  719,943 $  569,202
                                               ========== ========== ==========
      Assets:
       North America and Latin America........ $  639,515 $  303,828 $  253,376
       Europe.................................    155,090    176,026    156,401
       Asia-Pacific...........................     41,290     31,483     28,478
       Corporate and other....................    394,136    677,651    662,023
                                               ---------- ---------- ----------
                                               $1,230,031 $1,188,988 $1,100,278
                                               ========== ========== ==========

   Segment profit represents the operating profit (loss) of each reportable segment excluding reorganization costs and purchased research and development costs charged to expense. Other income (expense) items are not allocated to individual business segments. The amounts presented for "Corporate and other" include corporate expense, cash balances, marketable securities, income tax balances, other assets, inter-segment eliminations and, through June 30, 1997, the results of operations relating to the international distribution of certain Sterling Commerce software products.

   The Company's long-lived assets are primarily located in the U.S.

5. Marketable Securities

   At September 30, 1999 and 1998, all of the Company's marketable securities were classified as available-for-sale and consist of the following (in thousands):

                                                             Gross      Gross
                                       Aggregate Amortized Unrealized Unrealized
                                          Fair     Cost     Holding    Holding
                                         Value     Basis     Gains      Losses
                                       --------- --------- ---------- ----------
September 30, 1999:
  U.S. corporate notes................ $ 51,153  $ 51,573    $    2     $(422)
  Municipal obligations...............   56,679    55,981       747       (49)
  Other...............................    4,453     3,383     1,076        (6)
                                       --------  --------    ------     -----
                                       $112,285  $110,937    $1,825     $(477)
                                       ========  ========    ======     =====
September 30, 1998:
  Commercial paper.................... $ 51,734  $ 51,734
  U.S. corporate notes................   90,319    89,601    $  718
  U.S. government obligations.........   20,023    20,001        22
  Municipal obligations...............  141,835   141,633       202
  Other...............................    6,626     6,333       293
                                       --------  --------    ------
                                       $310,537  $309,302    $1,235
                                       ========  ========    ======

   At September 30, 1999, scheduled maturities of investments in debt securities were: $58,196,578 principal amount within one year and $49,635,539 principal amount between one and five years.

6. Accounts and Notes Receivable

   Accounts and notes receivable consist of the following at September 30 (in thousands):

                                                               1999      1998
                                                             --------- ---------
      Trade................................................. $ 275,080 $ 181,256
      Unbilled..............................................    45,503    36,295
                                                             --------- ---------
                                                               320,583   217,551
      Less: Allowance for doubtful accounts.................    26,174    17,123
                                                             --------- ---------
                                                             $ 294,409 $ 200,428
                                                             ========= =========

   At September 30, 1999 and 1998, accounts receivable include $56,026,000 and $45,820,000, respectively, due under contracts with the federal government and related agencies. The remainder of the Company's receivables is due principally from corporations in diverse industries located in North America, Europe and Asia-Pacific, which mitigates exposure to concentrations of credit risk. Trade receivables are generally not collateralized. The Company performs periodic credit evaluations of its customers' financial conditions.

7. Property and Equipment

   Property and equipment consist of the following at September 30 (in thousands):

                                                                1999     1998
                                                              -------- --------
      Computer and peripheral equipment...................... $ 58,525 $ 45,729
      Furniture, fixtures and other equipment................   50,097   47,158
      Leasehold improvements.................................   26,649   23,671
                                                              -------- --------
                                                               135,271  116,558
      Less: Accumulated depreciation.........................   63,134   49,832
                                                              -------- --------
                                                              $ 72,137 $ 66,726
                                                              ======== ========

8. Credit Agreement

   Effective July 1, 1997, the Company entered into an amended bank credit agreement ("Credit Agreement"). The Credit Agreement requires that certain financial ratios be maintained. Borrowings under the Credit Agreement bear interest at the lower of the lender's base rate or the Eurodollar lending rate plus one-half percent and mature on June 30, 2000. No amounts were borrowed during 1999 or outstanding under the Credit Agreement at September 30, 1999. At September 30, 1999, after giving effect to outstanding standby letters of credit in the aggregate amount of approximately $3,868,000, approximately $31,132,000 was available for borrowing under the Credit Agreement.

9. Accounts Payable and Accrued Liabilities

   Accounts payable and accrued liabilities consist of the following at September 30 (in thousands):

                                                                 1999     1998
                                                               -------- --------
      Trade accounts payable.................................. $ 32,469 $ 31,571
      Accrued compensation....................................   64,323   57,169
      Accrued acquisition and reorganization costs............   79,930   34,276
      Other accrued liabilities...............................   49,788   38,774
                                                               -------- --------
                                                               $226,510 $161,790
                                                               ======== ========

   Accrued acquisition and reorganization costs at September 30, 1999 are primarily due to the Information Advantage and Interlink acquisitions and the realignment of the application development business within the application management business segment, and are primarily for the remaining commitments pursuant to employee termination costs and benefits and the elimination of duplicate facilities and equipment.

10. Income Taxes

   The provision (benefit) for income taxes on net income (loss) is composed of the following (in thousands):

                                                      Years ended September 30
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  ------- --------
      Current:
        Federal...................................... $25,719  $17,011  $11,309
        State........................................   2,205    2,928    2,310
        Foreign......................................   8,416    5,054    2,098
      Deferred:
        Federal......................................  10,178   16,557  (17,330)
        State........................................     872    1,489   (1,685)
        Foreign......................................  (2,167)     754      639
                                                      -------  ------- --------
                                                      $45,223  $43,793  $(2,659)
                                                      =======  ======= ========

   The effective income tax rate on income (loss) before income taxes differed from the federal income tax statutory rate for the following reasons (in thousands):

                                                   Years ended September 30
                                                   --------------------------
                                                    1999     1998      1997
                                                   -------  -------  --------
      Tax expense (benefit) at U.S. federal
       statutory rate............................. $12,063  $41,943  $(47,095)
      Increases (reductions) in tax expense
       (benefit) resulting from:
        Purchased research and development for
         which no income tax benefit was
         recognized...............................  34,030             36,251
        Effect of non-U.S. tax rates..............  (4,732)  (4,553)   (1,182)
        Recognition of previously unrecognized
         deferred income tax asset................                     (3,022)
        Nondeductible amortization of excess cost
         over net assets acquired.................   2,394      564    14,663
        Foreign sales corporation.................  (2,337)  (1,896)   (1,891)
        State income taxes, net of federal
         benefit..................................   3,077    4,417      (125)
        Unbenefitted losses.......................            3,112
        Other.....................................     728      206      (258)
                                                   -------  -------  --------
                                                   $45,223  $43,793  $ (2,659)
                                                   =======  =======  ========

   Income (loss) before income taxes includes foreign pretax earnings (losses) of $41,363,000, $11,253,000 and $(7,021,000) for the years ended September 30,
1999, 1998 and 1997, respectively. Earnings of certain non-U.S. subsidiaries have been indefinitely reinvested and, accordingly, no provision has been made for taxes due upon remittance of these earnings.

   Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset as of September 30 were as follows (in thousands):

                                                              1999      1998
                                                            --------  --------
Deferred income tax assets:
  Net operating loss carryforwards......................... $ 50,166  $ 37,669
  General business and alternative minimum tax credit
   carryforwards...........................................    5,381     6,799
  Foreign tax credit carryforwards.........................      780     1,232
  Reserves and reorganization accruals.....................   92,162    65,692
                                                            --------  --------
   Deferred income tax assets..............................  148,489   111,392
                                                            --------  --------
Deferred income tax liabilities:
  Capitalized software costs...............................   51,206    21,729
  Depreciation and amortization............................    5,065     5,709
  Other future income tax liabilities......................   42,382    35,438
                                                            --------  --------
   Deferred income tax liabilities.........................   98,653    62,876
                                                            --------  --------
  Deferred income tax asset net of deferred income tax
   liability...............................................   49,836    48,516
  Less valuation allowance.................................  (41,889)  (44,138)
                                                            --------  --------
   Net deferred income tax asset........................... $  7,947  $  4,378
                                                            ========  ========

   The valuation allowance relates principally to certain net operating loss and credit carryforwards. Although realization is not assured, management believes that future taxable income based on expected future earnings of the Company will more likely than not utilize a portion of the net operating loss carryforwards, tax credit carryforwards and other future tax deductions in existence at September 30, 1999, equivalent to the net deferred income tax asset. As there can be no assurances on amounts in excess of the net deferred income tax asset, the aforementioned valuation allowance has been recorded and may change as estimates during the carryforward periods change.

   At September 30, 1999, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $117,678,000 and $6,414,000, respectively. These carryforwards will expire at various times between 2000 and 2018, with approximately $109,200,000 of the net operating loss carryforwards expiring between 2008 and 2013. The utilization of substantially all of these carryforwards is restricted to future taxable income of certain of the Company's wholly owned subsidiaries and limited by
Section 382 of the Internal Revenue Code of 1986, as amended ("the Code"). Thus, the Company's utilization of these carryforwards cannot be assured.

11. Commitments

   The Company leases certain facilities and equipment under operating leases. Total rent expense for the years ended September 30, 1999, 1998 and 1997 was $27,649,000, $28,691,000 and $26,435,000, respectively. At September 30, 1999, minimum future rental payments due under all operating leases, net of estimated future sublease income, were as follows (in thousands):

      2000............................................................. $ 29,284
      2001.............................................................   27,048
      2002.............................................................   20,872
      2003.............................................................   17,421
      2004.............................................................   15,791
      Thereafter.......................................................   48,516
                                                                        --------
                                                                        $158,932
                                                                        ========

12. Stockholders' Equity

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

 Stock Options

   In May 1996 Sterling Software's stockholders approved the 1996 Stock Option Plan (the "1996 Plan"). Options granted pursuant to the 1996 Plan become exercisable generally at a rate of 25% per year and expire either five or ten years from the date of grant, although options may be granted with shorter vesting periods and shorter terms. In March 1999, the Board of Directors of Sterling Software adopted the 1999 Employee Stock Option Plan (the "1999 Plan"), a broad based stock option plan, participation in which is limited to employees other than directors and officers. Options granted pursuant to the 1999 Plan become exercisable generally at the rate of 25% per year and expire five years from the date of the grant, although options may be granted with alternative vesting periods and terms that comply with local tax laws in certain countries. Any tax benefit associated with the exercise of options is credited to paid-in capital.

   Stock option transactions for the three years ended September 30, 1999 are summarized below:

                                 1999                 1998                 1997
                          -------------------- -------------------- --------------------
                                      Weighted             Weighted             Weighted
                                      Average              Average              Average
                                      Exercise             Exercise             Exercise
                           Options     Price    Options     Price    Options     Price
                          ----------  -------- ----------  -------- ----------  --------
Options outstanding at
 beginning of year......  17,740,718   $14.61  18,686,785   $14.19     757,483   $ 9.63
Options assumed in
 business acquisitions..   1,367,339    12.51     174,146    10.49
Options granted.........   4,442,469    25.24     842,482    23.44  19,185,277    14.27
Options exercised.......  (1,462,537)   13.47  (1,327,084)   13.48    (212,036)    6.87
Options terminated and
 canceled...............    (779,128)   26.19    (635,611)   15.24  (1,043,939)   13.84
                          ----------           ----------           ----------
Options outstanding at
 end of year............  21,308,861    16.34  17,740,718    14.61  18,686,785    14.19
                          ==========           ==========           ==========
Options exercisable at
 end of year............  12,300,332    14.20  10,694,178    14.03   9,399,391    13.93
                          ==========           ==========           ==========
Options available for
 grant under the
 Company's 1996 Plan at
 the end of the year....   1,196,867              883,888              971,090
                          ==========           ==========           ==========

   Information related to options outstanding at September 30, 1999 is summarized below:

                         Options Outstanding            Options Exercisable
                  ------------------------------------  ----------------------
                                Weighted
                                 Average     Weighted                Weighted
                                Remaining    Average                 Average
   Range of                    Contractual   Exercise                Exercise
Exercise Prices    Options        Life        Price      Options      Price
---------------   ----------   -----------   --------   ----------   --------
$ 2.00--$ 13.63    2,558,404     6 Years      $11.83     1,818,909    $11.58
$13.64--$ 14.13   11,985,393     6 Years      $14.12     9,451,849    $14.12
$14.14--$ 24.50    5,745,475     5 Years      $20.83       948,206    $17.04
$24.51--$503.74    1,019,589     6 Years      $28.52        81,368    $49.18
                  ----------                            ----------
                  21,308,861                            12,300,332
                  ==========                            ==========

 Employee Stock Purchase Plan

   In February 1998 Sterling Software's stockholders approved the Company's Employee Stock Purchase Plan (the "ESPP"). Under provisions of the ESPP, employees can purchase Common Stock at a specified price through payroll deductions during an offering period, currently established on a semi-annual basis. During the year ended September 30, 1999, approximately 565,000 shares were issued to employees under the ESPP. At September 30, 1999, approximately $2,504,000 had been contributed by employees that will be used to purchase shares at the end of the offering period in December 1999. At September 30, 1999, the Company could issue up to approximately 147,000 shares under the ESPP, based on withholdings through September 30, 1999 and the Company's stock price at September 30, 1999.

 Statement of Financial Accounting Standard No. 123 ("FAS 123")

   FAS 123 requires disclosure of pro forma net earnings and net earnings per common share information computed as if the Company had accounted for its employee stock options and the Company's ESPP under the fair value method set forth in FAS 123. The fair value of the Company's outstanding stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                    Years ended September 30
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
      Expected option life in years...............     4.0       4.0       4.0
      Risk-free interest rate.....................     5.64%     5.59%     6.14%
      Volatility factor...........................     0.40      0.40      0.40

   The Company does not have a history of paying cash dividends and none have been assumed in estimating the fair value of its options or rights under the ESPP.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because, among other things, changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options or ESPP participation rights. For purposes of pro forma disclosures, the estimated fair value of the options and ESPP participation rights is amortized to expense over the options' vesting periods and the ESPP's semi-annual offering periods.

                                                   Years ended September 30
                                                  ---------------------------
                                                    1999     1998     1997
                                                  --------  ------- ---------
      Pro forma net income (loss)................ $(28,539) $64,658 $(172,864)
      Pro forma net income (loss) per share:
        Basic.................................... $   (.34) $   .80 $   (2.17)
        Diluted.................................. $   (.34) $   .76 $   (2.17)
      Weighted average fair value of options
       granted during the year................... $   9.96  $  9.24 $    6.00

13. Postretirement Benefits

   The Company has a plan to provide retirement benefits under the provisions of Section 401(k) of the Code for full time employees and for part time employees who have completed a specified term of service. Pursuant to this plan, eligible participants may elect to contribute a percentage of their annual gross compensation and the Company will contribute additional amounts, as provided by the plan. Benefits under the plan are limited to the assets of the plan. Company contributions charged to expense during 1999, 1998 and 1997 were $5,185,000, $3,908,000 and $2,829,000, respectively. One-half of the
Company's contributions are invested in the Company's Common Stock. Effective October 1, 1996, the portion of the plan consisting of the Company's contributions was designated as an employee stock ownership plan. During 1999, 1998 and 1997, the investment of the Company's contributions included 102,953, 102,407 and 39,542 shares of Common Stock of the Company, respectively.

14. Change-in-Control and Employment Arrangements

   As of September 30, 1999, the Company had change-in-control agreements with 18 of its current or former officers providing for payments based on the individual officer's respective cash compensation and benefits if there is a change in control (as defined) in the Company and actual or constructive termination of employment occurs. The change-in-control agreements further provide that the Company will make certain payments to each individual party thereto to compensate such individual for the economic effect of such individual's liability to pay excise taxes to the extent that payments received by such individual, pursuant to the change-in-control agreement, stock option agreements or otherwise, are considered as "contingent on a change in ownership or control" under Section 280G of the Code (each, a "Tax Payment"). Based on certain assumptions, at September 30, 1999, the Company's maximum liability for cash compensation, benefits and Tax Payments under these agreements was estimated to be approximately $43,000,000. The Company's actual liability, if any, under these agreements will depend on a number of factors, including the level of salaries, bonuses and benefits being received by the then covered individuals prior to a change in control and the price at which any change-in-control transaction occurs.

   As of September 30, 1999, the Company had entered into severance agreements with 11 of its officers providing for payments based on the individual officer's respective cash compensation and continuation of benefits if the Company terminates the officer's employment. In addition, the Company has entered into an agreement with one executive officer that provides for an annual base salary plus agreed-upon bonuses and benefits and converts to a consulting agreement upon the occurrence of certain events. The Company has also entered into a consulting agreement with one of its directors that provides for termination payments, based on the director's consulting compensation, upon the occurrence of certain events. At September 30, 1999, the Company's maximum estimated liability for future salaries, fees, bonuses and benefits under these agreements was approximately $16,000,000.

15. Quarterly Financial Results (Unaudited)

   The Company's consolidated operating results for each quarter of 1999 and 1998 are summarized below (in thousands, except per share data). The Company's financial statement for periods prior to the Synon Merger represent the combined financial statements of the previously separate entities:

                                                 Three Months Ended
                                     ------------------------------------------
                                     December 31 March 31 June 30  September 30
                                     ----------- -------- -------- ------------
Year ended September 30, 1999:
  Revenue
    Products........................  $ 64,313   $ 82,868 $ 99,238   $117,344
    Product support.................    51,541     50,849   52,163     54,335
    Services........................    58,605     58,669   58,364     58,715
                                      --------   -------- --------   --------
                                       174,459    192,386  209,765    230,394
  Cost of sales
    Products and product support....    17,948     19,821   21,034     25,335
    Services........................    53,160     50,724   52,565     52,810
                                      --------   -------- --------   --------
                                        71,108     70,545   73,599     78,145
  Product development and
   enhancement......................     9,355      9,524    9,250     11,443
  Selling, general and
   administrative...................    61,609     67,840   74,618     84,989
  Reorganization costs..............    19,655              14,098     65,867
  Purchased research and
   development......................     9,623              22,468     51,475
  Net income (loss).................     4,206     35,160    9,311    (59,433)
  Weighted average common shares
   outstanding......................    82,536     83,197   83,536     83,708
  Income (loss) per common share:
      Basic.........................  $    .05   $    .42 $    .11   $   (.71)
      Diluted.......................       .05        .40      .11       (.71)
Year ended September 30, 1998:
  Revenue
    Products........................  $ 64,979   $ 69,922 $ 71,266   $ 81,668
    Product support.................    45,910     45,656   46,425     45,640
    Services........................    57,990     62,006   63,100     65,381
                                      --------   -------- --------   --------
                                       168,879    177,584  180,791    192,689
  Cost of sales
    Products and product support....    18,072     16,991   17,007     19,159
    Services........................    51,108     53,513   54,708     57,108
                                      --------   -------- --------   --------
                                        69,180     70,504   71,715     76,267
  Product development and
   enhancement......................    10,608      9,410    8,090      8,054
  Selling, general and
   administrative...................    69,004     67,993   66,407     61,046
  Reorganization costs..............                                   45,162
  Net income........................    17,322     23,916   27,211      7,595
  Weighted average common shares
   outstanding......................    79,785     80,015   80,650     82,075
  Income per common share:
      Basic.........................  $    .22   $    .30 $    .34   $    .09
      Diluted.......................       .21        .28      .32        .09

   Information concerning the Company's operations by business segment for each quarter of 1999, 1998 and 1997 is set forth below (in thousands):

                                              Three Months Ended
                                  ---------------------------------------------
                                  December 31 March 31   June 30   September 30
                                  ----------- --------  ---------  ------------
Year ended September 30, 1999:
 Revenue:
   Systems Management............  $ 48,241   $ 60,279  $  76,120    $105,486
   Application Management........    87,598     93,117     93,106      84,024
   Federal Systems...............    38,620     38,990     40,539      40,884
                                   --------   --------  ---------    --------
     Consolidated totals.........  $174,459   $192,386  $ 209,765    $230,394
                                   ========   ========  =========    ========
 Operating Profit (Loss):
   Systems Management............  $ 15,616   $ 23,193  $  29,479    $ 46,801
   Application Management........    22,028     26,300     27,514      13,533
   Federal Systems...............     2,810      3,098      3,136       3,337
   Reorganization costs..........   (19,655)              (14,098)    (65,867)
   Purchased research and
    development..................    (9,623)              (22,468)    (51,475)
   Corporate and other...........    (8,067)    (8,114)    (7,831)     (7,854)
                                   --------   --------  ---------    --------
     Consolidated totals.........  $  3,109   $ 44,477  $  15,732    $(61,525)
                                   ========   ========  =========    ========
Year ended September 30, 1998:
 Revenue:
   Systems Management............  $ 42,061   $ 50,314  $  49,983    $ 62,171
   Application Management........    92,525     91,365     93,649      88,474
   Federal Systems...............    33,665     35,905     37,159      42,044
   Corporate and other...........       628
                                   --------   --------  ---------    --------
     Consolidated totals.........  $168,879   $177,584  $ 180,791    $192,689
                                   ========   ========  =========    ========
 Operating Profit (Loss):
   Systems Management............  $ 13,838   $ 18,680  $  19,524    $ 25,295
   Application Management........    11,809     16,591     20,418      27,163
   Federal Systems...............     2,239      2,468      2,412       2,792
   Reorganization costs..........                                     (45,162)
   Corporate and other...........    (7,799)    (8,062)    (7,775)     (7,928)
                                   --------   --------  ---------    --------
     Consolidated totals.........  $ 20,087   $ 29,677  $  34,579    $  2,160
                                   ========   ========  =========    ========
Year ended September 30, 1997:
 Revenue:
   Systems Management............  $ 36,950   $ 43,916  $  46,045    $ 57,768
   Application Management........    44,427     40,310     41,327      97,102
   Federal Systems...............    27,858     27,954     30,919      35,059
   Corporate and other...........    10,381     13,040     15,265         881
                                   --------   --------  ---------    --------
     Consolidated totals.........  $119,616   $125,220  $ 133,556    $190,810
                                   ========   ========  =========    ========
 Operating Profit (Loss):
   Systems Management............  $ 12,889   $ 17,099  $  18,530    $ 22,111
   Application Management........     4,408      3,120      3,522      12,697
   Federal Systems...............     2,395      2,303      1,826       2,165
   Reorganization costs..........                        (106,037)
   Purchased research and
    development..................                        (137,849)
   Corporate and other...........    (8,767)    (9,075)    (6,328)     (7,273)
                                   --------   --------  ---------    --------
     Consolidated totals.........  $ 10,925   $ 13,447  $(226,336)   $ 29,700
                                   ========   ========  =========    ========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   Information concerning the directors of the Company will be set forth in the Proxy Statement to be provided to stockholders in connection with the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Election of Directors", which information is incorporated herein by reference. Information concerning compliance with Section 16 of the Securities Exchange Act of 1934, as amended, by persons subject to such Section will be set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance", which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in
Part I of this report, which information is incorporated herein by reference.

Item 11. Executive Compensation.

   Information concerning executive compensation will be set forth in the Proxy Statement under the headings "Management Compensation" and "Election of Directors", which information is incorporated herein by reference. Information contained in the Proxy Statement under the caption "Management Compensation-- Report of the Executive and Option Committees on Executive Compensation" and "--Stock Performance Chart" is not incorporated by reference herein.

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

   1. Consolidated Financial Statements:

    See Index to Consolidated Financial Statements at Item 8.

   2. Consolidated Financial Statement Schedule:

    Schedule II--Valuation and Qualifying Accounts for the Years Ended September 30, 1999, 1998 and 1997.

   3. Exhibits:

     2.1 Asset Purchase Agreement, dated April 18, 1997, by and between Texas
         Instruments Incorporated and the Company (2), (3)
     2.2 Amendment No. 1 to Asset Purchase Agreement, dated June 19, 1997, by and between Texas Instruments Incorporated, the Company and certain subsidiaries of the Company, and Amendment No. 2 to Asset Purchase
         Agreement, dated June 28, 1997, by and between Texas Instruments
         Incorporated, the Company and certain subsidiaries of the Company (4)
     2.3 Agreement and Plan of Merger, dated as of May 27, 1998, among the
         Company, Sterling Software (Connecticut), Inc. and Mystech Associates,
         Inc. (2), (5)
     2.4 Agreement and Plan of Merger, dated as of June 20, 1998, among the
         Company, Sterling Software (Southern), Inc. and Synon Corporation (2),
         (6)
     2.5 Agreement and Plan of Merger, dated as of August 27, 1998, among the
         Company, Sterling Software (Southern), Inc. and Cayenne Software, Inc.
         (1), (2)
     2.6 Asset Purchase Agreement, dated as of March 6, 1999, between the
         Company, Spectra Logic Corporation, Sterling Software (U.S.A.), Inc.,
         Nathan C. Thompson and Michael J. Sausa (2), (7)
     2.7 Agreement and Plan of Merger, dated as of March 23, 1999, among the
         Company, Sterling Software (Southwest), Inc. and Interlink Computer
         Sciences, Inc. (2), (8)
     2.8 Agreement and Plan of Merger, dated as of July 12, 1999, among the
         Company, Sterling Software (Arizona), Inc. and CoreData, Inc. (1), (2)
     2.9 Agreement and Plan of Merger, dated as of July 15, 1999, among the
         Company, Sterling Software Acquisition Corp. and Information
         Advantage, Inc. (2), (15)
     3.1 Restated Certificate of Incorporation of the Company (1)
     3.2 Restated Bylaws of the Company (1)
     4.1 Form of Common Stock Certificate (10)
     4.2 Rights Agreement, dated December 18, 1996, by and between the Company and The First National Bank of Boston, as Rights Agent (11)
     4.3 First Amendment to Rights Agreement, dated as of March 12, 1998, by and between the Company and BankBoston, N.A., as Rights Agent (12)
    10.1 Supplemental Executive Retirement Plan II of Informatics General
         Corporation ("SERP II"), as amended by Amendment to SERP II (13), (14)
    10.2 Sterling Software, Inc. Amended and Restated Employee Stock Purchase
         Plan (effective as of March 20, 1998) (9), (14)
    10.3 Sterling Software, Inc. Deferred Compensation Plan (restated effective
         December 21, 1998) (14), (19)
    10.4 Sterling Software, Inc. Amended and Restated 1996 Stock Option Plan
         (1), (14)
    10.5 Form of Stock Option Agreement between the Company and each of Sam
         Wyly and Charles J. Wyly, Jr. (14), (16)
    10.6 Form of Stock Option Agreement between the Company and Sterling L.
         Williams (14), (16)

    10.7  Form of Stock Option Agreement between the Company and Geno P. Tolari
          (14), (16)
    10.8  Form of Stock Option Agreement between the Company and F.L. "Mike"
          Harvey (1), (14)
    10.9  Form of Amendment to Stock Option Agreement, dated March 20, 1998, between the Company and each of its executive officers (9), (14)
    10.10 Fiscal 1999 Executive Compensation Plan for Group Presidents (14),
          (23)
    10.11 Fiscal 2000 Executive Compensation Plan for Group Presidents (1),
          (14)
    10.12 Consulting Agreement, dated October 1, 1996, between the Company and
          Michael C. French (14), (17)
    10.13 CEO Agreement, dated February 12, 1996, between the Company and
          Sterling L. Williams (14), (18)
    10.14 Amendment to CEO Agreement, dated May 31, 1998, between the Company and Sterling L. Williams (14), (23)
    10.15 Form of Change-in-Control Severance Agreement, dated October 22,
          1999, between the Company and each of Sam Wyly and Charles J. Wyly,
          Jr. (1), (14)
    10.16 Form of Change-in-Control Severance Agreement, dated October 22,
          1999, between the Company and Sterling L. Williams (1), (14)
    10.17 Form of Change-in-Control Severance Agreement, dated October 22,
          1999, between the Company and each of Geno P. Tolari and F.L. "Mike"
          Harvey (1), (14)
    10.18 Form of Severance Agreement, dated February 12, 1996, between the
          Company and Geno P. Tolari (14), (18)
    10.19 Form of Severance Agreement, dated June 30, 1997, between the Company and F.L. "Mike" Harvey (1), (14)
    10.20 Form of Amendment to Severance Agreement, dated August 15, 1997, between the Company and each of Geno P. Tolari and F.L. "Mike" Harvey
          (14), (16)
    10.21 Form of Indemnity Agreement between the Company and each of its directors and officers (1)
    10.22 Third Amended and Restated Revolving Credit Agreement, dated July 1,
          1997, by and among the Company, BankBoston, N.A. and Bank One, Texas,
          National Association and BankBoston, N.A. as agent for itself and
          Bank One, Texas, National Association (20)
    10.23 Tax Allocation Agreement, dated March 4, 1996, between the Company and Sterling Commerce, Inc. (21)
    10.24 Indemnification Agreement, dated March 4, 1996, between the Company and Sterling Commerce, Inc. (22)
    10.25 Agreement dated September 19, 1996 by Sterling Commerce, Inc. for the benefit of the Company (17)
    21.1  Subsidiaries of the Company (1)
    23.1  Consent of Ernst & Young LLP (1)
    27.1  Financial Data Schedule (1)

--------
(1) Filed herewith.
(2) In accordance with Item 601 of Regulation S-K, the schedules and exhibits relating to the agreement have been omitted. The Company will furnish supplementally to the Securities and Exchange Commission such schedules and exhibits upon request.
(3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference (SEC File No. 97605952).
(4) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1997, as amended, and incorporated herein by reference (SEC File No. 97633732).
(5) Previously filed as Appendix A to the Proxy Statement/Prospectus forming a part of the Company's Registration Statement No. 333-53747, dated May 28, 1999, and incorporated herein by reference (SEC File No. 98632583).
(6) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 21, 1998 and incorporated herein by reference (SEC File No. 98652676).

(7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference (SEC File No. 99617213).
(8) Previously filed as an exhibit to the Company's Tender Offer Statement on
    Schedule 14D-1 dated March 30, 1999 and incorporated herein by reference (SEC File No. 99579124).
(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference (SEC File No. 98602908).
(10) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 and incorporated herein by reference (SEC File No. S766400).
(11) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 18, 1996 and incorporated herein by reference (SEC File No. 96682898).
(12) Previously filed as an exhibit to the Company's Registration Statement No. on Form 8-A/A filed April 3, 1998 and incorporated herein by reference (SEC File No. 98587026).
(13) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference (SEC File No. 93278187).
(14) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.
(15) Previously filed as an exhibit to the Company's Tender Offer Statement on
     Schedule 14D-1 dated July 21, 1999 and incorporated herein by reference (SEC File No. 99667898).
(16) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference (SEC File No. 97724719).
(17) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference (SEC File No. 96672084).
(18) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference (SEC File No. 96560921).
(19) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference (SEC File No. 99531526).
(20) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference (SEC File No. 97660034).
(21) Previously filed as an exhibit to Registration Statement No. 33-80595 filed by Sterling Commerce, Inc. and incorporated herein by reference (File/ID #001-14196, SEC File No. 96042701).
(22) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 filed by Sterling Commerce, Inc. and incorporated herein by reference (File ID #001-14196, SEC
     File No. 96560893).
(23) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference (SEC File No. 98755025).

   (b) Reports on Form 8-K.

     During the three-month period ended September 30, 1999, the Company filed a Report on Form 8-K dated September 2, 1999. Such report includes information reported under Item 5--Other Events.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STERLING SOFTWARE, INC.

Date: November 11, 1999                          /s/ Sterling L. Williams
                                          By___________________________________
                                                   Sterling L. Williams
                                            President, Chief Executive Officer
                                             and Director (Principal Executive
                                                         Officer)

Date: November 11, 1999                              /s/ R. Logan Wray
                                             __________________________________
                                                       R. Logan Wray
                                             Senior Vice President and Chief
                                              Financial Officer (Principal
                                            Financial and Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 11, 1999                          /s/ Robert J. Donachie
                                          _____________________________________
                                                   Robert J. Donachie
                                                        Director

Date: November 11, 1999                           /s/ Michael C. French
                                          _____________________________________
                                                    Michael C. French
                                                        Director

Date: November 11, 1999                           /s/ Phillip A. Moore
                                          _____________________________________
                                                    Phillip A. Moore
                                                        Director

Date: November 11, 1999                         /s/ Charles J. Wyly, Jr.
                                          _____________________________________
                                                  Charles J. Wyly, Jr.
                                             Vice Chairman of the Board and
                                                        Director

Date: November 11, 1999                             /s/ Evan A. Wyly
                                          _____________________________________
                                                      Evan A. Wyly
                                                        Director

Date: November 11, 1999                         /s/ Donald R. Miller, Jr.
                                          _____________________________________
                                                  Donald R. Miller, Jr.
                                                        Director

Date: November 11, 1999                           /s/ Alan W. Steelman
                                          _____________________________________
                                                    Alan W. Steelman
                                                        Director

Date: November 11, 1999                         /s/ Sterling L. Williams
                                          _____________________________________
                                                  Sterling L. Williams
                                           President, Chief Executive Officer
                                            and Director (Principal Executive
                                                        Officer)

Date: November 11, 1999                               /s/ Sam Wyly
                                          _____________________________________
                                                        Sam Wyly
                                           Chairman of the Board and Director

                               INDEX TO EXHIBITS

 Exhibit
   No.                                 Description
 ------- ----------------------------------------------------------------------
  2.1    Asset Purchase Agreement, dated April 18, 1997, by and between Texas
         Instruments Incorporated and the Company (2), (3)
  2.2    Amendment No. 1 to Asset Purchase Agreement, dated June 19, 1997, by and between Texas Instruments Incorporated, the Company and certain subsidiaries of the Company, and Amendment No. 2 to Asset Purchase
         Agreement, dated June 28, 1997, by and between Texas Instruments
         Incorporated, the Company and certain subsidiaries of the Company (4)
  2.3    Agreement and Plan of Merger, dated as of May 27, 1998, among the
         Company, Sterling Software (Connecticut), Inc. and Mystech Associates,
         Inc. (2), (5)
  2.4    Agreement and Plan of Merger, dated as of June 20, 1998, among the
         Company, Sterling Software (Southern), Inc. and Synon Corporation (2),
         (6)
  2.5    Agreement and Plan of Merger, dated as of August 27, 1998, among the
         Company, Sterling Software (Southern), Inc. and Cayenne Software, Inc.
         (1), (2)
  2.6    Asset Purchase Agreement, dated as of March 6, 1999, between the
         Company, Spectra Logic Corporation, Sterling Software (U.S.A.), Inc.,
         Nathan C. Thompson and Michael J. Sausa (2), (7)
  2.7    Agreement and Plan of Merger, dated as of March 23, 1999, among the
         Company, Sterling Software (Southwest), Inc. and Interlink Computer
         Sciences, Inc. (2), (8)
  2.8    Agreement and Plan of Merger, dated as of July 12, 1999, among the
         Company, Sterling Software (Arizona), Inc. and CoreData, Inc. (1), (2)
  2.9    Agreement and Plan of Merger, dated as of July 15, 1999, among the
         Company, Sterling Software Acquisition Corp. and Information
         Advantage, Inc. (2), (15)
  3.1    Restated Certificate of Incorporation of the Company (1)
  3.2    Restated Bylaws of the Company (1)
  4.1    Form of Common Stock Certificate (10)
  4.2    Rights Agreement, dated December 18, 1996, by and between the Company and The First National Bank of Boston, as Rights Agent (11)
  4.3    First Amendment to Rights Agreement, dated as of March 12, 1998, by and between the Company and BankBoston, N.A., as Rights Agent (12)
 10.1    Supplemental Executive Retirement Plan II of Informatics General
         Corporation ("SERP II"), as amended by Amendment to SERP II (13), (14)
 10.2    Sterling Software, Inc. Amended and Restated Employee Stock Purchase
         Plan (effective as of March 20, 1998) (9), (14)
 10.3    Sterling Software, Inc. Deferred Compensation Plan (restated effective
         December 21, 1998) (14), (19)
 10.4    Sterling Software, Inc. Amended and Restated 1996 Stock Option Plan
         (1), (14)
 10.5    Form of Stock Option Agreement between the Company and each of Sam
         Wyly and Charles J. Wyly, Jr. (14), (16)
 10.6    Form of Stock Option Agreement between the Company and Sterling L.
         Williams (14), (16)
 10.7    Form of Stock Option Agreement between the Company and Geno P. Tolari
         (14), (16)
 10.8    Form of Stock Option Agreement between the Company and F.L. "Mike"
         Harvey (1), (14)
 10.9    Form of Amendment to Stock Option Agreement, dated March 20, 1998, between the Company and each of its executive officers (9), (14)
         Fiscal 1999 Executive Compensation Plan for Group Presidents (14),
 10.10   (23)
 10.11   Fiscal 2000 Executive Compensation Plan for Group Presidents (1), (14)
 10.12   Consulting Agreement, dated October 1, 1996, between the Company and
         Michael C. French (14), (17)
         CEO Agreement, dated February 12, 1996, between the Company and
 10.13   Sterling L. Williams (14), (18)
 10.14   Amendment to CEO Agreement, dated May 31, 1998, between the Company and Sterling L. Williams (14), (23)
 10.15   Form of Change-in-Control Severance Agreement, dated October 22, 1999, between the Company and each of Sam Wyly and Charles J. Wyly, Jr. (1),
         (14)

 Exhibit
   No.                                 Description
 ------- ----------------------------------------------------------------------
 10.16   Form of Change-in-Control Severance Agreement, dated October 22, 1999, between the Company and Sterling L. Williams (1), (14)
 10.17   Form of Change-in-Control Severance Agreement, dated October 22, 1999, between the Company and each of Geno P. Tolari and F.L. "Mike" Harvey
         (1), (14)
 10.18   Form of Severance Agreement, dated February 12, 1996, between the
         Company and Geno P. Tolari (14), (18)
 10.19   Form of Severance Agreement, dated June 30, 1997, between the Company
         and   F.L. "Mike" Harvey (1), (14)
 10.20   Form of Amendment to Severance Agreement, dated August 15, 1997, between the Company and each of Geno P. Tolari and F.L. "Mike" Harvey
         (14), (16)
         Form of Indemnity Agreement between the Company and each of its
 10.21   directors and officers (1)
 10.22   Third Amended and Restated Revolving Credit Agreement, dated July 1,
         1997, by and among the Company, BankBoston, N.A. and Bank One, Texas,
         National Association and BankBoston, N.A. as agent for itself and Bank
         One, Texas, National Association (20)
 10.23   Tax Allocation Agreement, dated March 4, 1996, between the Company and
         Sterling Commerce, Inc. (21)
 10.24   Indemnification Agreement, dated March 4, 1996, between the Company and Sterling Commerce, Inc. (22)
         Agreement dated September 19, 1996 by Sterling Commerce, Inc. for the
 10.25   benefit of the Company (17)
 21.1    Subsidiaries of the Company (1)
 23.1    Consent of Ernst & Young LLP (1)
 27.1    Financial Data Schedule (1)

--------
 (1) Filed herewith.
 (2) In accordance with Item 601 of Regulation S-K, the schedules and exhibits relating to the agreement have been omitted. The Company will furnish supplementally to the Securities and Exchange Commission such schedules and exhibits upon request.
 (3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference (SEC File No. 97605952).
 (4) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1997, as amended, and incorporated herein by reference (SEC File No. 97633732).
 (5) Previously filed as Appendix A to the Proxy Statement/Prospectus forming a part of the Company's Registration Statement No. 333-53747, dated May 28, 1999, and incorporated herein by reference (SEC File No. 98632583).
 (6) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 21, 1998 and incorporated herein by reference (SEC File No. 98652676).
 (7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference (SEC File No. 99617213).
 (8) Previously filed as an exhibit to the Company's Tender Offer Statement on
     Schedule 14D-1 dated March 30, 1999 and incorporated herein by reference (SEC File No. 99579124).
 (9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference (SEC File No. 98602908).
(10) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 and incorporated herein by reference (SEC File No. S766400).
(11) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 18, 1996 and incorporated herein by reference (SEC File No. 96682898).
(12) Previously filed as an exhibit to the Company's Registration Statement No. on Form 8-A/A filed April 3, 1998 and incorporated herein by reference (SEC File No. 98587026).
(13) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference (SEC File No. 93278187).

(14) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.
(15) Previously filed as an exhibit to the Company's Tender Offer Statement on
   Schedule 14D-1 dated July 21, 1999 and incorporated herein by reference (SEC File No. 99667898).
(16) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference (SEC File No. 97724719).
(17) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference (SEC File No. 96672084).
(18) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference (SEC File No. 96560921).
(19) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference (SEC File No. 99531526).
(20) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference (SEC File No. 97660034).
(21) Previously filed as an exhibit to Registration Statement No. 33-80595 filed by Sterling Commerce, Inc. and incorporated herein by reference (File/ID #001-14196, SEC File No. 96042701).
(22) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 filed by Sterling Commerce, Inc. and incorporated herein by reference (File ID #001-14196, SEC
   File No. 96560893).
(23) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference (SEC File No. 98755025).

                                                                    Schedule II
                            STERLING SOFTWARE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended September 30, 1999, 1998 and 1997

                                          Additions
                                    ----------------------
                                               Charged to
                        Balance at  Charged to    Other                       Balance at
                         Beginning  Costs and   Accounts-     Deductions-       End of
                         of Period   Expenses   Describe        Describe        Period
                        ----------- ---------- -----------    ------------    -----------
Allowance for doubtful
 accounts at September
 30, 1997.............. $ 7,946,000 $5,191,000 $ 4,436,000(3) $(3,387,000)(2) $14,186,000
                        =========== ========== ===========    ============    ===========
Allowance for doubtful
 accounts at September
 30, 1998.............. $14,186,000 $5,157,000 $ 2,048,000(1) $(4,268,000)(2) $17,123,000
                        =========== ========== ===========    ============    ===========
Allowance for doubtful
 accounts at September
 30, 1999.............. $17,123,000 $2,908,000 $10,891,000(4) $(4,748,000)(2) $26,174,000
                        =========== ========== ===========    ============    ===========

--------
(1) Offsets to deferred revenue.
(2) Accounts written off.
(3) Offsets to deferred revenue and allowances for doubtful accounts acquired in the acquisition of the Software Division of Texas Instruments Incorporated.
(4) Offsets to deferred revenue and allowances for doubtful accounts acquired in the 1999 Acquisitions.