Form 10-K/A
period 1999-09-30
STERLING SOFTWARE INC
filed 2000-01-28
CIK 716714

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1

  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1999
                                      OR
  ( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____________ to ______________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .
            -----

    As of December 31, 1999, 82,034,929 shares of the Registrant's Common Stock were outstanding.

    The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $2,505,585,820 based on the $31.50 closing sales price of the Registrant's Common Stock on the New York Stock Exchange on December 31, 1999.

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                      AMENDMENT TO APPLICATION OR REPORT
               FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                            STERLING SOFTWARE, INC.

                                  FORM 10-K/A
                                AMENDMENT NO. 1


    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended September 30, 1999 as set forth in the pages attached hereto:

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Item 13.  Certain Relationships and Related Transactions.

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K--Exhibits

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant

    The name, age and position of each executive officer of Sterling Software, Inc. (the "Company") is set forth under the heading "Executive Officers" in Part I of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

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

    The current Class A directors of the Company, whose terms will expire at the Annual Meeting of Stockholders in 2000, are as follows:

    Robert J. Donachie, age 71. Mr. Donachie has served as a director of the Company since May 1983. He has been principally employed as a private business consultant since March 1981. Mr. Donachie formerly served as President of the Institute of Management Accountants, a worldwide professional organization devoted to the development of accounting and control practices and promotion of ethical standards, and he remains a lifetime member of its Board of Directors. Mr. Donachie is Chairman of the Audit Committee and a member of the 1996 Special Stock Option Committee of the Board.

    Alan W. Steelman, age 57.   Mr. Steelman has served as a director of the
Company since February 1997. He is President of Steelman Stonebridge, Inc., a corporate advisory and investment firm. From 1993 through August 1999, he was a Senior Principal with Monitor Company, a leading international management consulting firm. Mr. Steelman also currently serves as Vice President of Consulting for Maxager Technology, a software company based in San Rafael, California, as a director of Aristocrat Leisure Ltd., a software and machine manufacturing firm based in Sydney, Australia, and serves on the Advisory Board of Asia Information Services, a Beijing-based information technology company. Prior to joining Monitor Company, Mr. Steelman was Chief Operating Officer of Alexander Proudfoot Company, a consulting company listed on The London Stock Exchange. During his 15 years at Alexander Proudfoot, Mr. Steelman held several assignments, including Group President of the Asia-Pacific region and Executive Vice President of worldwide sales and marketing. Prior to joining Alexander Proudfoot, Mr. Steelman served in the U.S. Congress, representing Texas' 5th Congressional District, and also held several appointed positions in government. Mr. Steelman is a member of the Audit Committee and the 1996 Special Stock Option Committee of the Board.

    Evan A. Wyly, age 38. Mr. Wyly has served as a director of the Company since July 1992. He has been a Managing Partner of Maverick Capital, Ltd., an investment fund management company, since 1991. In 1988, Mr. Wyly founded Premier Partners Incorporated, a private investment firm, and served as its President prior to joining Maverick Capital, Ltd. Mr. Wyly also currently serves as a director of Sterling Commerce, Inc., a provider of electronic commerce software and network services, and as a director of Michaels Stores, Inc., a specialty retailer.

    The current Class B directors of the Company, whose terms will expire at the Company's Annual Meeting of Stockholders in 2001, are as follows:

    Charles J. Wyly, Jr., age 66. Mr. Wyly co-founded the Company in 1981 and since such time has served as a director of the Company, and as Vice Chairman since 1984. He served as an officer and director of University Computing Company, a computer software and services company, from 1964 to 1975, including President from 1969 to 1973. Mr. Wyly and his brother, Sam Wyly, founded Earth Resources Company, an oil refining and silver mining company, and Charles J. Wyly, Jr. served as its Chairman of the Board from 1968 to 1980. Mr. Wyly served as Vice Chairman of the Bonanza Steakhouse chain from 1967 to 1989. Mr. Wyly currently serves as Vice

Chairman of Michaels Stores, Inc., as a director of Scottish Annuity & Life Holdings, Ltd., a variable life insurance and reinsurance company, and as a director of Sterling Commerce, Inc. Mr. Wyly is a member of the Executive Committee and the 1996 and 1999 Stock Option Committees of the Board. Mr. Wyly is the father-in-law of Donald R. Miller, Jr., also a director of the Company.

    Michael C. French, age 56. Mr. French has served as a director of the Company since July 1992. He currently serves as Chief Executive Officer, President and a director of Scottish Annuity & Life Holdings, Ltd. Mr. French is also a Partner of Maverick Capital, Ltd. and a consultant to the international law firm of Jones, Day, Reavis & Pogue. He was a partner with the law firm of Jackson & Walker, L.L.P. from 1976 through 1995. Mr. French is also a director of Michaels Stores, Inc.

    Paul V. Barber, age 38.   Mr. Barber has served as a director of the Company
since December 1999. He has served as a General Partner of JMI Equity Fund, a private equity investment firm, since November 1998. From August 1990 to September 1998, Mr. Barber was employed by Alex. Brown & Sons, an investment banking firm, most recently as a managing director. He also currently serves as a director of eBenX, Inc., a provider of e-commerce and connectivity solutions for healthcare transactions.

    Mr. Phillip A. Moore served as a Class B director until his retirement and resignation from the Board on December 14, 1999.

    The current Class C directors of the Company, whose terms will expire at the Company's Annual Meeting of Stockholders in 2002, are as follows:

    Sam Wyly, age 65. Mr. Wyly has served as Chairman of the Board since co-founding the Company in 1981. He also serves as Chairman of the Executive and 1996 and 1999 Stock Option Committees of the Board. Companies founded by Mr. Wyly were among the forerunners of the computer software and electronic commerce industries and the Internet. In 1963, he founded University Computing Company, which became one of the largest computer service and software companies. His data transmission company, Datran, Inc., was one of the pioneering telecommunications ventures that broke up the telephone monopoly. Sterling Commerce, Inc., a leader in this industry, was spun off to the Company's stockholders in 1996 and Mr. Wyly serves as Chairman of its Executive Committee. Mr. Wyly also serves as Chairman of Michaels Stores, Inc. and Chairman of Scottish Annuity & Life Holdings, Ltd. and is Founding Partner of the General Partner of Maverick Capital, Ltd. Mr. Wyly is the father of Evan Wyly, also a director of the Company.

    Sterling L. Williams, age 56. Mr. Williams co-founded the Company in 1981 and since such time has served as President, Chief Executive Officer and a director of the Company. Mr. Williams has served as Chairman of the Board and a director of Sterling Commerce, Inc. since December 1995. From December 1995 to October 1996, Mr. Williams also served as Chief Executive Officer of Sterling Commerce, Inc. Mr. Williams is a member of the Executive Committee and the 1996 and 1999 Stock Option Committees of the Board.

    Donald R. Miller, Jr., age 45. Mr. Miller has served as a director of the Company since September 1993. He has served as Vice President-Market Development of Michaels Stores, Inc. since November 1990 and also currently serves as a director of Michaels Stores, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the ''Exchange Act''), requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding common stock, $.10 par value (the "Common Stock"), to file initial reports of ownership and reports of changes in ownership of Common Stock with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange (the "NYSE"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

    Based solely on its review of such reports received by the Company with respect to fiscal 1999 and written representations from such reporting persons, the Company believes that, except as noted herein, all reports required to be filed under Section 16(a) have been timely filed by such persons. A Form 4 was filed on behalf of Sterling L.

Williams on January 7, 2000 disclosing the previously unreported sale of Common Stock by his spouse. The subject shares were acquired by his spouse prior to their marriage and Mr. Williams disclaimed beneficial ownership of such securities held and sold by his spouse.

Item 11.    Executive Compensation.

Summary Compensation Table

    The following table sets forth certain information regarding compensation paid or accrued for services rendered during each of the Company's last three fiscal years to the Company's Chief Executive Officer and each of the other four most highly compensated executive officers of the Company and its subsidiaries (collectively, the ''Named Executive Officers'') based on salary and bonus earned during fiscal 1999.


                                                                                       Long Term
                                                                                     Compensation
                                                   Annual Compensation                  Awards
                                       -------------------------------------------  ---------------
                                                                                      Securities
           Name and                                                 Other Annual      Underlying        All Other
     Principal Position          Year   Salary (1)     Bonus (1)  Compensation(2)     Options(3)       Compensation
-------------------------------  ----  --------------  ---------  ----------------  ---------------  ----------------
Sterling L. Williams...........  1999   $  800,000     $400,000        $91,863(4)              0      $    42,016(5)
   President, Chief Executive    1998      650,000      250,000         22,539(6)              0           47,550
   Officer and Director          1997      650,000      250,000         35,868(6)      3,600,000           42,252

Sam Wyly.......................  1999    1,000,000(7)   500,000         24,281(6)              0          187,313(8)
   Chairman of the               1998    1,000,000(7)   500,000         38,248(6)              0          156,881
   Board and Director            1997    1,000,000(7)   500,000         53,363(6)      3,600,000          182,691

Charles J. Wyly, Jr............  1999      500,000(9)   250,000         23,308(6)              0           34,119 (10)
   Vice Chairman of the          1998      500,000(9)   250,000         44,197(6)              0           41,640
   Board and Director            1997      500,000(9)   250,000         29,249(6)      1,800,000           49,669

Geno P. Tolari.................  1999      520,000      255,000         30,342(6)              0           12,967(11)
   Executive Vice President and  1998      485,000      240,000         25,043(6)              0           20,805
   Chief Operating Officer       1997      435,000      215,000          3,302(6)      1,200,000            9,121

F. L. "Mike" Harvey............  1999      285,000      160,660              0                 0            4,800(12)
   Senior Vice President and     1998      285,000      137,080              0                 0                0
   Group President               1997      142,500            0         76,235(13)       350,000                0

----------

(1) Reflects salary and bonus earned during the fiscal year. In some instances, the payment of all or a portion of salary or bonus was deferred to a subsequent year.
(2) Excludes perquisites and other personal benefits if the aggregate amount of such compensation is less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for such Named Executive Officer.
(3) Reflects options to purchase Common Stock. Options to purchase Common Stock have been adjusted to reflect the two-for-one stock split dividend paid on April 3, 1998, consisting of one share of Common Stock for each share of Common Stock held. The Company has not granted stock appreciation rights.
(4) Includes $31,915 relating to Mr. Williams' personal use of a Company-owned aircraft and a $29,716 reimbursement for the payment of taxes.
(5) Consists of $4,800 in Company contributions to the Sterling Software, Inc. Savings and Security Plan (the "Savings Plan") and $37,216 in respect of premiums on life insurance policies for Mr. Williams' benefit.
(6)  Consists of reimbursements for the payment of taxes.

(footnotes continued on following page)

(7) Includes director's fees of $500,000 paid to Sam Wyly in each of fiscal 1999, 1998 and 1997 for his services as Chairman of the Board of the Company.
(8) Consists of $4,800 in Company contributions to the Savings Plan, $29,319 in respect of premiums on a life insurance policy for Mr. Wyly's benefit and $153,194 representing compensation deemed received by Mr. Wyly as a result of insurance policy premiums paid by the Company pursuant to a split dollar insurance agreement (which dollar amount was determined based on an actuarial computation in accordance with SEC regulations).
(9) Includes director's fees of $250,000 paid to Charles J. Wyly, Jr. in each of fiscal 1999, 1998 and 1997 for his services as Vice Chairman of the Board of the Company.
(10) Consists of $4,800 in Company contributions to the Savings Plan and $29,319 in respect of premiums on a life insurance policy for Mr. Wyly's benefit.
(11) Consists of $4,800 in Company contributions to the Savings Plan and $8,167 in respect of premiums on a life insurance policy for Mr. Tolari's benefit.
(12) Consists of  $4,800 in company contributions to the Savings Plan.
(13) Consists of a reimbursement of $76,235 in relocation expenses.


Option Grants in Fiscal 1999

    No options to purchase Common Stock were granted to any Named Executive Officer during fiscal 1999. The Company has not granted stock appreciation rights.

Option Exercises in Fiscal 1999 and Fiscal Year-End Option Values

    The following table provides information related to options to purchase Common Stock exercised by the Named Executive Officers during fiscal 1999 and the number and value of such options held at September 30, 1999, the last day of fiscal 1999. The Company does not have any outstanding stock appreciation rights.

                               Shares                               Number of Securities                 Value of Unexercised
                              Acquired                             Underlying Unexercised                    In-the-Money
                                 On              Value                   Options at                           Options at
                              Exercise         Realized (1)           September 30, 1999                 September 30, 1999 (2)
                              --------         ------------           ------------------                 ----------------------
     Name
     ----                                                          Exercisable      Unexercisable    Exercisable       Unexercisable
                                                                   -----------      -------------    -----------       -------------
Sterling L. Williams                   0        $        0         3,600,000                  0      $21,350,000       $           0
Sam Wyly                               0                 0         1,875,000(3)               0       11,115,625(3)                0
Charles J. Wyly, Jr.                   0                 0           900,000(4)               0        5,337,500(4)                0
Geno P. Tolari                   100,000         1,037,500           500,000            325,000        2,937,500          1,640,625
F. L. "Mike" Harvey               62,500           651,300            87,500            175,000          432,813            865,625

----------

(1) Value was calculated based on the difference between the option price and the closing market price of Common Stock on the date of exercise multiplied by the number of shares to which the exercise related.
(2) The closing price of the Common Stock as reported by the NYSE on September 30, 1999 was $20.00. In accordance with SEC regulations, value is calculated based on the difference between the option exercise price and $20.00, multiplied by the number of shares of Common Stock underlying the options.
(3) In fiscal 1999, Sam Wyly transferred options to purchase 1,725,000 shares of Common Stock and disclaims beneficial ownership of such transferred options and the underlying shares of Common Stock. The table above does not include the number or value of securities underlying such transferred options.
(4) In fiscal 1999, Charles J. Wyly, Jr. transferred options to purchase 900,000 shares of Common Stock and disclaims beneficial ownership of such transferred options and the underlying shares of Common Stock. The table above does not include the number or value of securities underlying such transferred options.

Director Compensation

    Each of Messrs. Donachie, French, Miller, Moore and Steelman received an annual directors' fee of $36,000 for his service as a director of the Company, plus $2,500 for each meeting of the Board and each meeting of any committee of the Board that he attended during fiscal 1999. During fiscal 1999, Sam Wyly and Charles J. Wyly, Jr. received annual directors' fees of $500,000 and $250,000 in their capacities as Chairman and Vice Chairman of the Board, respectively. For fiscal 2000, Sam Wyly and Charles J. Wyly, Jr. will receive annual directors' fees of $537,500 and $268,750, respectively. The annual retainers and meeting fees to be received by each other director will remain at the same level for fiscal 2000 as for fiscal 1999. Messrs. Williams and Evan Wyly did not receive directors' fees for their services as directors in fiscal 1999.

    Pursuant to the terms of the Sterling Software, Inc. 1996 Stock Option Plan (the "1996 Option Plan"), Messrs. Donachie and Steelman, as members of the 1996 Special Stock Option Committee of the Board, are each entitled every five years to receive a formula grant of options to purchase 100,000 shares of Common Stock.

    See Item 13. "Certain Relationships and Related Transactions" for a discussion of certain agreements between the Company and certain directors of the Company.

Change-in-Control, Severance and Employment Agreements

    The Company has entered into an agreement (a ''Change-in-Control Agreement'') with each of the Named Executive Officers and certain of its other officers. Each Change-in-Control Agreement provides for certain payments and benefits upon the termination of employment of such person with the Company following a Change in Control (as defined in such agreement). Each Change-in-Control Agreement covers termination within a specified number of years after the date of a Change in Control and requires the Company to pay to such officer, if prior to the expiration of such period his or her employment is terminated with or without cause by the Company (other than upon such officer's death) or by such officer upon the occurrence of certain constructive termination events, a lump-sum amount equal to a multiple of such officer's annual cash compensation and to continue all benefits and perquisites for a specified number of months. In addition, if any payments (including payments under the Change-in-Control Agreement, any stock option agreement or otherwise) to such officer are determined to be ''excess parachute payments'' under the Internal Revenue Code of 1986, as amended (the "Code"), such officer would be entitled to receive an additional payment (net of income taxes) to compensate such officer for any excise tax imposed by the Code on such payments. The specified number of years, the multiple and the specified number of months referred to above are seven, 700% and 84, in the case of each of Messrs. Williams, Sam Wyly and Charles J. Wyly, Jr.; five, 500% and 60, in the case of Mr. Tolari; and two, 200% and 24 in the case of Mr. Harvey.

    The Company has also entered into an agreement (the ''CEO Agreement'') with Sterling L. Williams, providing for a minimum base salary (subject to mutually agreeable annual increases) and certain benefits, plus such bonuses and other benefits which the Company and Mr. Williams may agree upon. Mr. Williams' base salary for fiscal 1999 was $800,000. Under the terms of the CEO Agreement, upon the termination of Mr. Williams' employment by (i) the Company (with or without cause) or (ii) Mr. Williams as a result of a reduction in his compensation or of the nature or scope of his authority or duties, the CEO Agreement will convert into a seven-year consulting agreement. In such event, Mr. Williams would be entitled to continue receiving compensation and benefits at the levels specified in the CEO Agreement. Prior to the expiration of its seven-year term, the consulting agreement may be terminated by Mr. Williams at any time and by the Company at Mr. Williams' death. In the event of termination of Mr. Williams' employment following a Change in Control, at Mr. Williams' option, the terms of his Change-in-Control Agreement may govern such termination in lieu of the conversion of the CEO Agreement into a consulting agreement. In the event of a Change in Control following conversion of the CEO Agreement into a consulting agreement, Mr. Williams would have the option of terminating the consulting agreement and would be entitled to receive a lump-sum amount equal to all compensation due through the unexpired portion of the seven-year consulting agreement.

    The Company has entered into an agreement (a ''Severance Agreement'') with Mr. Tolari, Mr. Harvey and certain of its other officers (other than Messrs. Williams, Sam Wyly and Charles J. Wyly, Jr.), providing for the continued compensation of such officer in the event that the Company terminates his or her employment, with or without cause. Each Severance Agreement expires a specified number of years after the date on which notice of termination is given to him or her by the Company and requires the Company to continue to pay such officer, following his or her termination from employment by the Company, for a specified number of months, the salary, bonus and certain benefits in effect prior to the termination of his or her employment. The specified number of years and months referred to above are five and 60 for Mr. Tolari and two and 24 for Mr. Harvey. In the event of a termination of employment following a Change in Control, at the officer's option, the terms of his or her Change-in-Control Agreement may govern such termination in lieu of the terms of his or her Severance Agreement.

SERP II

    In connection with its acquisition of Informatics General Corporation ("Informatics") in 1985, the Company retained the Informatics Supplemental Executive Retirement Plan II (''SERP II''). As of December 31, 1999, Geno P. Tolari had accrued approximately 29 years of service under SERP II. None of the other Named Executive Officers participates or is eligible to participate in SERP II. The annual benefit payable upon retirement at age 65 or above under SERP II is equal to the lesser of the following amounts: (i) 2% of the participant's ''final average pay,'' which is equal to the highest average of the participant's base salary plus the participant's bonuses (up to a maximum bonus amount not to exceed 50% of the participant's base salary) over three consecutive years of service, multiplied by the participant's years of service and (ii) 50% of the participant's final average pay less the annuity equivalent of the participant's account balance under the Sterling Software, Inc. Subsidiary Retirement Plan (a former Informatics plan) as of June 30, 1987 (plus interest) and the annuity equivalent of the assumed Company matching contribution under the Savings Plan thereafter, plus interest (collectively, the ''annuity offset''). Benefits paid under SERP II are adjusted in the event of disability or retirement prior to age 65. Benefits are also adjusted annually, upward or downward, to the extent that the increase or decrease, if any, in the Consumer Price Index for the preceding calendar year compared to the Consumer Price Index for the next preceding calendar year exceeds 5%. Amounts paid under SERP II are taxable as income. SERP II is not funded and benefits are paid as they become due. Benefits under SERP II are paid in the form of a joint and 50% survivor annuity.

    The following table shows the estimated annual benefits payable upon the retirement at age 65 to Mr. Tolari under SERP II for the indicated level of three-year average annual compensation and various periods of service. The amounts shown in the table may be subject to the annuity offset, the amount of which depends on the pay history of Mr. Tolari and the return on amounts held in the Savings Plan.


                               Years of Service
                 --------------------------------------------------------------


  Remuneration      15          20          25          30         35
                    --          --          --          --         --
    $600,000    $180,000    $240,000    $300,000    $300,000    $300,000
     700,000     210,000     280,000     350,000     350,000     350,000
     800,000     240,000     320,000     400,000     400,000     400,000
     900,000     270,000     360,000     450,000     450,000     450,000

Executive and Stock Option Committee Interlocks and Insider Participation

    During fiscal 1999, the members of the Executive Committee were primarily responsible for determining executive compensation, and the members of the 1996 Special Stock Option Committee made decisions related to stock option grants to executive officers. The following directors, who also are members of the Executive Committee, 1996 Stock Option Committee, 1999 Stock Option Committee and/or 1996 Special Stock Option Committee, participated in meetings with respect to executive officer compensation matters: Sam Wyly, Charles J. Wyly, Jr., Sterling L. Williams, Robert J. Donachie and Alan W. Steelman. Each of Sam Wyly, Charles J. Wyly, Jr. and Sterling L. Williams is an executive officer of the Company.

    Sam Wyly and Charles J. Wyly, Jr. are executive officers of both the Company and Michaels Stores, Inc., members of the executive committees and the boards of directors of the Company, Sterling Commerce, Inc. and Michaels Stores, Inc., members of the stock option committees of the Company and Sterling Commerce, Inc. and members of the board of directors of Scottish Annuity & Life Holdings, Ltd. Sam Wyly and Charles J. Wyly, Jr. are also members of the compensation committee of the Michaels Stores, Inc. board of directors. Sterling L. Williams is an executive officer of the Company and a member of the executive and stock option committees of both the Company and Sterling Commerce, Inc. Accordingly, Sam Wyly and Charles J. Wyly, Jr. have participated in decisions related to compensation of executive officers of each of the Company, Sterling Commerce, Inc. and Michaels Stores, Inc. and Sterling L. Williams has participated in decisions related to compensation of executive officers of each of the Company and Sterling Commerce, Inc. Evan A. Wyly, a director of the Company, who served as an officer of the Company until November 1998, is also a director of Michaels Stores, Inc. and Sterling Commerce, Inc. See Item 13. ''Certain Relationships and Related Transactions.''

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

                                                                                           Shares of
                                                                                          Common Stock
                                                                                     Owned Beneficially (1)
                                                                                     ----------------------
                                                                                                        Percent of
   Name                                                                        Number                     Class
   ----                                                                       --------                  ----------
   Sam Wyly..............................................................    2,678,481        (2)          3.1%
   Sterling L. Williams..................................................    3,607,520        (3)          4.2%
   Charles J. Wyly, Jr...................................................    2,300,746        (4)          2.7%
   Paul V. Barber........................................................            0                       *
   Robert J. Donachie....................................................       65,700        (5)            *
   Michael C. French.....................................................       26,600        (6)            *
   F. L. "Mike" Harvey...................................................        2,015        (7)            *
   Donald R. Miller, Jr..................................................       80,000        (8)            *
   Alan W. Steelman......................................................       50,077        (9)            *
   Geno P. Tolari........................................................      512,215       (10)            *
   Evan A. Wyly..........................................................      309,305       (11)            *
   All current directors and executive officers as a group (15 persons)..   10,206,572       (12)         11.3%
   AXA Conseil Vie Assurance Mutuelle and related entities, AXA and
       The Equitable Companies Incorporated..............................    9,208,467       (13)         11.2%
   Wellington Management Company, LLP....................................    8,427,920       (14)         10.2 %

----------
*    Less than 1%.
(1) The number of shares shown includes outstanding shares owned by the person or entity indicated on December 31, 1999 and shares underlying options owned by such person on December 31, 1999 that were exercisable within 60 days of such date. Persons holding shares of Common Stock pursuant to the Savings Plan generally have sole voting power, but not investment power, with respect to such shares.
(2) Includes 1,875,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Option Plan, options to purchase 150,000 of which are currently held of record by the marital trust of Sam Wyly's spouse. Also includes 521,458 shares of Common Stock owned by family trusts of which Sam Wyly is trustee and 277,224 shares of Common Stock held of record by a limited partnership of which Sam Wyly is a general partner. Also includes 4,799 shares of Common Stock held pursuant to the Savings Plan.
(3) Includes 3,600,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Option Plan, 520 shares of Common Stock held pursuant to the Savings Plan and 6,000 shares of Common Stock owned by family trusts of which Sterling Williams is trustee. Also includes 1,000 shares owned by Mr. Williams' spouse of which Mr. Williams disclaims beneficial ownership.
(4) Includes 900,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Option Plan, all of which are currently held of record by a limited partnership of which Charles J. Wyly, Jr. is general partner. Also includes 513,148 shares of Common Stock held of record by such limited partnership and 883,398 shares of Common Stock owned by family trusts of which Charles J. Wyly, Jr. is trustee. Also includes 4,200 shares of Common Stock held pursuant to the Savings Plan.
(5) Includes 50,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Option Plan and 4,500 shares held in a retirement account directed by Mr. Donachie.
(6) Consists of 25,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Option Plan and 1,600 shares held in a retirement account directed by Mr. French.
(7)  Includes 284 shares of Common Stock held pursuant to the Savings Plan.
(8) Consists of 75,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Option Plan and 5,000 shares held by a family partnership of which Donald R. Miller, Jr. is a general partner.
(9) Consists of 50,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Option Plan and 77 shares held in an individual retirement account for the benefit of Mr. Steelman's son.
(10) Includes 500,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Option Plan and 9,964 shares of Common Stock held pursuant to the Savings Plan.
(11) Consists of 158,880 shares of Common Stock held by a family limited partnership of which Evan Wyly is a general partner, 150,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Option Plan and held of record by such partnership and 425 shares held pursuant to the Savings Plan.

                                         (footnotes continued on following page)

(12) Includes 489,050 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Option Plan and 18,478 shares of Common Stock held pursuant to the Savings Plan, in each case by executive officers of the Company not named in the table above.
(13) Based on a Schedule 13G/A filed February 16, 1999 by AXA Conseil Vie Assurance Mutuelle (formerly Alpha Assurances Vie Mutuelle), AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle and AXA Courtage Assurance Mutuelle, as a group, AXA (formerly AXA-UAP) and The Equitable Companies Incorporated. It was reported that four subsidiaries of The Equitable Companies Incorporated, The Equitable Life Assurance Society of the United States, Alliance Capital Management L.P., Donaldson, Lufkin & Jenrette Securities Corporation and Wood, Struthers and Winthrop Management Corp., are deemed to have sole voting power with respect to 2,122,501 shares, shared voting power with respect to 6,897,301 shares, sole dispositive power with respect to 9,124,627 shares and shared dispositive power with respect to 78,840 shares. The address of AXA Conseil Vie Assurance Mutuelle is 100-101 Terrasse Boieldieu, 92042 Paris La Defense, France; the address of AXA Assurances I.A.R.D. Mutuelle and AXA Assurances Vie Mutuelle is 21, rue de Chateaudun, 75009 Paris, France; the address of AXA Courtage Assurance Mutuelle is 26, rue Louis le Grand, 75002 Paris, France; the address of AXA is 9 Place Vendome, 750081 Paris, France; and the address of The Equitable Companies Incorporated is 1290 Avenue of the Americas New York, New York 10104. The information regarding beneficial ownership of Common Stock by this group is included in reliance on a report filed with the Securities and Exchange Commission (the "SEC") by such parties, except that the percentage of Common Stock beneficially owned is based upon the Company's calculations made in reliance upon the number of shares of Common Stock reported to be beneficially owned by such parties in such report and the number of shares of Common Stock outstanding on December 31, 1999.
(14) Based on a Schedule 13G/A filed on October 18, 1999 by Wellington Management Company, LLP ("Wellington"). Wellington has shared voting power with respect to 5,932,014 shares and shared dispositive power with respect to 8,427,920 shares. The address of Wellington is 75 State Street, Boston, Massachusetts 02109. The information regarding beneficial ownership of Common Stock by Wellington is included in reliance on a report filed with the SEC by Wellington, except that the percentage of Common Stock beneficially owned is based upon the Company's calculations made in reliance upon the number of shares of Common Stock reported to be beneficially owned by such person in such report and the number of shares of Common Stock outstanding on December 31, 1999.

Item 13.    Certain Relationships and Related Transactions.

    Pursuant to a consulting arrangement with the Company, Michael C. French, a director of the Company, received from the Company a non-refundable retainer of $17,500 per month during fiscal 1999 for his assistance in significant acquisitions and other Company-related matters. Mr. French received $1,000 per month as an employee of the Company, which amount is deducted from amounts paid to him as a retainer. Jones, Day, Reavis & Pogue, a law firm for which Mr. French is currently a consultant, has provided legal services to the Company. Such firm does not charge the Company for any time spent by Mr. French on Company-related matters.

    Deutsche Banc Alex. Brown, an investment banking firm for which Paul V. Barber, a director of the Company, served as a Managing Director until September 1998, has provided investment banking and financial advisory services to the Company.

    In February 1998, the Company's Information Technology Division entered into an agreement with GreenMountain.com ("GreenMountain"), a Vermont-based supplier of renewable electricity. Under that agreement, the Company provides GreenMountain with network management services and other information systems consulting services. In addition, in early 1999, GreenMountain entered into another agreement with the Company's Information Technology Division for the 1999 calendar year which expanded the scope of the Company's services to include programming and operational support for data transmissions with all utility companies with which GreenMountain interfaces, development of an enterprise database for GreenMountain's information network and other software development projects for an approximate contract amount of $4.4 million. Since the beginning of fiscal 1999, GreenMountain has incurred charges totaling $3,604,000 for services provided by that Division under such agreements. Sam Wyly is Chairman and a director, and Evan A. Wyly is Vice Chairman and a director, of GreenMountain.

    Since July 1999, Mr. Williams has leased an apartment owned by the Company in Paris, France for a monthly rental of $5,000.

                                    PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   3.    Exhibits:


         2.1    Asset Purchase Agreement, dated April 18, 1997, by and between Texas Instrument Incorporated and the
                Company (2), (3)
         2.2    Amendment No. 1 to Asset Purchase Agreement, dated June 19, 1997, by and between Texas Instruments Incorporated, the Company and certain subsidiaries of the Company, and Amendment No. 2 to Asset Purchase Agreement, dated
                June 28, 1997, by and between Texas Instruments Incorporated, the Company and certain subsidiaries of the
                Company (4)
         2.3    Agreement and Plan of Merger, dated as of May 27, 1998, among the Company, Sterling Software (Connecticut), Inc.
                and Mystech Associates, Inc.  (2),  (5)
         2.4    Agreement and Plan of Merger, dated as of June 20, 1998, among the Company, Sterling Software (Southern), Inc.
                and Synon Corporation (2), (6)
         2.5    Agreement and Plan of Merger, dated as of August 27, 1998, among the Company, Sterling Software (Southern), Inc.
                and Cayenne Software, Inc. (1), (2)
         2.6    Asset Purchase Agreement, dated as of March 6, 1999, between the Company Logic Corporation, Sterling  Software
                (U.S.A.), Inc., Nathan C. Thompson and Michael J. Sausa (2), (7)
         2.7    Agreement and Plan of Merger, dated as of March 23, 1999, among the Company, Sterling Software (Southwest), Inc.
                and Interlink Computer Sciences, Inc. (2), (8)
         2.8    Agreement and Plan of Merger, dated as of July 12, 1999, among the Company, Sterling Software (Arizona), Inc. and
                CoreData, Inc. (1), (2)
         2.9    Agreement and Plan of Merger, dated as of July 15, 1999, among the Company, Sterling Software Acquisition Corp.
                and Information Advantage, Inc. (2), (15)
         3.1    Restated Certificate of Incorporation of the Company (1)
         3.2    Restated Bylaws of the Company (1)
         4.1    Form of Common Stock Certificate (10)
         4.2    Rights Agreement, dated December 18, 1996, by and between the Company and The First National Bank of Boston, as
                Rights Agent (11)
         4.3    First Amendment to Rights Agreement, dated as of March 12, 1998, by and between the Company and BankBoston, N.A., as Rights Agent (12)
        10.1    Supplemental Executive Retirement Plan II regarding benefits of Geno P. Tolari under former Informatics
                General Corporation Supplemental Executive Retirement Plan II (13), (14)
        10.2    Sterling Software, Inc. Amended and Restated Employee Stock Purchase Plan (effective as of March 20, 1998)
                (9), (14)
        10.3    Sterling Software, Inc. Deferred Compensation Plan (restated effective December 21, 1998) (14), (18)
        10.4    Sterling Software, Inc. Amended and Restated 1996 Stock Option Plan (1), (14)
        10.5    Form of Stock Option Agreement between the Company and each of Sam Wyly and  Charles J. Wyly, Jr. (14), (16)
        10.6    Form of Stock Option Agreement between the Company and Sterling L. Williams (14), (16)
        10.7    Form of Stock Option Agreement between the Company and Geno P. Tolari (14), (16)
        10.8    Form of Stock Option Agreement between the Company and F.L. "Mike" Harvey (1), (14)
        10.9    Form of Amendment to Stock Option Agreement, dated March 20, 1998, between the Company and each of its executive officers (9), (14)
        10.10   Fiscal 1999 Executive Compensation Plan for Group Presidents (14), (22)
        10.11   Fiscal 2000 Executive Compensation Plan for Group Presidents (1), (14)
        10.12   Consulting Agreement, dated October 1, 1996, between the Company and Michael C. French (14), (17)
        10.13   CEO Agreement, dated November 15, 1999, between the Company and Sterling L.


                Williams (13), (14)
        10.14   Form of Change-in-Control Severance Agreement, dated November 15, 1999, between the Company and each of Sam Wyly,
                Charles J. Wyly, Jr. and Sterling L. Williams (13), (14)
        10.15   Form of Change-in-Control Severance Agreement, dated November 15, 1999, between the Company and
                Geno P. Tolari (13), (14)
        10.16   Form of Change-in-Control Severance Agreement, dated October 22, 1999, between the Company and F.L. "Mike" Harvey
                (1), (14)
        10.17   Form of Severance Agreement, dated November 15, 1999, between the Company and Geno P. Tolari (13), (14)
        10.18   Form of Severance Agreement, dated June 30, 1997, between the Company and F.L. "Mike" Harvey (1), (14)
        10.19   Form of Amendment to Severance Agreement, dated August 15, 1997, between the Company  and F.L. "Mike" Harvey
                (14), (16)
        10.20   Form of Indemnity Agreement between the Company and each of its directors and officers (1)
        10.21   Third Amended and Restated Revolving Credit Agreement, dated July 1, 1997, by and among the Company,
                BankBoston, N.A. and Bank One, Texas, National Association and BankBoston, N.A. as agent for itself and Bank One,
                Texas, National Association (19)
        10.22   Tax Allocation Agreement, dated March 4, 1996, between the Company and Sterling Commerce, Inc. (20)
        10.23   Indemnification Agreement, dated March 4, 1996, between the Company and Sterling Commerce, Inc. (21)
        10.24   Agreement dated September 19, 1996 by Sterling Commerce, Inc. for the benefit of the Company (17)
        21.1    Subsidiaries of the Company (1)
        23.1    Consent of Ernst & Young LLP (1)
        27.1    Financial Data Schedule (1)

______________________________
(1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference (SEC File No. 99746823).
(2) In accordance with Item 601 of Regulation S-K, the schedules and exhibits relating to the agreement have been omitted. The Company will furnish supplementally to the Securities and Exchange Commission such schedules and exhibits upon request.
(3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference (SEC File No. 97605952).
(4) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1997, as amended, and incorporated herein by reference (SEC File No. 97633732).
(5) Previously filed as Appendix A to the Proxy Statement/Prospectus forming a part of the Company's Registration Statement No. 333-53747 dated May 28, 1999 and incorporated herein by reference (SEC File No. 98632583).
(6) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 21, 1998 and incorporated herein by reference (SEC File No. 98652676).
(7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference (SEC File No. 99617213).
(8)  Previously filed as an exhibit to the Company's Tender Offer Statement on
     Schedule 14D-1 dated March 30, 1999 and incorporated herein by reference (SEC File No. 99579124).
(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference (SEC File No. 98602908).
(10) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 and incorporated herein by reference (SEC File No. S766400).
(11) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 18, 1996 and incorporated herein by reference (SEC File No. 96682898).

(12) Previously filed as an exhibit to the Company's Registration Statement No. on Form 8-A/A filed April 3, 1998 and incorporated herein by reference (SEC File No. 98587026).
(13) Filed herewith.
(14) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.
(15) Previously filed as an exhibit to the Company's Tender Offer Statement on
     Schedule 14D-1 dated July 21, 1999 and incorporated herein by reference (SEC File No. 99667898).
(16) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference (SEC File No. 97724719).
(17) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference (SEC File No. 96672084).
(18) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference (SEC File No. 99531526).
(19) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference (SEC File No. 97660034).
(20) Previously filed as an exhibit to Registration Statement No. 33-80595 filed by Sterling Commerce, Inc. and incorporated herein by reference (File/ID #001-14196, SEC File No. 96042701).
(21) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 filed by Sterling Commerce, Inc. and incorporated herein by reference (File ID #001-14196, SEC File No. 96560893).
(22) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference (SEC File No. 98755025).

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A, Amendment No. 1 to its Annual Report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           STERLING SOFTWARE, INC.


Date:  January 28, 2000     By            /s/ STERLING L. WILLIAMS
                                 -----------------------------------------------
                                                Sterling L. Williams
                                 President, Chief Executive Officer and Director
                                           (Principal Executive Officer)

Date:  January 28, 2000                   /s/  R. LOGAN WRAY
                                 -----------------------------------------------
                                                   R. Logan Wray
                              Senior Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


                   2.1    Asset Purchase Agreement, dated April 18, 1997, by and between Texas Instruments
                          Incorporated and the Company (2), (3)
                   2.2    Amendment No. 1 to Asset Purchase Agreement, dated June 19, 1997, by and between
                          Texas Instruments Incorporated, the Company and certain subsidiaries of the Company, and Amendment No. 2 to Asset Purchase Agreement, dated June 28, 1997, by and between
                          Texas Instruments Incorporated, the Company and certain subsidiaries of the Company
                          (4)
                   2.3    Agreement and Plan of Merger, dated as of May 27, 1998, among the Company, Sterling
                          Software (Connecticut), Inc. and Mystech Associates, Inc.  (2),  (5)
                   2.4    Agreement and Plan of Merger, dated as of June 20, 1998, among the Company, Sterling
                          Software (Southern), Inc. and Synon Corporation (2), (6)
                   2.5    Agreement and Plan of Merger, dated as of August 27, 1998, among the Company,
                          Sterling Software (Southern), Inc. and Cayenne Software, Inc. (1), (2)
                   2.6    Asset Purchase Agreement, dated as of March 6, 1999, between the Company, Spectra
                          Logic Corporation, Sterling Software (U.S.A.), Inc., Nathan C. Thompson and Michael
                          J. Sausa (2), (7)
                   2.7    Agreement and Plan of Merger, dated as of March 23, 1999, among the Company,
                          Sterling Software (Southwest), Inc. and Interlink Computer Sciences, Inc. (2), (8)
                   2.8    Agreement and Plan of Merger, dated as of July 12, 1999, among the Company, Sterling
                          Software (Arizona), Inc. and CoreData, Inc. (1), (2)
                   2.9    Agreement and Plan of Merger, dated as of July 15, 1999, among the Company, Sterling
                          Software Acquisition Corp. and Information Advantage, Inc. (2), (15)
                   3.1    Restated Certificate of Incorporation of the Company (1)
                   3.2    Restated Bylaws of the Company (1)
                   4.1    Form of Common Stock Certificate (10)
                   4.2    Rights Agreement, dated December 18, 1996, by and between the Company and The First
                          National Bank of Boston, as Rights Agent (11)
                   4.3    First Amendment to Rights Agreement, dated as of March 12, 1998, by and between the
                          Company and BankBoston, N.A., as Rights Agent (12)
                  10.1    Supplemental Executive Retirement Plan II regarding benefits of Geno P. Tolari under former
                          Informatics General Corporation Supplemental Executive Retirement Plan II (13), (14)
                  10.2    Sterling Software, Inc. Amended and Restated Employee Stock Purchase Plan (effective as of March 20, 1998)  (9), (14)
                  10.3    Sterling Software, Inc. Deferred Compensation Plan (restated effective December 21,
                          1998) (14), (18)
                  10.4    Sterling Software, Inc. Amended and Restated 1996 Stock Option Plan (1), (14)
                  10.5    Form of Stock Option Agreement between the Company and each of Sam Wyly and Charles
                          J. Wyly, Jr. (14), (16)
                  10.6    Form of Stock Option Agreement between the Company and Sterling L. Williams (14),
                          (16)
                  10.7    Form of Stock Option Agreement between the Company and Geno P. Tolari (14), (16)
                  10.8    Form of Stock Option Agreement between the Company and F.L. "Mike" Harvey (1), (14)
                  10.9    Form of Amendment to Stock Option Agreement, dated March 20, 1998, between the
                          Company and each of its executive officers (9), (14)
                 10.10    Fiscal 1999 Executive Compensation Plan for Group Presidents (14), (22)
                 10.11    Fiscal 2000 Executive Compensation Plan for Group Presidents (1), (14)
                 10.12    Consulting Agreement, dated October 1, 1996, between the Company and Michael C.
                          French (14), (17)
                 10.13    CEO Agreement, dated November 15, 1999, between the Company and Sterling L. Williams
                          (13), (14)
                 10.14    Form of Change-in-Control Severance Agreement, dated November 15, 1999, between the
                          Company and each of Sam Wyly, Charles J. Wyly, Jr. and Sterling L. Williams (13),


                          (14)
                 10.15    Form of Change-in-Control Severance Agreement, dated November 15, 1999, between the
                          Company and Geno P. Tolari (13), (14)
                 10.16    Form of Change-in-Control Severance Agreement, dated October 22, 1999, between the
                          Company and F.L. "Mike" Harvey (1), (14)
                 10.17    Form of Severance Agreement, dated November 15, 1999, between the Company and Geno
                          P. Tolari (13), (14)
                 10.18    Form of Severance Agreement, dated June 30, 1997, between the Company and F.L.
                          "Mike" Harvey (1), (14)
                 10.19    Form of Amendment to Severance Agreement, dated August 15, 1997, between the Company and F.L. "Mike" Harvey (14), (16)
                 10.20    Form of Indemnity Agreement between the Company and each of its directors and officers (1)
                 10.21    Third Amended and Restated Revolving Credit Agreement, dated July 1, 1997, by and among the Company, BankBoston, N.A. and Bank One, Texas, National Association and
                          BankBoston, N.A. as agent for itself and Bank One, Texas, National Association (19)
                 10.22    Tax Allocation Agreement, dated March 4, 1996, between the Company and Sterling
                          Commerce, Inc. (20)
                 10.23    Indemnification Agreement, dated March 4, 1996, between the Company and Sterling
                          Commerce, Inc. (21)
                 10.24    Agreement dated September 19, 1996 by Sterling Commerce, Inc. for the benefit of the
                          Company (17)
                 21.1     Subsidiaries of the Company (1)
                 23.1     Consent of Ernst & Young LLP (1)
                 27.1     Financial Data Schedule (1)

______________________________
(1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference (SEC File No. 99746823).
(2) In accordance with Item 601 of Regulation S-K, the schedules and exhibits relating to the agreement have been omitted. The Company will furnish supplementally to the Securities and Exchange Commission such schedules and exhibits upon request.
(3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference (SEC File No. 97605952).
(4) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1997, as amended, and incorporated herein by reference (SEC File No. 97633732).
(5) Previously filed as Appendix A to the Proxy Statement/Prospectus forming a part of the Company's Registration Statement No. 333-53747 dated May 28, 1999 and incorporated herein by reference (SEC File No. 98632583).
(6) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 21, 1998 and incorporated herein by reference (SEC File No. 98652676).
(7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference (SEC File No. 99617213).
(8)  Previously filed as an exhibit to the Company's Tender Offer Statement on
     Schedule 14D-1 dated March 30, 1999 and incorporated herein by reference (SEC File No. 99579124).
(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference (SEC File No. 98602908).
(10) Previously filed as an exhibit to the Company's Registration Statement No. 2-86825 and incorporated herein by reference (SEC File No. S766400).
(11) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 18, 1996 and incorporated herein by reference (SEC File No. 96682898).
(12) Previously filed as an exhibit to the Company's Registration Statement No. on Form 8-A/A filed April 3, 1998 and incorporated herein by reference (SEC File No. 98587026).
(13) Filed herewith.

(14) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.
(15) Previously filed as an exhibit to the Company's Tender Offer Statement on
     Schedule 14D-1 dated July 21, 1999 and incorporated herein by reference (SEC File No. 99667898).
(16) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference (SEC File No. 97724719).
(17) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference (SEC File No. 96672084).
(18) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference (SEC File No. 99531526).
(19) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference (SEC File No. 97660034).
(20) Previously filed as an exhibit to Registration Statement No. 33-80595 filed by Sterling Commerce, Inc. and incorporated herein by reference (File/ID #001-14196, SEC File No. 96042701).
(21) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 filed by Sterling Commerce, Inc. and incorporated herein by reference (File ID #001-14196, SEC File No. 96560893).
(22) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference (SEC File No. 98755025).