Form 10-Q
period 1999-12-31
STERLING SOFTWARE INC
filed 2000-02-09
CIK 716714

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
         (Mark One)
             (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1999

                                          or

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



       Registrant's telephone number, including area code: (214) 981-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Title                 Shares Outstanding as of February 4, 2000
   -----------------------------     -----------------------------------------
   Common Stock, $0.10 par value                    82,499,131

                        PART I - FINANCIAL INFORMATION

                                                                                                                             Page
                                                                                                                             ----
Item 1.  Financial Statements...............................................................................................   3

Sterling Software, Inc. Consolidated Balance Sheets at December 31, 1999 and
     September 30, 1999.....................................................................................................   3

Sterling Software, Inc. Consolidated Statements of Operations for the Three
     Months Ended December 31, 1999 and 1998................................................................................   4

Sterling Software, Inc. Consolidated Statement of Stockholders' Equity for the Three
     Months Ended December 31, 1999.........................................................................................   5

Sterling Software, Inc. Consolidated Statements of Cash Flows for the Three Months
     Ended December 31, 1999 and 1998.......................................................................................   6

Sterling Software, Inc. Notes to Consolidated Financial Statements..........................................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................................................................  14



                           PART II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................................................................  22

                            STERLING SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share information)

                                                            A S S E T S
                                                                                         December 31       September 30
                                                                                             1999              1999
                                                                                         ------------      ------------
                                                                                          (unaudited)
Current assets:
   Cash and cash equivalents....................................................         $  376,574        $   318,748
   Marketable securities........................................................            111,942            112,285
   Accounts and notes receivable, net...........................................            239,093            294,409
   Prepaid expenses and other current assets....................................             29,247             28,732
                                                                                         ----------         ----------
       Total current assets.....................................................            756,856            754,174

Property and equipment, net of accumulated depreciation of $67,252 at
   December 31, 1999 and $63,134 at September 30, 1999..........................             73,460             72,137

Computer software, net of accumulated amortization of $118,538 at
   December 31, 1999 and $114,813 at September 30, 1999.........................            147,337            144,367

Excess cost over net assets of businesses acquired, net of accumulated amortization of $44,680 at December 31, 1999 and $38,742 at
   September 30, 1999...........................................................            225,547            231,738

Other assets....................................................................             23,126             27,615
                                                                                         ----------         ----------
                                                                                         $1,226,326         $1,230,031
                                                                                         ==========         ==========

                                L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

Current liabilities:
   Accounts payable and accrued liabilities.....................................        $   194,532        $   226,510
   Deferred revenue.............................................................             96,620            105,828
                                                                                        -----------        -----------
       Total current liabilities................................................            291,152            332,338

Noncurrent deferred revenue.....................................................             42,333             45,677
Other noncurrent liabilities....................................................             38,304             40,284

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.10 par value; 10,000,000 shares authorized, no shares issued or outstanding......................................................
   Common stock, $.10 par value; 250,000,000 shares authorized; 87,959,000 and 86,873,000 shares issued at December 31, 1999 and
     September 30, 1999, respectively...........................................              8,796              8,687
   Additional paid-in capital...................................................            910,743            895,391
   Accumulated other comprehensive loss.........................................            (26,186)           (21,899)
   Retained earnings............................................................             86,760             55,750
   Less treasury stock, at cost; 5,924,000 and 5,953,000 shares at
     December 31, 1999 and September 30, 1999, respectively.....................           (125,576)          (126,197)
                                                                                         ----------         ----------
       Total stockholders' equity...............................................            854,537            811,732
                                                                                         ----------         ----------
                                                                                         $1,226,326         $1,230,031
                                                                                         ==========         ==========

                             See accompanying notes.

                            STERLING SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share information)
                                  (unaudited)

                                                                                                Three Months
                                                                                              Ended December 31
                                                                                         ---------------------------
                                                                                           1999              1998
                                                                                         ---------          --------
Revenue:
   Products...................................................................            $ 89,444          $ 64,313
   Product support............................................................              55,952            51,541
   Services...................................................................              61,560            58,605
                                                                                         ---------          --------
                                                                                           206,956           174,459
Costs and expenses:
   Cost of sales:
     Products and product support.............................................              25,711            17,948
     Services.................................................................              52,004            53,160
                                                                                         ---------          --------
                                                                                            77,715            71,108
   Product development and enhancement........................................               8,290             9,355
   Selling, general and administrative........................................              80,283            61,609
   Reorganization costs.......................................................                                19,655
   Purchased research and development.........................................                                 9,623
                                                                                         ---------          --------
                                                                                           166,288           171,350
                                                                                         ---------          --------

Income before other income (expense) and income taxes.........................              40,668             3,109

Other income (expense):
   Interest expense...........................................................                 (70)             (130)
   Investment income..........................................................               6,245             8,762
   Other......................................................................                 143               172
                                                                                         ---------          --------
                                                                                             6,318             8,804
                                                                                         ---------          --------

Income before income taxes....................................................              46,986            11,913
Provision for income taxes....................................................              15,976             7,707
                                                                                         ---------          --------
Net income....................................................................           $  31,010          $  4,206
                                                                                         =========          ========

Income per common share:
     Basic....................................................................           $     .38          $    .05
                                                                                         =========          ========
     Diluted..................................................................           $     .36          $    .05
                                                                                         =========          ========

                             See accompanying notes.

                             STERLING SOFTWARE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      Three Months Ended December 31, 1999
                                 (in thousands)
                                   (unaudited)

                                Common Stock                                                     Treasury Stock
                             -----------------                   Accumulated                   ------------------
                                                  Additional        Other                      Number                    Total
                             Number of    Par       Paid-in     Comprehensive     Retained       of                   Stockholders'
                              Shares     Value      Capital         Loss          Earnings     Shares      Cost          Equity
                              ------    ------     --------       --------        --------     ------    ---------      --------
Balance at
  September 30, 1999......... 86,873    $8,687     $895,391       $(21,899)        $55,750      5,953    $(126,197)     $811,732
   Net income................                                                       31,010                                31,010
   Adjustment to unrealized
    gains (losses) on
    available-for-sale
    securities, net of tax
    benefit of $206..........                                         (505)                                                 (505)
   Foreign currency
    translation adjustment...                                       (3,782)                                               (3,782)
                                                                                                                        --------
   Total comprehensive
    income...................                                                                                             26,723
   Issuance of common stock
    pursuant to stock
    options..................  1,086       109       15,404                                                               15,513
   Issuance of common stock
    to 401(k) plan...........                           (52)                                      (29)         621           569
                              ------    ------     --------       --------         -------      -----    ---------      --------
Balance at
  December 31, 1999.......... 87,959    $8,796     $910,743       $(26,186)        $86,760      5,924    $(125,576)     $854,537
                              ======    ======     ========       ========         =======      =====    =========      ========

                             See accompanying notes.

                             STERLING SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                  Three Months
                                                                                               Ended December 31
                                                                                          --------------------------
                                                                                            1999              1998
                                                                                          --------          --------
Operating activities:
   Net income.................................................................            $ 31,010          $  4,206
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization............................................              19,394            11,837
       Provision (benefit) for deferred income taxes..........................               7,947              (746)
       Reorganization costs...................................................                                 8,007
       Purchased research and development.....................................                                 9,623
       Changes in operating assets and liabilities, net of effects of business acquisitions:
           Decrease in accounts and notes receivable..........................              55,218             7,204
           Increase in prepaid expenses and other assets......................              (3,935)           (1,844)
           Decrease in accounts payable and accrued liabilities...............             (31,593)          (30,217)
           Decrease in deferred revenue.......................................              (9,208)           (9,459)
           Other..............................................................              (6,254)            7,095
                                                                                          --------          --------
              Net cash provided by operating activities.......................              62,579             5,706

Investing activities:
   Purchases of property and equipment........................................              (6,560)           (8,403)
   Purchases and capitalized cost of development of computer software.........             (11,019)           (7,402)
   Business acquisitions, net of cash acquired................................                                (7,891)
   Purchases of investments...................................................              (3,199)          (86,170)
   Proceeds from sales of investments.........................................               3,695            98,647
   Other......................................................................                (152)              586
                                                                                          --------          --------
              Net cash used in investing activities...........................             (17,235)          (10,633)

Financing activities:
   Proceeds from issuance of common stock pursuant to exercise of stock
     options..................................................................              15,513             7,589
   Other......................................................................              (1,549)           (1,734)
                                                                                          --------          --------
              Net cash provided by financing activities.......................              13,964             5,855

Effect of foreign currency exchange rate changes on cash......................              (1,482)              399
                                                                                          --------          --------
Increase in cash and cash equivalents.........................................              57,826             1,327
Cash and cash equivalents at beginning of period..............................             318,748           397,312
                                                                                          --------          --------
Cash and cash equivalents at end of period....................................            $376,574          $398,639
                                                                                          ========          ========


                             See accompanying notes.

                             STERLING SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                   (unaudited)

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

         Basis of Presentation

       The consolidated financial statements include the accounts of Sterling Software after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies at December 31, 1999 and September 30, 1999 and the results of operations for the three months ended December 31, 1999 and 1998. Actual amounts may differ from such estimates and assumptions.

         Revenue

       The Company recognizes revenue in accordance with the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSec") Statement of Position 97-2 "Software Revenue Recognition." On December 15, 1998, AcSec released Statement of Position 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition,' with Respect to Certain Transactions" ("SOP 98-9"). The Company adopted the provisions of SOP 98-9 effective October 1, 1999. Retroactive application was prohibited. The adoption of SOP 98-9 did not have a material impact on the financial position or results of operations of the Company.

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

       Purchased research and development determined not to have reached technological feasibility based on the status of design and development activities requiring further refinement and testing is expensed at the time of acquisition. The value of the Company's purchased research and development is determined by an independent valuation firm, generally by discounting the estimated projected net cash flows related to the applicable products for the next 10 years, including costs to complete the development of the technology and the future revenues to be earned upon release of the products.

         Comprehensive Income

       Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's total comprehensive income (loss) for the three months ended
December 31, 1999 and 1998 was $26,723,000 and $(712,000), respectively.

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

       The following table sets forth the computation of basic and diluted earnings per share for the three months ended December 31, 1999 and 1998 (in thousands, except per share data):

                                                                     Three Months Ended
                                                                        December 31
                                                                  ----------------------
                                                                    1999          1998
                                                                  --------      --------
         Basic:
            Net income..........................................  $ 31,010      $  4,206
                                                                  ========      ========
            Weighted average common shares outstanding..........    81,389        82,536
                                                                  ========      ========
            Net income per common share.........................  $    .38      $    .05
                                                                  ========      ========
         Diluted:
            Net income..........................................  $ 31,010      $  4,206
                                                                  ========      ========
            Weighted average common shares outstanding..........    81,389        82,536
            Effect of dilutive employee stock options...........     5,177         5,190
                                                                  --------      --------
            Adjusted weighted average common shares.............    86,566        87,726
                                                                  ========      ========
            Net income per common share.........................  $    .36      $    .05
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


3.       Business Acquisitions and Reorganizations

         1999 Acquisitions

       On October 26, 1998, Sterling Software acquired Cayenne Software, Inc. ("Cayenne"), a publicly held global supplier of analysis and design solutions for application and database development, in an $11,400,000 cash merger transaction (the "Cayenne Acquisition"). The total cost of the Cayenne Acquisition was approximately $33,184,000, including costs directly related to the acquisition of approximately $21,784,000, consisting of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs. The Cayenne Acquisition was accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations of Cayenne were included in the Company's results of operations from the date of the acquisition as part of the Company's application development business segment. Results of operations for the first quarter of 1999 include $9,623,000 of purchased research and development costs, which is the portion of the purchase price for Cayenne attributed to in-process research and development, and which was charged to expense in accordance with the purchase method of accounting.

       During 1999, the Company completed a total of five acquisitions, including the Cayenne Acquisition (the "1999 Acquisitions"), for a total cost of approximately $358,062,000, including direct costs related to the 1999 Acquisitions of approximately $67,383,000, consisting of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs. At December 31, 1999, the balance of the direct costs incurred in the 1999 Acquisitions that remained to be paid totaled approximately $27,957,000, related primarily to the elimination of duplicate facilities and leases and, in respect of the recently completed Information Advantage, Inc. acquisition, employee severance and benefits.

       The Company is using the purchased research and development associated with the 1999 Acquisitions to create new products that are expected to become part of the product portfolios offered by the systems management and business intelligence business segments. The Company expects that products developed from the purchased research and development will generally be released during fiscal 2000. The development activities required to complete the purchased research and development technologies include additional coding, cross-platform porting and validation, quality assurance procedures and beta testing. The Company's management expects that the purchased research and development generally will be successfully developed into commercially viable products; however, there can be no assurance that commercial viability or timely release of these products will be achieved.

       During the quarter ended December 31, 1999, there were no significant changes to the Company's estimated costs to complete or expected release dates related to products to be developed from research and development acquired through the 1999 Acquisitions.

         Reorganization Costs

       The Company's results of operations for the first quarter of 1999 included reorganization costs of $19,655,000 related to the reorganization of the Company's operations in connection with the Cayenne Acquisition. Total reorganization costs for 1999 were $99,620,000, primarily related to the 1999 Acquisitions, including costs associated with the realignment of the application development business segment. Of the total reorganization costs of $99,620,000, $57,464,000 required cash outlays. At December 31, 1999, the remaining balance to be paid totaled approximately $28,658,000, related primarily to commitments under lease arrangements for office space and equipment and, in respect of the recently completed realignment of the application development business segment, employee termination costs and benefits.

       The Company does not expect to incur costs related to the above described reorganizations in excess of the amounts previously charged to operations.

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


5.       Segment Information

       Sterling Software is a worldwide developer and supplier of systems management, business intelligence and application development software products and services, as well as a supplier of specialized IT services for sectors of the federal government. The results of the former application management segment
- now comprised of the application development and business intelligence segments - for periods ended prior to September 30, 1999 have been reclassified to conform to the current year presentation. The systems management business segment provides solutions that enable customers to simplify the use of multiple computing environments and to increase the productivity of information systems, ultimately ensuring that the systems meet the business needs of the organization, including e-business application availability and performance. The business intelligence business segment provides a complete range of web-based business intelligence capabilities centered around corporate portal technology, as well as products that structure and manage data and application resources. The application development business segment provides products and services that enable customers to deliver e-business applications for today's Internet-based economy. The federal systems business segment provides specialized IT services for sectors of the federal government, as well as state and local governments.

       Financial information concerning the Company's operations, by business segment, for the three months ended December 31, 1999 and 1998, is summarized as follows (in thousands):

                                                                 Three Months
                                                               Ended December 31
                                                            _______________________
                                                              1999           1998
                                                            --------       --------
        Revenue:
           Systems Management...........................    $ 67,989       $ 48,241
           Business Intelligence........................      41,610         19,107
           Application Development......................      56,001         68,491
           Federal Systems..............................      41,356         38,620
                                                            --------       --------
             Consolidated totals........................    $206,956       $174,459
                                                            ========       ========

        Operating Profit (Loss):
           Systems Management...........................    $ 23,340       $ 15,616
           Business Intelligence........................       9,823          8,213
           Application Development......................      12,629         13,815
           Federal Systems..............................       3,578          2,810
           Reorganization costs.........................                    (19,655)
           Purchased research and development...........                     (9,623)
           Corporate and other..........................      (8,702)        (8,067)
                                                            --------       --------
             Consolidated totals........................    $ 40,668       $  3,109
                                                            ========       ========


       Due to the reclassification of the former application management business segment into the new application development and business intelligence business segments, the Company is including the following historical segment information, reclassified to conform to the current year presentation (in thousands):

                                                                                                 Years Ended
                                                         Three Months Ended                     September 30
                                        -------------------------------------------------- ----------------------
                                         December 31   March 31     June 30   September 30
                                            1998         1999         1999        1999        1999        1998
                                        ----------  -----------  ----------   ----------   ---------   ----------
        Revenue:
          Systems Management..........    $ 48,241     $ 60,279    $ 76,120     $105,486    $290,126    $204,529
          Business Intelligence.......      19,107       20,492      19,984       26,225      85,808      79,941
          Application Development.....      68,491       72,625      73,122       57,799     272,037     286,072
          Federal Systems.............      38,620       38,990      40,539       40,884     159,033     148,773
          Corporate and other.........                                                                       628
                                        ----------  -----------  ----------   ----------   ---------   ----------
             Consolidated totals......    $174,459     $192,386    $209,765     $230,394    $807,004    $719,943
                                        ==========  ===========  ==========   ==========   =========   ===========

        Operating Profit (Loss):
          Systems Management..........    $ 15,616     $ 23,193    $ 29,479     $ 46,801    $115,089    $ 77,337
          Business Intelligence.......       8,213        8,880       9,273        9,790      36,156      33,119
          Application Development.....      13,815       17,420      18,241        3,743      53,219      42,862
          Federal Systems.............       2,810        3,098       3,136        3,337      12,381       9,911
          Reorganization costs........     (19,655)                 (14,098)     (65,867)    (99,620)    (45,162)
          Purchased research and
             development..............      (9,623)                 (22,468)     (51,475)    (83,566)
          Corporate and other.........      (8,067)      (8,114)     (7,831)      (7,854)    (31,866)    (31,564)
                                        ----------  -----------  ----------   ----------   ---------   ----------
             Consolidated totals......    $  3,109     $ 44,477    $ 15,732     $(61,525)   $  1,793    $ 86,503
                                        ==========  ===========  ==========   ==========   =========   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Combinations and Reorganizations

        1999 Acquisitions

       On October 26, 1998, Sterling Software acquired Cayenne Software, Inc. ("Cayenne"), a publicly held global supplier of analysis and design solutions for application and database development, in an $11,400,000 cash merger transaction (the "Cayenne Acquisition"). The total cost of the Cayenne Acquisition was approximately $33,184,000, including costs directly related to the acquisition of approximately $21,784,000, consisting of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs. The Cayenne Acquisition was accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations of Cayenne were included in the Company's results of operations from the date of the acquisition as part of the Company's application development business segment. Results of operations for the first quarter of 1999 include $9,623,000 of purchased research and development costs, which is the portion of the purchase price for Cayenne attributed to in-process research and development, and which was charged to expense in accordance with the purchase method of accounting.

       During 1999, the Company completed a total of five acquisitions, including the Cayenne Acquisition (the "1999 Acquisitions"), for a total cost of approximately $358,062,000, including direct costs related to the 1999 Acquisitions of approximately $67,383,000, consisting of employee termination costs, transaction costs, costs associated with the elimination of duplicate facilities and other direct costs. At December 31, 1999, the balance of the direct costs incurred in the 1999 Acquisitions that remained to be paid totaled approximately $27,957,000, related primarily to the elimination of duplicate facilities and leases and, in respect of the recently completed Information Advantage, Inc. ("Information Advantage") acquisition, employee severance and benefits.

       The Company is using the purchased research and development associated with the 1999 Acquisitions to create new products that are expected to become part of the product portfolios offered by the systems management and business intelligence business segments. The Company expects that products developed from the purchased research and development will generally be released during fiscal 2000. The development activities required to complete the purchased research and development technologies include additional coding, cross-platform porting and validation, quality assurance procedures and beta testing. The Company's management expects that the purchased research and development generally will be successfully developed into commercially viable products; however, there can be no assurance that commercial viability or timely release of these products will be achieved.

       During the quarter ended December 31, 1999, there were no significant changes to the Company's estimated costs to complete or expected release dates related to products to be developed from research and development acquired through the 1999 Acquisitions.

         Reorganization Costs

       The Company's results of operations for the first quarter of 1999 included reorganization costs of $19,655,000 related to the reorganization of the Company's operations in connection with the Cayenne Acquisition. Total reorganization costs for 1999 were $99,620,000 primarily related to the 1999 Acquisitions, including costs associated with the realignment of the application development business segment. Of the total reorganization costs of $99,620,000, $57,464,000 required cash outlays. At December 31, 1999, the remaining balance to be paid totaled approximately $28,658,000, related primarily to commitments under lease arrangements for office space and equipment and, in respect of the recently completed realignment of the application development business segment, employee termination costs and benefits.

       The Company does not expect to incur costs related to the above described reorganizations in excess of the amounts previously charged to operations.

Results of Operations

Three Months Ended December 31, 1999 and 1998

       Total revenue increased $32,497,000, or 19%, in the first quarter of 2000 over the same period in 1999 due to increases in products revenue, product support revenue and services revenue of 39%, 9% and 5%, respectively. The increase in products and product support revenue is due to increased products and product support revenue in both the systems management and business intelligence business segments, partially offset by a decline in products and product support revenue in the application development business segment. The increase in services revenue is primarily due to an increase in services revenue in the business intelligence and federal systems business segments, partially offset by a decrease in services revenue in the application development business segment.

       Revenue from the systems management business segment increased $19,748,000, or 41%, in the first quarter of 2000 over the same period of 1999, primarily due to a 54% increase in products revenue and a 17% increase in product support revenue. The increase in products revenue was mainly attributable to internal growth as well as revenue added as a result of the systems management business segment's 1999 acquisitions. The Company's storage management business grew products revenue 77% and grew total revenue 54%. The Company's network management business grew products revenue 75% and grew total revenue 74%. Consistent with external market trends, VM systems management revenue declined compared with the prior year, a trend that is expected to continue. VM systems management products revenue declined 54% and total revenue declined 43%. Approximately 51% of the systems management business segment's total revenue in the first quarter of 2000 was derived from the Company's international operations compared to 55% in the first quarter of 1999.

       Revenue from the business intelligence business segment increased $22,503,000, or 118%, in the first quarter of 2000 over the same period of 1999, due to increases in products revenue, product support revenue and services revenue of 123%, 57% and 887%, respectively. The increase in revenues was principally the result of the acquisition of Information Advantage during August 1999 and strong internal growth. Approximately 12% of the business intelligence business segment's total revenue in the first quarter of 2000 was derived from the Company's international operations, compared to 9% in the first quarter of 1999.

       In the fourth quarter of 1999 the Company realigned its application development business, shifting both the strategy and organization to take advantage of the e-business market opportunity. The Company added headcount in areas such as Java tools, where more investment was necessary, and reduced headcount in certain more mature market areas. The Company released its new Java development tool, COOL:Joe, on December 31, 1999, and additional product releases supporting the e-business initiatives in the Company's application development business are planned for the second and third quarters. As planned, due to the realignment of the application development business segment, revenue declined $12,490,000, or 18%, in the first quarter of 2000 over the same period of 1999. Products revenue, product support revenue and services revenue declined 20%, 11% and 26%, respectively, in the first quarter. The planned revenue declines are expected to continue through the Company's third quarter. Positive year-over-year comparisons are not expected in this business until the Company's fourth quarter when revenue opportunities from planned product releases are expected to offset declines in the areas where the Company decreased its investment. Approximately 63% of the application development business segment's total revenue was derived from the Company's international operations in both the first quarter of 2000 and the same period of 1999.

       Revenue from the federal systems business segment increased $2,736,000, or 7%, in the first quarter of 2000 over the same period of 1999 primarily due to higher contract billings in the segment's defense business.

       Total revenue generated from the Company's international operations was $75,143,000 and $71,364,000 in the first quarter of 2000 and 1999, respectively, representing an increase of $3,779,000, or 5%. This was due to a year-over-year increase in international revenue generated by the systems management and business intelligence business segments of 32% and 203%, respectively, partially offset by an 18% year-over-year decline in international revenue generated by the application development business segment. Revenue from the Company's international operations represented 36% of total revenue for the first quarter of 2000 down from 41% in the first quarter of 1999.

       The Company's recurring revenue includes revenue from product support agreements generally having terms ranging from one to three years and federal contracts generally having terms ranging from one to five years. Like most federal contracts, Sterling Software's federal contracts permit termination by the government for convenience or for failure to obtain funding. Recurring revenue decreased to 47% of total revenue in the first quarter of 2000 compared to 51% in the same period of 1999 as a decrease in federal contracts as a percentage of the total revenue was combined with an increase in products revenue as a percentage of total revenue.

                                      -16

       Total costs and expenses decreased $5,062,000, or 3%, in the first quarter of 2000 over the same period of 1999. However, excluding the Cayenne-related reorganization costs of $19,655,000 and the related write-off of purchased research and development costs of $9,623,000 in the first quarter of 1999, total costs and expenses increased $24,216,000, or 17%. Even excluding these one time costs, however, total costs as a percentage of total revenue declined year over year. The Company's operating profit margins improved in the systems management, application development, and federal systems business segments. The operating profit margin declined in the business intelligence business segment due to additional amortization as a result of the purchase acquisition of Information Advantage and higher general and administrative costs in the post-acquisition business. For the same reasons, the Company expects the operating profit margin in the business intelligence business segment for the remainder of fiscal 2000 to be lower than fiscal 1999.

       Total cost of sales increased $6,607,000, or 9%, in the first quarter of 2000 over the same period of 1999, and represented 38% and 41% of total revenue in the first quarters of 2000 and 1999, respectively. Cost of sales for products and product support represented 18% of products and product support revenue in the first quarter of 2000 compared to 15% in the same period in 1999. This increase is primarily due to higher amortization of goodwill and purchased software from the 1999 Acquisitions. Cost of sales for services represented 84% of services revenue in the first quarter of 2000 compared to 91% in the first quarter of 1999. This improvement in services margin was due primarily to the higher margin services business acquired from Information Advantage, and favorable contract completion and resolution of reserved funding issues in the federal systems business segment.

        Product development expense for the first quarter of 2000 was $8,290,000 as compared to product development expense in the first quarter of 1999 of $9,355,000. Gross product development expense, before capitalization of software, was 10% of non-federal systems revenue in the first quarter of 2000 compared to 11% for the first quarter of 1999. In the first quarter of 2000, the Company capitalized $8,814,000 of development costs and amortized $8,232,000 of software costs. This compares to $6,152,000 of capitalized development costs and $5,078,000 of software amortization in the first quarter of 1999. The increase in both gross and capitalized software development costs in the first quarter of 2000 over the same period in 1999 is attributable to an increase in product development efforts that were in process in the application development, systems management and business intelligence business segments. Increased product development efforts in the application development business segment supported the business' e-business solutions offerings, including COOL:Joe, its new Enterprise Java Bean development tool. Increased product development effort in the systems management business segment included product integration efforts following acquisitions, as well as new storage management products for distributed environments. Increased development efforts in the business intelligence business segment included the completion of a product integration effort following the Information Advantage acquisition and a new release of the Company's business intelligence portal. Product development expenses and the capitalization rate historically have fluctuated and may in the future continue to fluctuate from period to period depending in part upon the number and status of software development projects that are in process.

       Selling, general and administrative expenses increased $18,674,000, or 30%, in the first quarter of 2000 compared to the same period in 1999, and represented 39% and 35% of total revenue in the first quarters of 2000 and 1999, respectively. This increase is primarily due to higher general and administrative costs in the post-acquisition business intelligence business segment.

       Investment income decreased $2,517,000 in the first quarter of 2000 compared to the same period of 1999 as a result of lower average cash and cash equivalents balances, primarily due to the use of cash in connection with the 1999 Acquisitions.

       Income before income taxes in the first quarter of 2000 was $46,986,000 compared to $11,913,000 for the same period of 1999. However, excluding the Cayenne-related reorganization costs of $19,655,000 and the related write-off of purchased research and development costs of $9,623,000 in the first quarter of 1999, income before income taxes increased $5,795,000, or 14%, primarily due to higher profits in the systems management, business intelligence and federal systems business segments, partially offset by lower profits in the application development business segment and a decline in investment income.

       The Company's effective tax rate for the first quarter of 2000 was 34% compared to 65% in the first quarter of 1999. The effective tax rate for the first quarter of 1999 was adversely impacted by the write-off of purchased research and development costs related to the Cayenne Acquisition that will not provide a tax benefit to the Company. Before the net tax benefit related to the Cayenne-related reorganization costs and the write-off of purchased research and development costs, the Company's effective tax rate for the first quarter of 1999 was 34%.

Liquidity and Capital Resources

       The Company had $465,704,000 of working capital at December 31, 1999, which includes $376,574,000 of cash and cash equivalents and $111,942,000 of marketable securities. Net cash provided by operating activities was $62,579,000 in the first three months of 2000 compared to $5,706,000 in the first three months of 1999. Net cash provided by operating activities in first quarter of 2000 was reduced by payments of approximately $20,362,000 directly related to the 1999 Acquisitions and related reorganizations. Net cash provided by operating activities in the first quarter of 1999 was reduced by payments made during the period of approximately $12,681,000 directly related to acquisitions and related reorganizations completed by the Company in 1998 and 1997.

       Investing activities used $17,235,000 of cash in the first quarter of 2000 compared to $10,633,000 in the first quarter of 1999. Capital expenditures for the first quarter of 2000 were $6,560,000 compared to $8,403,000 for the first quarter of 1999. Purchases and capitalized costs of computer software were $11,019,000 and $7,402,000 for the first quarter of 2000 and 1999, respectively. Net cash used in investing activities in the first quarter of 1999 included $7,891,000 of payments, net of cash acquired, related to the Cayenne Acquisition. Cash provided by operating activities, together with other available cash, was used to fund capital expenditures and additions to computer software.

       Financing activities provided $13,964,000 of cash in the first quarter of 2000 compared to $5,855,000 in the first quarter of 1999. Sterling Software received proceeds of approximately $15,513,000 and $7,589,000 from the exercise of employee stock options in the first quarter of 2000 and 1999, respectively.

       On September 3, 1999, the Company announced a share repurchase program authorizing the repurchase of up to 5,000,000 shares of the Company's common stock, par value $0.10 per share ("Common Stock"), from time to time. No shares of Common Stock were repurchased under this program in the quarter ended December 31, 1999.

       The Company is party to a bank credit agreement (the "Credit Agreement") that provides for unsecured revolving credit loans of up to $35,000,000. Borrowings under the Credit Agreement, which expires on June 30, 2000, bear interest at the lower of the lender's base rate or a Eurodollar lending rate plus one-half percent. No amounts were borrowed under the Credit Agreement during the first quarter of 2000 or 1999.

       At December 31, 1999, the Company's short and long-term cash commitments, including remaining costs related to recent acquisitions and reorganizations, consisted primarily of commitments under lease arrangements for office space and equipment and employee severance obligations. The Company intends to meet such obligations primarily from cash provided by operating activities.

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

         Acquisition Strategy

       The Company maintains a strategy of seeking to acquire businesses and products to fill strategic market niches. This acquisition strategy has contributed significantly to the Company's growth in revenue and operating profit. The impact of future acquisitions on continued growth in revenue and operating profit cannot presently be determined. The Company expects to finance future acquisitions, if any, through a combination of cash on hand and cash from operations and the possible issuance of equity or debt securities.

         Year 2000 Issues

       The following discussion regarding year 2000 matters constitutes a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

       Like most companies in the IT industry, the Company has been dealing with and addressing the so-called "year 2000" issue for some time. Although the date change to the year 2000 has already occurred, the Company continues to monitor its product support and internal MIS organizations and the status of third-party provided services for any indications that the year 2000 issue has impacted its products, its material internal systems or its material third party relationships. Although not all year 2000 disruption scenarios have been experienced, and there is a possibility of disruptions in the future, through the date of this Quarterly Report on Form 10-Q, the Company has not experienced any material (or even any significant) year 2000 issues with respect to its products, its material internal systems or the systems of its material vendors and suppliers. Obviously, there can be no assurance that the Company or any third parties will not experience year 2000 issues that may have a material adverse effect on the Company's business, results of operations or financial condition in the future.

       A more detailed discussion of certain risks associated with the year 2000 issue and the Company's actions and plans to address this issue is set forth in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

Forward-Looking Information

       This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the Company's management. The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words "may", "will", "could", "should", "believe", "expect", "future", "potential", "anticipate", "intend", "plan", "estimate" or "continue" or the negative or other variations thereof and (ii) other statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including (i) risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions, (ii) possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, and (iii) actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence, the statements under the caption "Certain Risks and Uncertainties That Could Affect the Company and Future Operating Results" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and the statements under captions such as "Risk

Factors", "Certain Considerations Relative to the Company" and "Special Considerations" in other SEC Filings constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those reflected in such forward-looking statements.

Item 6.     Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


      2.1 Agreement and Plan of Merger, dated as of August 27, 1998, among the Company, Sterling Software (Southern), Inc. and Cayenne Software, Inc. (1), (2)

      2.2 Agreement and Plan of Merger, dated as of July 15, 1999, among the Company, Sterling Software Acquisition Corp. and Information Advantage, Inc. (1), (3)

      3.1   Restated Certificate of Incorporation of the Company (2)

      3.2   Restated Bylaws of the Company (2)

      10.1 Sterling Software, Inc. Deferred Compensation Plan (restated effective January 3, 2000) (4)

      10.2 Amended and Restated Supplemental Executive Retirement Plan II regarding benefits of Geno P. Tolari under former Informatics General Corporation Supplemental Executive Retirement Plan II (4)

      27    Financial Data Schedule (4)

-------------

(1) In accordance with Item 601 of Regulation S-K, the schedules and exhibits relating to the agreement have been omitted. The Company will furnish supplementally to the Securities and Exchange Commission such schedules or exhibits upon request.

(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference (SEC File No. 99746823)

(3)  Previously filed as an exhibit to the Company's Tender Offer Statement on
     Schedule 14D-1 dated July 21, 1999 and incorporated herein by reference (SEC File No. 99667898).

(4)  Filed herewith.


      (b)   Reports on Form 8-K.

      The Company did not file any Current Reports on Form 8-K during the three month period ended December 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              STERLING SOFTWARE, INC.




Date:  February 9, 2000      By:              /s/ Sterling L. Williams
                                 -----------------------------------------------
                                               Sterling L. Williams
                                        President, Chief Executive Officer
                                                   and Director
                                           (Principal Executive Officer)





Date:  February 9, 2000                          /s/ R. Logan Wray
                                 -----------------------------------------------
                                                   R. Logan Wray
                                               Senior Vice President
                                            and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------
   Exhibit
     No.                           Description


     2.1 Agreement and Plan of Merger, dated as of August 27, 1998, among the Company, Sterling Software (Southern), Inc. and Cayenne Software, Inc.
          (1), (2)

     2.2 Agreement and Plan of Merger, dated as of July 15, 1999, among the Company, Sterling Software Acquisition Corp. and Information Advantage, Inc. (1), (3)

     3.1  Restated Certificate of Incorporation of the Company (2)

     3.2  Restated Bylaws of the Company (2)

     10.1 Sterling Software, Inc. Deferred Compensation Plan (restated effective January 3, 2000) (4)

     10.2 Amended and Restated Supplemental Executive Retirement Plan II regarding benefits of Geno P. Tolari under former Informatics General Corporation Supplemental Executive Retirement Plan II (4)

     27   Financial Data Schedule (4)

-------------

(1) In accordance with Item 601 of Regulation S-K, the schedules and exhibits relating to the agreement have been omitted. The Company will furnish supplementally to the Securities and Exchange Commission such schedules or exhibits upon request.

(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference (SEC File No. 99746823).

(3)  Previously filed as an exhibit to the Company's Tender Offer Statement on
     Schedule 14D-1 dated July 21, 1999 and incorporated herein by reference (SEC File No. 99667898).

(4)  Filed herewith.